Form 10-Q
period 2005-06-30
ML Aspect FuturesAccess LLC
filed 2005-08-12
CIK 1309132

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2005

                                     OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    ----------------

Commission File Number 0-51085

                           ML ASPECT FUTURESACCESS LLC
                           ---------------------------
                          (Exact Name of Registrant as
                            specified in its charter)

            Delaware                                        20-1227650
-----------------------------------            ------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

                  c/o Merrill Lynch Alternative Investments LLC
                           Princeton Corporate Campus
                       800 Scudders Mill Road - Section 2G
                          Plainsboro, New Jersey 08536
                          ----------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                  609-282-6996
               --------------------------------------------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                           ML ASPECT FUTURESACCESS LLC
                     (A DELAWARE LIMITED LIABILITY COMPANY)

                        STATEMENT OF FINANCIAL CONDITION
                                   (unaudited)

                                                                                                          JUNE 30,
                                                                                                            2005
                                                                                                       --------------
ASSETS:
Equity in commodity futures trading accounts:
    Cash                                                                                               $   15,740,670
    Net unrealized gains on open contracts                                                                    477,438
Accrued interest                                                                                               33,911
                                                                                                       --------------

                TOTAL ASSETS                                                                           $   16,252,019
                                                                                                       ==============

LIABILITIES AND MEMBERS' CAPITAL:
LIABILITIES:
    Brokerage fee payable                                                                              $        8,657
    Management fee payable                                                                                     26,936
    Sponsor's fee payable                                                                                      17,679
    Incentive fee payable                                                                                     181,562
    Redemptions payable                                                                                        72,673
    Other fees payable                                                                                         33,193
                                                                                                       --------------
            Total liabilities                                                                                 340,700
                                                                                                       --------------

MEMBERS' CAPITAL:

  Sponsor's Interest (20,647  Units)                                                                           21,449
  Members' Interests (15,265,277  Units)                                                                   15,889,870
                                                                                                       --------------
            Total members' capital                                                                         15,911,319
                                                                                                       --------------

                TOTAL LIABILITIES AND MEMBERS' CAPITAL                                                 $   16,252,019
                                                                                                       ==============

NET ASSET VALUE PER UNIT (NOTE 2)

See notes to financial statements.

                           ML ASPECT FUTURESACCESS LLC
                     (A DELAWARE LIMITED LIABILITY COMPANY)

                               STATEMENT OF INCOME
                                   (unaudited)

                                                                         FOR THE PERIOD
                                                                          APRIL 1, 2005
                                                                  (COMMENCEMENT OF OPERATIONS)
                                                                               TO
                                                                         JUNE 30, 2005
                                                                         --------------
TRADING PROFITS:

        Realized                                                         $      470,354
        Change in unrealized                                                    477,438
                                                                         --------------

            Total trading profits                                               947,792
                                                                         --------------

INVESTMENT INCOME:
    Interest                                                                     88,248
                                                                         --------------

EXPENSES:
    Brokerage commissions                                                        26,264
    Management fee                                                               68,775
    Incentive fee                                                               181,562
    Sponsor's fee                                                                40,925
    Other                                                                        33,192
                                                                         --------------

            Total expenses                                                      350,718
                                                                         --------------

NET INVESTMENT LOSS                                                            (262,470)
                                                                         --------------

NET INCOME                                                               $      685,322
                                                                         ==============

NET INCOME PER UNIT:

Weighted average number of Units outstanding                                  5,095,308
                                                                         ==============

Net income per weighted average Unit                                     $       0.1345
                                                                         ==============

See notes to financial statements.

                           ML ASPECT FUTURESACCESS LLC
                     (A DELAWARE LIMITED LIABILITY COMPANY)

                    STATEMENT OF CHANGES IN MEMBERS' CAPITAL
   FOR THE PERIOD APRIL 1, 2005 (COMMENCEMENT OF OPERATIONS) TO JUNE 30, 2005
                                   (unaudited)

                                              MEMBERS' CAPITAL

                                            SPONSOR'S        MEMBERS'
                           UNITS            INTEREST        INTERESTS          TOTAL
                       --------------    --------------   --------------    --------------
MEMBERS' CAPITAL,
 April 1, 2005                      -    $            -   $            -    $            -

Additions                  15,425,924            19,999       15,346,445        15,366,444

Net income                          -             1,450          683,872           685,322

Redemptions                  (140,000)                -         (140,447)         (140,447)
                       --------------    --------------   --------------    --------------

MEMBERS' CAPITAL,
  June 30, 2005            15,285,924    $       21,449   $   15,889,870    $   15,911,319
                       ==============    ==============   ==============    ==============

See notes to financial statements.

                           ML ASPECT FUTURESACCESS LLC
                     (A DELAWARE LIMITED LIABILITY COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of ML Aspect FuturesAccess LLC (the "Fund") as of June 30, 2005, and the results of its operations for the period April 1, 2005 (commencement of operations) to June 30, 2005. However, the operating results for the interim period may not be indicative of the results for the period ended December 31, 2005.

      Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. It is suggested that these financial statements be read in conjunction with the Fund's Form 10 filed with the Securities and Exchange Commission.

2.   NET ASSET VALUE PER UNIT

      At June 30, 2005 the Net Asset Values of the different series of Units are as follows:

                                                             NET ASSET
                          NET ASSET        NUMBER OF         VALUE PER
                            VALUE            UNITS             UNIT
                        --------------   --------------   --------------
      Series A          $      754,853          725,761   $     1.0401
      Series C               7,681,168        7,403,155         1.0376
      Series D               6,865,645        6,571,743         1.0447
      Series I                 609,653          585,265         1.0417
                        --------------   --------------
                        $   15,911,319       15,285,924
                        ==============   ==============

3.    FAIR VALUE AND OFF-BALANCE SHEET RISK

      The nature of this Fund has certain risks, which cannot be presented on the financial statements. The following summarizes some of those risks.

      MARKET RISK

      Derivative instruments involve varying degrees of off-balance sheet market risk. Changes in the level or volatility of interest rates, foreign currency exchange rates or the market values of the financial instruments or commodities underlying such derivative instruments frequently result in changes in the Fund's net unrealized profit on such derivative instruments as reflected in the Statement of Financial Condition. The Fund's exposure to market risk is influenced by a number of factors, including the relationships among the derivative instruments held by the Fund as well as the volatility and liquidity of the markets in which the derivative instruments are traded.

      Merrill Lynch Alternative Investments LLC ("MLAI"), the Sponsor of the Fund, has procedures in place intended to control market risk exposure, although there can be no assurance that they will, in fact, succeed in doing so. These procedures focus primarily on monitoring the trading of Aspect Capital Limited ("Aspect"), the trading advisor, calculating the Net Asset Value of the Fund as of the close of business on each day and reviewing outstanding positions for over-concentrations. While MLAI does not itself intervene in the markets to hedge or diversify the Fund's market exposure, MLAI may urge Aspect to reallocate positions in an attempt to avoid over-concentrations. However, such interventions are expected to be unusual. It is expected that MLAI's basic risk control procedures will consist of the ongoing process of advisor monitoring, with the market risk controls being applied by Aspect itself.

      CREDIT RISK

      The risks associated with exchange-traded contracts are typically perceived to be less than those associated with over-the-counter (non-exchange-traded) transactions, because exchanges typically provide clearinghouse arrangements in which the collective credit (in some cases limited in amount, in some cases not) of the members of the exchange is pledged to support the financial integrity of the exchange. In over-the-counter transactions, on the other hand, traders must rely solely on the credit of their respective individual counterparties. Margins, which may be subject to loss in the event of a default, are generally required in exchange trading, and counterparties may also require margin in the over-the-counter markets.

      The credit risk associated with these instruments from counterparty nonperformance is the net unrealized profit, if any, included in the Statement of Financial Condition. The Fund attempts to mitigate this risk by dealing exclusively with Merrill Lynch entities as clearing brokers.

      The Fund, in its normal course of business, enters into various contracts, with Merrill Lynch Pierce Fenner & Smith Inc. ("MLPF&S") acting as its commodity broker. Pursuant to the brokerage arrangement with MLPF&S (which includes a netting arrangement), to the extent that such trading results in receivables from and payables to MLPF&S, these receivables and payables are offset and reported as a net receivable or payable and included in equity from commodity futures trading accounts in the Statement of Financial Condition.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

                       MONTH-END NET ASSET VALUE PER UNIT

                    Class A

                              JAN.       FEB.       MAR.        APR.       MAY        JUN.
                    ------------------------------------------------------------------------
                    2005      n/a        n/a         n/a     $ 0.9690   $ 1.0071    $ 1.0401

                    Class C

                              JAN.       FEB.       MAR.        APR.       MAY        JUN.
                    ------------------------------------------------------------------------
                    2005      n/a        n/a         n/a     $ 0.9682   $ 1.0054    $ 1.0376

                    Class D

                              JAN.       FEB.       MAR.        APR.       MAY        JUN.
                    ------------------------------------------------------------------------
                    2005      n/a        n/a         n/a     $ 0.9702   $ 1.0096    $ 1.0447

                    Class I

                              JAN.       FEB.       MAR.        APR.       MAY        JUN.
                    ------------------------------------------------------------------------
                    2005      n/a        n/a         n/a     $ 0.9693   $ 1.0078    $ 1.0417

Performance Summary

April 1, 2005 to June 30, 2005

The Fund posted an overall gain for the quarter after incurring losses early on. The interest rate sector posted the majority of the profits, followed by the currency and stock indices sectors. Losses were posted in the metals, agriculture, and energy sectors.

Trading in interest rates was profitable throughout the quarter. Short term interest rates were profitable as speculation that the next move in U.K. interest rates could be downwards. The Riskbank cut interest rates as well. Speculation that the U.K. will likely cut interest rates before the end of the year continued.

The currency sector posted gains despite losses early on. Currency markets were dominated by the strengthening U.S. dollar and the Euro falling to seven month lows after the French rejected the European constitution. The currency markets were the most profitable towards the end of the quarter.

Trading in stock indices was also profitable for the Fund. Trading in stock indices was turbulent in the beginning of the quarter as the sharp mid-month falls triggered by the Asian indices impacted performance. Mid-quarter global markets recovered and stock indices were a source of profit. The quarter ended with gains as European and Asian markets enjoyed a good month.

Losses were posted in the metals sector throughout the month. Base metal markets suffered a sharp drop after copper reached new highs, hurting the long positions held in the Fund.

Trading in agricultural commodities posted losses for the Fund. Trading in soft agricultural markets attributed to these losses.

The largest losses were posted in the energy sector. Trading in energies was difficult as crude fell back from its highs, but remained volatile amid speculation about refinery capacity issues. The downward trend in natural gas continued throughout the quarter.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

       Not applicable

Item 4. Controls and Procedures

Merrill Lynch Alternative Investments LLC, the Sponsor of ML Aspect FuturesAccess LLC, with the participation of the Sponsor's Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Fund as of the end of the period of this quarterly report, and, based on this evaluation, has concluded that these disclosure controls and procedures are effective. Additionally, there were no significant changes in the Fund's internal controls or in other factors that could significantly affect these controls subsequent to the date of this evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

          There are no pending proceedings to which the Fund or MLAI is a party.

Item 2.   Changes in Securities and Use of Proceeds

          (a)  None.
          (b)  None.
          (c)  None.
          (d)  None.

Item 3.   Defaults Upon Senior Securities

          None.

Item 4.   Submission of Matters to a Vote of Security Holders

          None.

Item 5.   Other Information

          None.

Item 6.   Exhibits and Reports on Form 8-K.

          (a)Exhibits.

          There are no exhibits required to be filed as part of this document.

          (b) Reports on Form 8-K.

          There were no reports on Form 8-K filed during the three months of fiscal 2005.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               ML ASPECT FUTURESACCESS LLC


                               By: MERRILL LYNCH ALTERNATIVE
                                      INVESTMENTS LLC
                                     (General Partner)


Date: August 12, 2005          By /s/ ROBERT M. ALDERMAN
                                  ----------------------
                                  Robert M. Alderman
                                  Chief Executive Officer, President and Manager (Principal Executive Officer)


Date:  August 12, 2005
                               By /s/ MICHAEL L. PUNGELLO
                                  -----------------------
                                  Michael L. Pungello
                                  Vice President, Chief Financial Officer
                                  and Treasurer
                                  (Principal Financial and Accounting Officer)