Form 10-Q
period 2005-09-30
ML Aspect FuturesAccess LLC
filed 2005-11-14
CIK 1309132

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005
                               ------------------

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number 0-51085

                           ML ASPECT FUTURESACCESS LLC
                           ---------------------------
                          (Exact Name of Registrant as
                            specified in its charter)

            Delaware                                        20-1227650
-------------------------------                ---------------------------------
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

                                  609-282-6996
                  ---------------------------------------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark whether registrant is an accelerated filer (as defined by Rule 12b-2 of the Act).
                                                                  Yes / / No /X/

Indicate by check mark whether registrant is a shell company (as defined by Rule 12b-2 of the Act).
                                                                  Yes / / No /X/

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                           ML ASPECT FUTURESACCESS LLC
                     (A DELAWARE LIMITED LIABILITY COMPANY)

                        STATEMENT OF FINANCIAL CONDITION
                                   (unaudited)

                                                                   SEPTEMBER 30,
                                                                       2005
                                                                  --------------
ASSETS:
Equity in commodity futures trading accounts:
  Cash                                                            $   24,186,099
  Net unrealized gains on open contracts                                 522,014
Accrued interest                                                          62,029
                                                                  --------------
            TOTAL ASSETS                                          $   24,770,142
                                                                  ==============

LIABILITIES AND MEMBERS' CAPITAL:
LIABILITIES:
  Brokerage commissions payable                                   $       11,608
  Management fee payable                                                  40,710
  Sponsor's fee payable                                                   29,760
  Incentive fee payable                                                  262,494
  Redemptions payable                                                     63,328
  Other fees payable                                                      59,728
                                                                  --------------
         Total liabilities                                               467,628
                                                                  --------------

MEMBERS' CAPITAL:

 Sponsor's Interest (20,647 Units)                                        21,663
 Members' Interests (23,061,438 Units)                                24,280,851
                                                                  --------------
         Total members' capital                                       24,302,514
                                                                  --------------
            TOTAL LIABILITIES AND MEMBERS' CAPITAL                $   24,770,142
                                                                  ==============
NET ASSET VALUE PER UNIT (NOTE 2)

See notes to financial statements.

                           ML ASPECT FUTURESACCESS LLC
                     (A DELAWARE LIMITED LIABILITY COMPANY)

                               STATEMENT OF INCOME
                                   (unaudited)

                                                                            FOR THE PERIOD
                                                                            APRIL 1, 2005
                                                      FOR THE THREE       (COMMENCEMENT OF
                                                       MONTHS ENDED         OPERATIONS)TO
                                                    SEPTEMBER 30, 2005    SEPTEMBER 30, 2005
                                                    ------------------    ------------------
TRADING PROFITS:

   Realized                                         $          363,529    $          833,883
   Change in unrealized                                         44,485               521,923
                                                    ------------------    ------------------
      Total trading profits                                    408,014             1,355,806
                                                    ------------------    ------------------
INVESTMENT INCOME:
   Interest                                                    164,678               252,926
                                                    ------------------    ------------------
EXPENSES:
   Management fee                                              104,641               173,416
   Incentive fee                                                80,932               262,494
   Sponsor's fee                                                73,915               114,840
   Brokerage commissions                                        28,661                54,925
   Other                                                        34,731                67,923
                                                    ------------------    ------------------
      Total expenses                                           322,880               673,598
                                                    ------------------    ------------------
NET INVESTMENT LOSS                                           (158,202)             (420,672)
                                                    ------------------    ------------------
NET INCOME                                          $          249,813    $          935,135
                                                    ==================    ==================
NET INCOME PER UNIT:

Weighted average number of Units outstanding                 2,598,720             2,885,261
                                                    ==================    ==================
Net income per weighted average Unit                $           0.0961    $           0.3241
                                                    ==================    ==================

See notes to financial statements.

                           ML ASPECT FUTURESACCESS LLC
                     (A DELAWARE LIMITED LIABILITY COMPANY)

                    STATEMENT OF CHANGES IN MEMBERS' CAPITAL
            FOR THE PERIOD APRIL 1, 2005 (COMMENCEMENT OF OPERATIONS)
                              TO SEPTEMBER 30, 2005
                                   (unaudited)

                                                      MEMBERS' CAPITAL
                                 -----------------------------------------------------------
                                                  SPONSOR'S        MEMBERS'
                                     UNITS         INTEREST       INTERESTS        TOTAL
                                 ------------    ------------   ------------    ------------
MEMBERS' CAPITAL,
 April 1, 2005                              -    $          -   $          -    $          -

Additions                          23,893,709          19,999     24,176,211      24,196,210

Net income                                  -           1,664        933,471         935,135

Redemptions                          (811,624)              -       (828,831)       (828,831)
                                 ------------    ------------   ------------    ------------

MEMBERS' CAPITAL,
  September 30, 2005               23,082,085    $     21,663   $ 24,280,851    $ 24,302,514
                                 ============    ============   ============    ============

See notes to financial statements.

                           ML ASPECT FUTURESACCESS LLC
                     (A DELAWARE LIMITED LIABILITY COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of ML Aspect FuturesAccess LLC (the "Fund") as of September 30, 2005, and the results of its operations for the period April 1, 2005 (commencement of operations) to September 30, 2005. However, the operating results for the interim period may not be indicative of the results for the period ending December 31, 2005.

     Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. It is suggested that these financial statements be read in conjunction with the Fund's Form 10 filed with the Securities and Exchange Commission.

2.   NET ASSET VALUE PER UNIT

     At September 30, 2005 the Net Asset Values of the different series of Units are as follows:

                                                      NET ASSET
                       NET ASSET       NUMBER OF      VALUE PER
                         VALUE           UNITS          UNIT
                    ---------------  ------------   -------------
     Series A        $   1,620,053     1,543,018     $    1.0499
     Series C           11,295,913    10,773,801          1.0485
     Series D            7,007,745     6,571,743          1.0663
     Series I            4,378,803     4,193,523          1.0442
                    ---------------  ------------
                     $  24,302,514    23,082,085
                    ===============  ============

3.   FAIR VALUE AND OFF-BALANCE SHEET RISK

     The nature of this Fund has certain risks, which cannot be presented on the financial statements. The following summarizes some of those risks.

     MARKET RISK

     Derivative instruments involve varying degrees of off-balance sheet market risk. Changes in the level or volatility of interest rates, foreign currency exchange rates or the market values of the financial instruments or commodities underlying such derivative instruments frequently result in changes in the Fund's net unrealized gains on open contracts on such derivative instruments as reflected in the Statement of Financial Condition. The Fund's exposure to market risk is influenced by a number of factors, including the relationships among the derivative instruments held by the Fund as well as the volatility and liquidity of the markets in which the derivative instruments are traded.

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

     The credit risk associated with these instruments from counterparty nonperformance is the net unrealized gains on open contracts, if any, included in the Statement of Financial Condition. The Fund attempts to mitigate this risk by dealing exclusively with Merrill Lynch entities as clearing brokers.

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

Item2: Management's Discussion and Analysis of Financial Condition and Results of Operations

                       MONTH-END NET ASSET VALUE PER UNIT

                Class A

            JAN.       FEB.       MAR.        APR.       MAY        JUN.        JUL.       AUG.        SEP.
  -----------------------------------------------------------------------------------------------------------
  2005      n/a        n/a         n/a      $ 0.9690   $ 1.0071    $ 1.0401   $ 1.0206    $ 1.0532   $ 1.0499

                Class C

            JAN.       FEB.       MAR.        APR.       MAY        JUN.        JUL.       AUG.        SEP.
  -----------------------------------------------------------------------------------------------------------
  2005      n/a        n/a         n/a      $ 0.9682   $ 1.0054    $ 1.0376   $ 1.0206    $ 1.0521   $ 1.0485

                Class D

            JAN.       FEB.       MAR.        APR.       MAY        JUN.        JUL.       AUG.        SEP.
  -----------------------------------------------------------------------------------------------------------
  2005      n/a        n/a         n/a      $ 0.9702   $ 1.0096    $ 1.0447   $ 1.0308    $ 1.0655   $ 1.0663

                Class I

            JAN.       FEB.       MAR.        APR.       MAY        JUN.        JUL.       AUG.        SEP.
  -----------------------------------------------------------------------------------------------------------
  2005      n/a        n/a         n/a      $ 0.9693   $ 1.0078    $ 1.0417   $ 1.0188    $ 1.0520   $ 1.0442

Performance Summary

APRIL 1, 2005 TO SEPTEMBER 30, 2005

April 1, 2005 to June 30, 2005

The Fund posted an overall gain for the quarter after incurring losses early on. The interest rate sector posted the majority of the profits, followed by the currency and stock indices sectors. Losses were posted in the metals, agriculture, and energy sectors.

Trading in interest rates was profitable throughout the quarter. Short term interest rates were profitable as speculation that the next move in U.K. interest rates could be downward. Sweden's Riksbank cut interest rates as well. Speculation that the U.K. will likely cut interest rates before the end of the year continued.

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

July 1, 2005 to September 30, 2005

Overall the Fund experienced a gain for the quarter. The energy, stock indices, agriculture and metals sectors posted gains while currencies and interest rates sectors posted losses.

The energy sector posted the highest gains for the Fund. The beginning of the quarter had volatile reversals in price as bad weather threatened to disrupt supplies. Performance was dominated by the energy sector in the middle of the quarter due to the Fund's long positions reaping the benefits of the record high oil prices. Concerns over U.S. refinery problems pushed up prices of crude oil and its products. Crude oil fell back at the end of the quarter after Hurricane Rita's impact was less than what was originally feared. Profits in natural gas reached an all time high as refinery concerns continued.

Trading in stock indices was also profitable for the Fund. Trading in stock indices was strong throughout the quarter. The S&P 500 reached four year highs and the Fund had strong returns from Asian indices and the DAX index. The quarter ended with an upward trend in global equity markets, with the exception of a flat U.S. market which contributed to stock index positions performing strongly. Japanese stocks enjoyed particularly strong growth after Prime Minister Koizumi's election victory and positive economic reports.

The agricultural sector was the third highest profit sector for the Fund. Trading short in grains and cocoa attributed to the gains.

The metals sector was also profitable for the Fund. The metals sector posted small losses through mid quarter. However, the gold market was a strong performer at the end of quarter due to inflation being a bigger concern than slowing growth which stimulated the gold market.

The currency sector posted losses for the Fund. The currency markets were very volatile in reaction to China ending its policy of pegging its currency at 8.3 yuan to the U.S. dollar. During the quarter, the U.S. dollar declined against most major currencies due to the expected slowdown in growth because of higher energy prices in the U.S.

The interest rate sector was the least profitable for the Fund. Early in the quarter, Japanese ten year bonds were hit by the Chinese yuan revaluation and move to a managed floating exchange rate regime, and failed to recover despite some economic data. U.S. bonds also slid amid a raft of strong economic data releases as well as the U.S. Federal Reserve Chairman, Alan Greenspan's optimistic testimony to Congress. Interest rate positions also did poorly due to the short in Eurodollar profiting from the general weakening in fixed income which continued its poor performance through mid quarter. This was caused by fears that the hurricane's impact on U.S. consumer spending will mean no further rate hikes this year, and a December increase is no longer priced into the market. The quarter ended with fixed income markets also retreating, hurting the Fund's long bonds positions but rewarding the short in Eurodollar as U.S. rate tightening continued.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

          (a) None.
          (b) None.
          (c) None.
          (d) None.

Item 3.   Defaults Upon Senior Securities

          None.

Item 4.   Submission of Matters to a Vote of Security Holders

          None.

Item 5.   Other Information

          None.

Item 6.   Exhibits and Reports on Form 8-K.

          (a) Exhibits.

               The following exhibits are incorporated by reference or are filed herewith to this Quarterly Report on Form 10-Q:

31.01 and
31.02          Rule 13a-14(a)/15d-14(a) Certifications

EXHIBIT 31.01
AND 31.02:     Are filed herewith.

32.01 and
32.02          Section 1350 Certifications

EXHIBIT 32.01
AND 32.02:     Are filed herewith.

           (b) Reports on Form 8-K.

           There were no reports on Form 8-K filed during the six months of fiscal 2005.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               ML ASPECT FUTURESACCESS LLC


                               By: MERRILL LYNCH ALTERNATIVE
                                       INVESTMENTS LLC
                                        (Sponsor)


Date: November 14, 2005        By /s/ ROBERT M. ALDERMAN
                                  ----------------------
                                  Robert M. Alderman
                                  Chief Executive Officer, President and Manager (Principal Executive Officer)


Date: November 14, 2005
                               By /s/ MICHAEL L. PUNGELLO
                                  -----------------------
                                  Michael L. Pungello
                                  Vice President, Chief Financial Officer
                                  and Treasurer
                                  (Principal Financial and Accounting Officer)