Form 10-Q
period 2006-03-31
ML Aspect FuturesAccess LLC
filed 2006-05-15
CIK 1309132

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number 0 51085

ML ASPECT FUTURESACCESS LLC

(Exact Name of Registrant as

specified in its charter)

Delaware	20-1227650
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

c/o Merrill Lynch Alternative Investments LLC

Princeton Corporate Campus

800 Scudders Mill Road -  Section 2G

Plainsboro, New Jersey 08536

(Address of principal executive offices)

(Zip Code)

609-282-6996

(Registrant’s telephone number, including area code)

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

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-Q or any amendment to this Form 10-Q. [x]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark if the registrant is a shell company (as defined by Rule 12b-2 of the Act).

Yes ☐ No ☒

ML ASPECT FUTURESACCESS LLC

QUARTERLY REPORT FOR MARCH 31, 2006 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

ML ASPECT FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2006 (unaudited)	December 31, 2005

ASSETS:
Equity in commodity futures trading accounts:
Cash	$38,776,297	$30,348,029
Net unrealized profit on open contracts	3,137,961	638,884
Cash	147,548	18,796
Accrued interest	140,896	104,310

TOTAL ASSETS	$42,202,702	$31,110,019

LIABILITIES AND MEMBERS’ CAPITAL:
LIABILITIES:
Brokerage commissions payable	$24,850	$15,491
Management fee payable	70,083	50,943
Sponsor’s fee payable	65,228	43,565
Performance fee payable	509,305	422,270
Redemptions payable	3,385,884	37,220
Initial offering costs payable	57,020	60,707
Other payables	44,057	75,170

Total liabilities	4,156,427	705,366

MEMBERS’ CAPITAL:
Sponsor’s Interest (20,647 and 20,647 Units issued and outstanding)	22,991	21,954
Members’ Interest (34,220,666 and 28,535,392 Units issued and outstanding)	38,023,284	30,382,699

Total members’ capital	38,046,275	30,404,653

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$42,202,702	$31,110,019

NET ASSET VALUE PER UNIT (Note 2)

See notes to financial Statements.

ML ASPECT FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENT OF INCOME

(unaudited)

For the three months ended March 31, 2006
TRADING PROFITS (LOSSES):

Realized	$(44,496)
Change in unrealized	2,499,078
Brokerage commissions	(49,539)

Total trading profits	2,405,043

INVESTMENT INCOME:
Interest	368,905

EXPENSES:
Management fee	186,694
Sponsor’s fee	167,768
Performance fee	509,305
Other	37,040

Total expenses	900,807

NET INVESTMENT LOSS	(531,902)

NET INCOME	$1,873,141

NET INCOME PER UNIT:

Weighted average number of Units outstanding
Class A	2,535,090
Class C	19,981,665
Class D	3,075,392
Class I	6,577,731

Net income per weighted average Unit
Class A	$0.0601
Class C	$0.0549
Class D	$0.0889
Class I	$0.0533

See notes to financial Statements.

ML ASPECT FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENT OF CHANGES IN MEMBERS’ CAPITAL

For the three months ended March 31, 2006

(unaudited)

	Members’ Capital December 31, 2005	Subscriptions	Redemptions	Net Income	Members’ Capital March 31, 2006

Class A	2,099,133	1,023,386	(305,786)	—	2,816,733
Class C	15,745,021	7,998,341	(594,503)	—	23,148,859
Class D	4,742,754	985,670	(4,371,011)	—	1,357,413
Class I	5,948,484	949,177	—	—	6,897,661

Total Members’ Units	28,535,392	10,956,574	(5,271,300)	—	34,220,666

Class A	10,319	—	—	—	10,319
Class C	10,328	—	—	—	10,328
Class D	—	—	—	—	—
Class I	—	—	—	—	—

Total Sponsor’s Units	20,647	—	—	—	20,647

See notes to financial Statements.

ML ASPECT FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENT OF CHANGES IN MEMBERS’ CAPITAL

For the three months ended March 31, 2006

(unaudited)

	Members’ Capital December 31, 2005	Subscriptions	Redemptions	Net Income	Members’ Capital March 31, 2006
Class A	$2,233,102	$1,099,609	$(340,740)	$151,815	$3,143,786
Class C	16,664,400	8,529,844	(642,349)	1,096,446	25,648,341
Class D	5,186,047	1,079,998	(4,979,748)	273,326	1,559,623
Class I	6,299,150	1,021,867	—	350,517	7,671,534

Total Members’ Interests	$30,382,699	$11,731,318	$(5,962,837)	$1,872,104	$38,023,284

Class A	$11,001	$—	$—	$533	$11,534
Class C	10,953	—	—	504	11,457
Class D	—	—	—	—	—
Class I	—	—	—	—	—

Total Sponsor’s Interest	$21,954	$—	$—	$1,037	$22,991

Total Members’ Capital	$30,404,653	$11,731,318	$(5,962,837)	$1,873,141	$38,046,275

See notes to financial Statements.

ML ASPECT FUTURESACCESS LLC

(a Delaware Limited Liability Company)

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of ML Aspect FuturesAccess LLC (the “Fund”) as of March 31, 2006, and the results of its operations for the three months ended March 31, 2006.  However, the operating results for the interim periods may not be indicative of the results for the full year. The Fund commenced trading activities on April 1, 2005. Therefore comparative results for the interim period ending March 31, 2005 are not applicable.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been omitted.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Fund’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the period ended December 31, 2005.

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

2.     NET ASSET VALUE PER UNIT

For financial reporting purposes, in conformity with US GAAP, the Fund deducted the total initial offering costs at inception from Members’ Capital for purposes of determining Net Asset Value.  For all other purposes, including computing Net Asset Value for purposes of member subscription and redemption activity, such costs are amortized over 60 months. Consequently, the Net Asset Value and Net Asset Value per Unit of the different Classes for financial reporting purposes and for all other purposes are as follows:

At March 31, 2006 the Net Asset Values of the different series of Units are as follows:

	Net Asset Value			Net Asset Value per Unit
	All Other Purposes	Financial Reporting	Number of Shares	All Other Purposes	Financial Reporting
Class A	$3,159,516	$3,155,320	2,827,052	$1.1176	$1.1161
Class C	25,690,920	25,659,798	23,159,187	$1.1093	$1.1080
Class D	1,569,462	1,559,623	1,357,413	$1.1562	$1.1490
Class I	7,683,397	7,671,534	6,897,661	$1.1139	$1.1122
	$38,103,295	$38,046,275	34,241,313

At December 31, 2005 the Net Asset Values of the different series of Units were:

	Net Asset Value			Net Asset Value per Unit
	All Other	Financial	Number of	All Other	Financial
	Purposes	Reporting	Units	Purposes	Reporting
Class A	$2,248,584	$2,244,103	2,109,452	$1.0660	$1.0638
Class C	$16,708,648	$16,675,353	15,755,349	$1.0605	$1.0584
Class D	$5,196,400	$5,186,047	4,742,754	$1.0957	$1.0935
Class I	$6,311,728	$6,299,150	5,948,484	$1.0611	$1.0590
	$30,465,360	$30,404,653	28,556,039

3.       FAIR VALUE AND OFF-BALANCE SHEET RISK

The nature of this Fund has certain risks, which cannot be presented on the financial statements.  The following summarizes some of those risks.

Market Risk

Derivative instruments involve varying degrees of off-balance sheet market risk.  Changes in the level or volatility of interest rates, foreign currency exchange rates or the market values of the financial instruments or commodities underlying such derivative instruments frequently result in changes in the Fund’s net unrealized profit on such derivative instruments as reflected in the Statements of Financial Condition.  The Fund’s exposure to market risk is influenced by a number of factors, including the relationships among the derivative instruments held by the Fund as well as the volatility and liquidity of the markets in which the derivative instruments are traded.

Sponsor of the Fund, Merrill Lynch Alternative Investments (“MLAI”), has procedures in place intended to control market risk exposure, although there can be no assurance that they will, in fact, succeed in doing so.  These procedures focus primarily on monitoring the trading of Aspect Capital  Limited (“Aspect”), the trading advisor, calculating the Net Asset Value of the Fund as of the close of business on each day and reviewing outstanding positions for over-concentrations.  While MLAI does not itself intervene in the markets to hedge or diversify the Fund’s market exposure, MLAI may urge Aspect to reallocate positions in an attempt to avoid over-concentrations.  However, such interventions are expected to be unusual.  It is expected that MLAI’s basic risk control procedures will consist of the ongoing process of advisor monitoring, with the market risk controls being applied by Aspect itself.

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

The credit risk associated with these instruments from counterparty nonperformance is the net unrealized profit, if any, included in the Statements of Financial Condition. The Fund attempts to mitigate this risk by dealing exclusively with Merrill Lynch & Co., Inc. (“Merrill Lynch”) entities as clearing brokers.

The Fund, in its normal course of business, enters into various contracts, with Merrill Lynch Pierce Fenner & Smith Inc. (“MLPF&S”) acting as its commodity broker.  Pursuant to the brokerage arrangement with MLPF&S (which includes a netting arrangement), to the extent that such trading results in receivables from and payables to MLPF&S, these receivables and payables are offset and reported as a net receivable or payable and included in equity from commodity futures trading accounts in the Statements of Financial Condition.

Item 2:            Management’s Discussion and Analysis of Financial Condition and Results of Operations

MONTH-END NET ASSET VALUE PER UNIT (1)

(NON US GAAP)

Class A

	Jan.	Feb.	Mar.
2006	$1.0832	$1.0733	$1.1176

Class C

	Jan.	Feb.	Mar.
2006	$1.0768	$1.0662	$1.1093

Class D

	Jan.	Feb.	Mar.
2006	$1.1148	$1.1086	$1.1563

Class I

	Jan.	Feb.	Mar.
2006	$1.0786	$1.0690	$1.1139

(1) Represents Net Asset Value per unit for all other purposes as discussed in Note 2 to the Financial Statements.

Performance Summary

January 1, 2006 to March 31, 2006

The Fund posted an overall gain for the quarter with stock indices, metals and interest rate sectors posted gains while agricultural, currencies, and energy sectors posted losses.

Stock indices were the most profitable for the Fund. Stock indices continued their recent rally to the benefit of the Fund, despite a sharp correction the beginning of the first quarter following the Japanese Livedoor scandal. U.S. and global indices reacted to strong mid-and small-cap U.S. corporate results, and sentiment regarding the rate cycle, while Europe was lifted by large cap merger activity and high commodity prices. The quarter ended with most major stock markets still experiencing an uptrend, driven by continued optimistic sentiment around the markets.

The metals sector was also profitable for this Fund. Strong profits came from metals as bullish trends continued through the beginning of the first quarter. Prices were driven higher by global industrial growth set against producers’ capacity problems. Aluminum had large gains as smelters closed in China and Switzerland, while zinc was helped on its way by decreasing inventories and South American labor disputes. Metal prices continued to rise through the end of the quarter driven by increasingly strong demand which benefited the Fund’s long positions.

The interest rate sector posted gains for the Fund. The beginning of the quarter found the best single market was in the interest rates sector, where the short in the Eurodollar profited from market expectations of further U.S. rate hikes.

The currency sector posted a loss for this Fund. Bonds contributed a loss to the Fund, with their recent meager rally extinguished by a sharp correction in the beginning of the quarter sparked by a strong

German business confidence survey, a closing of European/U.S. interest rate differentials and a second month of Japanese price increases. However, the Fund profited mid-quarter from the weakening Swedish krona after bearish Swedish inflation figures, and from the strengthening U.S. dollar. The Japanese yen presented problems, however, as it strengthened amid speculation that Japanese rates might be raised sooner than expected.  The quarter ended with bonds posting profits for the Fund, due to profits from the short position in Japanese ten year bonds. The Bank of Japan’s decision on March 9, 2006 to drop its policy of “quantitative easing” caused yields to rise sharply. Profits were also posted from the program’s short position in the Euribor. The fall in price was triggered by various data releases fuelling expectations of further rate hikes from the European Central Bank.

The agricultural sector posted losses for the Fund. The agricultural market was soft which attributed to the difficult trading environment resulting in the sector posting losses for the Fund.

The energy sector was the least profitable for the Fund. Long positions in crude oil suffered heavily early in mid-quarter wherein the price dropped by nearly U.S. $10/bbl amid bountiful inventory figures, before recovering somewhat following violence in Nigeria and an attempted refinery bombing in Saudi Arabia. However, the short positions in natural gas produced good returns as the price continued it’s strong downwards trend, despite the short cold snap in North America. The quarter ended with a disappointment to the Fund, wherein short positions in unleaded gasoline and crude oil were affected by geopolitical concerns driving prices higher.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4. Controls and Procedures

Merrill Lynch Alternative Investments LLC, the Sponsor of ML Aspect FuturesAccess LLC (the “Fund”), with the participation of the Sponsor’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Fund as of the end of the period of this quarterly report, and, based on this evaluation, has concluded that these disclosure controls and procedures are effective.  Additionally, there were no significant changes in the Fund’s internal controls or in other factors that could significantly affect these controls subsequent to the date of this evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1.            Legal Proceedings

Neither the Fund nor MLAI has ever been the subject of any material litigation.  Merrill Lynch is the 100% indirect owner of MLAI, MLPF&S and all other Merrill Lynch entities involved in the operations of the Fund. Merrill Lynch as well as certain of its subsidiaries and affiliates have been named as defendants in civil actions, arbitration proceedings and claims arising out of their respective business activities. Although the ultimate outcome of these actions cannot be predicted at this time and the results of legal proceedings cannot be predicted with certainty, it is the opinion of management that the result of these matters will not be materially adverse to the business operations or the financial condition of MLAI or the Fund.

Item 2.            Changes in Securities and Use of Proceeds

(a)   None.

(b)   None.

(c)   None.

(d)   None.

Item 3.            Defaults Upon Senior Securities

None.

Item 4.            Submission of Matters to a Vote of Security Holders

None.

Item 5.            Other Information

None.

Item 5(a).       Recent Sales of Unregistered Securities:  Uses of Proceeds From Registered Securities:

Issuance to accredited investors pursuant to Regulation D and Section 4(6) under the Securities Act.  The selling agent of the following Class of Units was MLPF&S.

CLASS A

	Subscription Amount	Units	NAV (1)
Jan-06	193,045	181,093	1.0660
Feb-06	276,896	255,628	1.0832
Mar-06	629,668	586,665	1.0733
Apr-06	666,891	596,717	1.1176

CLASS C

	Subscription Amount	Subscription Units	NAV (1)
Jan-06	2,522,952	2,379,021	1.0605
Feb-06	1,581,956	1,469,127	1.0768
Mar-06	4,424,936	4,150,193	1.0662
Apr-06	5,220,884	4,706,467	1.1093

CLASS D

	Subscription Amount	Units	NAV (1)
Jan-06	1,079,998	985,670	1.0957
Feb-06	—	—	1.1148
Mar-06	—	—	1.1562
Apr-06	6,196,498	5,358,902	1.1563

CLASS I

	Amount	Units	NAV (1)
Jan-06	70,998	66,910	1.0611
Feb-06	867,997	804,744	1.0786
Mar-06	82,872	77,523	1.0690
Apr-06	959,261	861,173	1.1139

(1) Net Asset Value for all other purposes

Item 6.            Exhibits and Reports on Form 8-K.

(a)   Exhibits.

The following exhibits are incorporated by reference or are filed herewith to this Quarterly Report on Form 10-Q:

31.01 and

31.02               Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01

and 31.02:      Are filed herewith.

32.01 and

32.02               Section 1350 Certifications

Exhibit 32.01

and 32.02       Are filed herewith.

(b) Reports on Form 8-K.

There were no reports on Form 8-K filed during the three months of fiscal 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ML ASPECT FUTURESACCESS LLC

By:	MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC (Sponsor)

Date: May 15, 2006	By	/s/ ROBERT M. ALDERMAN
Robert M. Alderman
Chief Executive Officer, President and Manager
(Principal Executive Officer)

Date: May 15, 2006
	By	/s/ MICHAEL L. PUNGELLO
Michael L. Pungello
Vice President, Chief Financial Officer
and Treasurer
(Principal Financial and Accounting Officer)