Form 10-Q
period 2006-06-30
ML Aspect FuturesAccess LLC
filed 2006-08-14
CIK 1309132

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number 0-51085

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

Yes ☐   No ☒

ML ASPECT FUTURESACCESS LLC

QUARTERLY REPORT FOR JUNE 30, 2006 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

ML ASPECT FUTURESACCESS LLC
(a Delaware Limited Liability Company)

STATEMENTS OF FINANCIAL CONDITION

	June 30,	December 31,
	2006	2005
	(unaudited)
ASSETS:
Equity in commodity futures trading accounts:
Cash	$69,492,027	$30,348,029
Net unrealized profit on open contracts	2,231,621	638,884
Cash	403,769	18,796
Prepaid filing fee	5,646	—
Accrued interest receivable	261,611	104,310

TOTAL ASSETS	$72,394,674	$31,110,019

LIABILITIES AND MEMBERS’ CAPITAL:
LIABILITIES:
Brokerage commissions payable	$36,081	$15,491
Management fee payable	119,830	50,943
Sponsor’s fee payable	107,017	43,565
Performance fee payable	527,054	422,270
Redemptions payable	159,009	37,220
Initial offering costs payable	50,695	60,707
Other payables	—	75,170

Total liabilities	999,686	705,366

MEMBERS’ CAPITAL:
Sponsor’s Interest (20,647 and 20,647 Units issued and outstanding)	23,103	21,954
Members’ Interest (63,546,021 and 28,535,392 Units issued and outstanding)	71,371,885	30,382,699

Total members’ capital	71,394,988	30,404,653

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$72,394,674	$31,110,019

NET ASSET VALUE PER UNIT (Note 2)

See notes to financial statements.

ML ASPECT FUTURESACCESS LLC
(a Delaware Limited Liability Company)

STATEMENTS OF OPERATIONS
(unaudited)

	For the three	For the three	For the six
	months ended	months ended	months ended
	June 30,	June 30,	June 30,
	2006	2005(1)	2006
TRADING PROFITS (LOSSES):

Realized	$920,020	$470,354	$875,524
Change in unrealized	(903,204)	477,438	1,595,874
Brokerage commissions	(104,892)	(26,264)	(154,431)

Total trading profits (losses)	(88,076)	921,528	2,316,967

INVESTMENT INCOME:
Interest	689,806	88,248	1,058,711

EXPENSES:
Management fee	314,102	68,775	500,796
Sponsor’s fee	278,718	40,925	446,486
Performance fee	17,749	181,562	527,054
Other	192,561	28,049	229,601

Total expenses	803,130	319,311	1,703,937

NET INVESTMENT LOSS	(113,324)	(231,063)	(645,226)

NET INCOME (LOSS)	$(201,400)	$690,465	$1,671,741

NET INCOME (LOSS) PER UNIT:

Weighted average number of Units outstanding
Class A	4,344,235	598,933	3,439,662
Class C	33,315,712	5,847,053	26,648,689
Class D	9,494,264	6,544,805	6,284,828
Class I	7,871,193	494,517	7,224,462

Net income (loss) per weighted average Unit
Class A	$0.0010	$0.0508	$0.0455
Class C	$(0.0040)	$0.0568	$0.0361
Class D	$(0.0181)	$0.0453	$0.0162
Class I	$0.0128	$0.0638	$0.0625

(1) commencement of operations April 1, 2005

See notes to financial statements.

ML ASPECT FUTURESACCESS LLC
(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL
For the six months ended June 30, 2006 and the three months ended June 30, 2005
(unaudited)

	Initial Offering	Offering Costs	Subscriptions	Redemptions	Net Income	Members’ Capital June 30, 2005	Members’ Capital December 31, 2005	Subscriptions	Redemptions	Net Income	Members’ Capital June 30, 2006
Class A	500,175	—	215,267	—	—	715,442	2,099,133	4,053,913	(402,920)	—	5,750,126
Class C	4,195,000	—	3,327,827	(130,000)	—	7,392,827	15,745,021	23,928,586	(822,516)	—	38,851,091
Class D	6,531,336	—	40,407	—	—	6,571,743	4,742,754	10,548,305	(4,371,011)	—	10,920,048
Class I	337,750	—	257,515	(10,000)	—	585,265	5,948,484	2,076,272	—	—	8,024,756
Total Members’ Units	11,564,261	—	3,841,016	(140,000)	—	15,265,277	28,535,392	40,607,076	(5,596,447)	—	63,546,021

Class A	—	—	10,319	—	—	10,319	10,319	—	—	—	10,319
Class C	—	—	10,328	—	—	10,328	10,328	—	—	—	10,328
Class D	—	—	—	—	—	—	—	—	—	—	—
Class I	—	—	—	—	—	—	—	—	—	—	—
Total Sponsor’s Units	—	—	20,647	—	—	20,647	20,647	—	—	—	20,647

See notes to financial statements.

ML ASPECT FUTURESACCESS LLC
(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL
For the six months ended June 30, 2006 and the three months ended June 30, 2005 (continued)
(unaudited)

	Initial Offering	Initial Offering Costs	Subscriptions	Redemptions	Net Income	Members’ Capital June 30, 2005	Members’ Capital December 31, 2005	Subscriptions	Redemptions	Net Income	Members’ Capital June 30, 2006
Class A	$500,175	$(5,246)	$214,495	$—	$29,689	$739,113	$2,233,102	$4,526,823	$(452,978)	$155,965	$6,462,912
Class C	4,195,000	(39,432)	3,275,948	(130,030)	331,531	7,633,017	16,664,400	26,492,550	(899,944)	961,646	43,218,652
Class D	6,531,336	(15,300)	40,794	—	296,228	6,853,058	5,186,047	12,349,023	(4,979,747)	101,734	12,657,057
Class I	337,750	(14,003)	250,947	(10,417)	31,567	595,844	6,299,150	2,282,867	—	451,247	9,033,264
Total Members’ Interests	$11,564,261	$(73,981)	$3,782,184	$(140,447)	$689,015	$15,821,032	$30,382,699	$45,651,263	$(6,332,669)	$1,670,592	$71,371,885

Class A	$—	$—	$9,999	$—	$734	$10,733	$11,001	$—	$—	$605	$11,606
Class C	—	—	10,000	—	716	10,716	10,953	—	—	544	11,497
Class D	—	—	—	—	—	—	—	—	—	—	—
Class I	—	—	—	—	—	—	—	—	—	—	—
Total Sponsor’s Interest	$—	$—	$19,999	$—	$1,450	$21,449	$21,954	$—	$—	$1,149	$23,103
Total Members’ Capital	$11,564,261	$(73,981)	$3,802,183	$(140,447)	$690,465	$15,842,481	$30,404,653	$45,651,263	$(6,332,669)	$1,671,741	$71,394,988

See notes to financial statements.

ML ASPECT FUTURESACCESS LLC
(a Delaware Limited Liability Company)

NOTES TO FINANCIAL STATEMENTS
(unaudited)

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of ML Aspect FuturesAccess LLC (the “Fund”) as of June 30, 2006, and the results of its operations for the three and six months ended June 30, 2006 and for the three months ended June 30, 2005, respectively.  However, the operating results for the interim periods may not be indicative of the results for the full year. The Fund commenced operations on April 1, 2005. Therefore, the Statements of Operations and Statements of Changes in Members’ Capital contain information only for the three month period ended June 30, 2005.

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

At June 30, 2006 the Net Asset Values of the different series of Units are as follows:

	Net Asset Value			Net Asset Value per Unit
	All Other Purposes	Financial Reporting	Number of Shares	All Other Purposes	Financial Reporting
Class A	$6,478,212	$6,474,518	5,760,445	$1.1246	$1.1240
Class C	43,257,478	43,230,149	38,861,419	$1.1131	$1.1124
Class D	12,665,754	12,657,057	10,920,048	$1.1599	$1.1591
Class I	9,044,239	9,033,264	8,024,756	$1.1270	$1.1257
	$71,445,683	$71,394,988	63,566,668

At December 31, 2005 the Net Asset Values of the different series of Units are as follows:

	Net Asset Value			Net Asset Value per Unit
	All Other Purposes	Financial Reporting	Number of Units	All Other Purposes	Financial Reporting
Class A	$2,248,584	$2,244,103	2,109,452	$1.0660	$1.0638
Class C	$16,708,648	$16,675,353	15,755,349	$1.0605	$1.0584
Class D	$5,196,400	$5,186,047	4,742,754	$1.0957	$1.0935
Class I	$6,311,728	$6,299,150	5,948,484	$1.0611	$1.0590
	$30,465,360	$30,404,653	28,556,039

3.      FAIR VALUE AND OFF-BALANCE SHEET RISK

The nature of this Fund has certain risks, which cannot all be presented on the financial statements.  The following summarizes some of those risks.

Market Risk

Derivative instruments involve varying degrees of off-balance sheet market risk.  Changes in the level or volatility of interest rates, foreign currency exchange rates or the market values of the financial instruments or commodities underlying such derivative instruments frequently result in changes in the Fund’s net unrealized profit (loss) on such derivative instruments as reflected in the Statement of Financial Condition.  The Fund’s exposure to market risk is influenced by a number of factors, including the relationships among the derivative instruments held by the Fund as well as the volatility and liquidity of the markets in which the derivative instruments are traded.

The sponsor of the Fund, Merrill Lynch Alternative Investments (“MLAI”), has procedures in place intended to control market risk exposure, although there can be no assurance that they will, in fact, succeed in doing so.  These procedures focus primarily on monitoring the trading of Aspect Capital Limited (“Aspect”), the trading advisor, calculating the Net Asset Value of the Fund as of the close of business on each day and reviewing outstanding positions for over-concentrations.  While MLAI does not itself intervene in the markets to hedge or diversify the Fund’s market exposure, MLAI may urge Aspect to reallocate positions in an attempt to avoid over-concentrations.  However, such interventions are expected to be unusual.  It is expected that MLAI’s basic risk control procedures will consist of the ongoing process of advisor monitoring, with the market risk controls being applied by Aspect itself.

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

Item 2:            Management’s Discussion and Analysis of Financial Condition and Results of Operations

MONTH-END NET ASSET VALUE PER UNIT (1)

(NON US GAAP)

Class A

	Jan.	Feb.	Mar.	Apr.	May	Jun.
2005	n/a	n/a	n/a	$0.9690	$1.0071	$1.0401
2006	$1.0832	$1.0733	$1.1176	$1.1701	$1.1235	$1.1246

Class C

	Jan.	Feb.	Mar.	Apr.	May	Jun.
2005	n/a	n/a	n/a	$0.9682	$1.0054	$1.0376
2006	$1.0768	$1.0662	$1.1093	$1.1595	$1.1115	$1.1131

Class D

	Jan.	Feb.	Mar.	Apr.	May	Jun.
2005	n/a	n/a	n/a	$0.9702	$1.0096	$1.0447
2006	$1.1148	$1.1086	$1.1563	$1.2076	$1.1546	$1.1599

Class I

	Jan.	Feb.	Mar.	Apr.	May	Jun.
2005	n/a	n/a	n/a	$0.9693	$1.0078	$1.0417
2006	$1.0786	$1.0690	$1.1139	$1.1664	$1.1231	$1.1270

(1) Represents Net Asset Value per unit for all other purposes as discussed in Note 2 to the Financial Statements.

Performance Summary

January 1, 2006 to June 30, 2006

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

April 1, 2006 to June 30, 2006

The Fund posted an overall loss for the quarter with interest rates and metal sectors posting gains while energy, currencies, agriculture and stock indices sectors posted losses.

The interest rate sector was the most profitable for the Fund. Bonds continued to profit from its short positions as the global economy remained in an environment of rising short-term interest rates. Short positions in the U.K. ten year gilt were the best single market performers for the Fund. There were losses from short positions in bonds mid-quarter, however, interest rates proved profitable as the Federal Reserve’s focus on inflation became important. The quarter ended with the best single market in the interest rates sector, where the short in the Eurodollar profited from market participants’ focusing their attention on the central banks announcements and commentaries on inflation.

The metals sector was also profitable for this Fund. Strong profits came from metals as bullish trends continued through the middle of the second quarter. Several metals hit record highs at the beginning of the quarter as robust Chinese economic growth further increased global demand. Profits were also generated for the Fund mid-quarter contrary to the highly volatile price action. Prices started to fall again at the end of the quarter due to the Fund’s reduced, but remaining long positions.

The energy sector posted losses for the Fund. Modest gains were posted to the Fund beginning of the quarter only to fall mid quarter. Equity markets corrected sharply amid concerns over rising inflation and speculation that the long bull market might be coming to an end. The Fund’s long positions suffered as a result, especially in the highly commodity-influenced FTSE 100 as energies and metals markets also fell sharply. Energy markets proved difficult for the Fund, with the worst loss in crude oil. However, the quarter ended posting gains for the Fund from long positions in crude oil and short positions in natural gas.

The currency sector posted losses for the Fund. Long positions in the U.S. dollar contributed a loss to the Fund at the beginning of the quarter due to the weakening of the U.S. dollar to other currencies. A turbulent period in the markets mid-quarter resulted in most sectors witnessing sharp reversals, which hurt established positions. Short position in the Eurodollar did post a slight gain for the Fund at quarter’s end however, it was not enough to offset the losses.

The agricultural sector posted losses for the Fund. The agricultural market was soft which attributed to the difficult trading environment resulting in the sector posting losses for the Fund. The worst single performance at quarter’s end came from cocoa futures which was a sharp reversal in June after two bearish months, affecting the Fund’s short positions.

Stock indices were the least profitable for the Fund. Modest gains were posted at the beginning of the quarter only to have sharp reversals mid quarter which hurt established positions.  The Fund’s losses in stock indices were limited at quarter’s end as long positions were largely reduced, quickly adapting to the current market environment.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4. Controls and Procedures

MLAI, the Sponsor of ML Aspect FuturesAccess LLC, with the participation of the Sponsor’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Fund as of the end of the period of this quarterly report, and, based on this evaluation, has concluded that these disclosure controls and procedures are effective.  Additionally, there were no significant changes in the Fund’s internal controls or in other factors that could significantly affect these controls subsequent to the date of this evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

CLASS A

	Subscription Amount	Units	NAV(1)
Jan-06	$193,045	181,093	$1.0660
Feb-06	276,896	255,628	1.0832
Mar-06	629,668	586,665	1.0733
Apr-06	666,891	596,717	1.1176
May-06	651,288	556,609	1.1701
Jun-06	2,109,035	1,877,201	1.1235
Jul-06	1,533,088	1,363,230	1.1246

CLASS C

	Subscription Amount	Units	NAV(1)
Jan-06	$2,522,952	2,379,021	$1.0605
Feb-06	1,581,956	1,469,127	1.0768
Mar-06	4,424,936	4,150,193	1.0662
Apr-06	5,220,884	4,706,467	1.1093
May-06	6,439,891	5,554,024	1.1595
Jun-06	6,301,931	5,669,754	1.1115
Jul-06	9,734,819	8,745,682	1.1131

CLASS D

	Subscription Amount	Units	NAV(1)
Jan-06	$1,079,998	985,670	$1.0957
Feb-06	—	—	1.1148
Mar-06	—	—	1.1562
Apr-06	6,196,498	5,358,902	1.1563
May-06	4,987,527	4,130,115	1.2076
Jun-06	85,000	73,618	1.1546
Jul-06	1,166,147	1,005,386	1.1599

CLASS I

	Subscription Amount	Units	NAV(1)
Jan-06	$70,998	66,910	$1.0611
Feb-06	867,997	804,744	1.0786
Mar-06	82,872	77,523	1.0690
Apr-06	959,261	861,173	1.1139
May-06	82,996	71,156	1.1664
Jun-06	218,743	194,766	1.1231
Jul-06	1,165,493	1,034,155	1.1270

(1) Net Asset Value for all other purposes

Item 6.	Exhibits

The following exhibits are incorporated by reference or are filed herewith to this Quarterly Report on Form 10-Q:

31.01 and
	31.02	Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01
	and 31.02:	Are filed herewith.

32.01 and
	32.02	Section 1350 Certifications

Exhibit 32.01
	and 32.02	Are filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ML ASPECT FUTURESACCESS LLC

	By:	MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(General Partner)

Date: August 14, 2006	By	/s/ BENJAMIN WESTON
Benjamin Weston
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 14, 2006
	By	/s/ MICHAEL L. PUNGELLO
Michael L. Pungello
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)