Form 10-Q
period 2006-09-30
ML Aspect FuturesAccess LLC
filed 2006-11-14
CIK 1309132

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

609-282-6091

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

ML ASPECT FUTURESACCESS LLC

QUARTERLY REPORT FOR SEPTEMBER 30, 2006 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

ML ASPECT FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF FINANCIAL CONDITION

	September 30,	December 31,
	2006	2005
	(unaudited)
ASSETS:
Equity in commodity futures trading accounts:
Cash	$90,314,822	$30,348,029
Net unrealized profit on open contracts	1,239,769	638,884
Cash	342,588	18,796
Accrued interest receivable	370,439	104,310

TOTAL ASSETS	$92,267,618	$31,110,019

LIABILITIES AND MEMBERS’ CAPITAL:
LIABILITIES:
Brokerage commissions payable	$30,794	$15,491
Management fee payable	153,464	50,943
Sponsor’s fee payable	144,128	43,565
Performance fee payable	—	422,270
Redemptions payable	342,021	37,220
Initial offering costs payable	40,195	60,707
Other payables	158,254	75,170

Total liabilities	868,855	705,366

MEMBERS’ CAPITAL:
Sponsor’s Interest (20,647 and 20,647 Units issued and outstanding)	21,984	21,954
Members’ Interest (85,556,944 and 28,535,392 Units issued and outstanding)	91,376,778	30,382,699

Total members’ capital	91,398,763	30,404,653

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$92,267,618	$31,110,019

NET ASSET VALUE PER UNIT (Note 2)

See notes to financial statements.

ML ASPECT FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three	For the nine	For the six
	months ended	months ended	months ended	months ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005 (1)
TRADING PROFITS (LOSSES):

Realized	$(3,530,071)	$363,529	$(2,654,547)	$833,883
Change in unrealized	(994,747)	44,485	601,127	521,923
Brokerage commissions	(102,493)	(28,661)	(256,924)	(54,925)

Total trading profits (losses)	(4,627,311)	379,353	(2,310,344)	1,300,881

INVESTMENT INCOME:
Interest	1,075,103	164,678	2,133,814	252,926

EXPENSES:
Management fee	432,466	104,641	933,262	173,416
Sponsor’s fee	401,611	73,915	848,097	114,840
Performance fee	(527,054)	80,932	—	262,494
Other	219,114	30,298	448,715	58,347

Total expenses	526,137	289,786	2,230,074	609,097

NET INVESTMENT INCOME (LOSS)	548,966	(125,108)	(96,260)	(356,171)

NET INCOME (LOSS)	$(4,078,345)	$254,245	$(2,406,604)	$944,710

NET INCOME (LOSS) PER UNIT:

Weighted average number of Units outstanding
Class A	7,719,791	1,306,178	4,866,372	635,037
Class C	51,322,299	9,151,769	34,873,226	4,999,607
Class D	11,941,658	6,571,743	8,170,438	4,372,183
Class I	9,423,415	2,680,125	7,957,446	1,058,214

Net income (loss) per weighted average Unit
Class A	$(0.0495)	$0.0099	$(0.0463)	$0.0683
Class C	$(0.0514)	$0.0119	$(0.0481)	$0.0882
Class D	$(0.0496)	$0.0218	$(0.0600)	$0.1006
Class I	$(0.0495)	$(0.0042)	$(0.0019)	$0.0193

(1) commencement of operations April 1, 2005

See notes to financial statements.

ML ASPECT FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

For the nine months ended September 30, 2006 and the six months ended September 30, 2005 (1)

(unaudited)

	Initial	Offering			Net	Members’ Capital	Members’ Capital			Net	Members’ Capital
	Offering	Costs	Subscriptions	Redemptions	Income	September 30, 2005	December 31, 2005	Subscriptions	Redemptions	Income	September 30, 2006

Class A	500,175	—	1,061,774	(29,250)	—	1,532,699	2,099,133	6,497,825	(459,436)	—	8,137,522
Class C	4,195,000	—	7,340,847	(772,374)	—	10,763,473	15,745,021	41,609,362	(1,727,319)	—	55,627,064
Class D	6,531,336	—	40,407	—	—	6,571,743	4,742,754	11,602,363	(4,371,011)	—	11,974,106
Class I	337,750	—	3,865,773	(10,000)	—	4,193,523	5,948,484	3,942,967	(73,199)	—	9,818,252

Total Members’ Units	11,564,261	—	12,308,801	(811,624)	—	23,061,438	28,535,392	63,652,517	(6,630,965)	—	85,556,944

Class A	—	—	10,319	—	—	10,319	10,319	—	—	—	10,319
Class C	—	—	10,328	—	—	10,328	10,328	—	—	—	10,328
Class D	—	—	—	—	—	—	—	—	—	—	—
Class I	—	—	—	—	—	—	—	—	—	—	—

Total Sponsor’s Units	—	—	20,647	—	—	20,647	20,647	—	—	—	20,647

See notes to financial statements.

(1) Commencement of operations April 1, 2005

ML ASPECT FUTURESACCESS LLC

(a Delaware Limited Liability Company)

Statement of Changes in Members’ Capital

For the nine months ended September 30, 2006 and the six months ended September 30, 2005 (1) (continued)

(unaudited)

						Members’	Members’				Members’
		Initial				Capital	Capital				Capital
	Initial	Offering			Net	September 30,	December 31,			Net Income	September 30,
	Offering	Costs	Subscriptions	Redemptions	Income	2005	2005	Subscriptions	Redemptions	(Loss)	2006

Class A	$500,175	$(5,246)	$1,096,864	$(29,853)	$42,544	$1,604,484	$2,233,102	$7,222,078	$(513,695)	$(225,250)	$8,716,235
Class C	4,195,000	(39,432)	7,442,534	(788,561)	440,340	11,249,881	16,664,400	45,698,508	(1,860,421)	(1,675,645)	58,826,842
Class D	6,531,336	(15,300)	40,795	—	439,725	6,996,556	5,186,047	13,568,899	(4,979,747)	(490,544)	13,284,655
Class I	337,750	(14,003)	4,031,757	(10,417)	20,437	4,365,524	6,299,150	4,343,852	(78,761)	(15,195)	10,549,047

Total Members’ Interests	$11,564,261	$(73,981)	$12,611,950	$(828,831)	$943,046	$24,216,445	$30,382,699	$70,833,337	$(7,432,624)	$(2,406,634)	$91,376,779

Class A	$—	$—	$9,999	$—	$835	$10,834	$11,001	$—	$—	$57	$11,058
Class C	—	—	10,000	—	829	10,829	10,953	—	—	(27)	10,926
Class D	—	—	—	—	—	—	—	—	—	—	—
Class I	—	—	—	—	—	—	—	—	—	—	—

Total Sponsor’s Interest	$—	$—	$19,999	$—	$1,664	$21,663	$21,954	$—	$—	$30	$21,984

Total Members’ Capital	$11,564,261	$(73,981)	$12,631,949	$(828,831)	$944,710	$24,238,108	$30,404,653	$70,833,337	$(7,432,624)	$(2,406,604)	$91,398,762

See notes to financial statements.

(1) Commencement of operations April 1, 2005

ML ASPECT FUTURESACCESS LLC

(a Delaware Limited Liability Company)

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of ML Aspect FuturesAccess LLC (the “Fund”) as of September 30, 2006, and the results of its operations for the three and nine months ended September 30, 2006 and for the three and six months ended September 30, 2005.  However, the operating results for the interim periods may not be indicative of the results for the full year. The Fund commenced operations on April 1, 2005. Therefore, the Statements of Operations and Statements of Changes in Members’ Capital contain information only for the six month period ended September 30, 2005.

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

At September 30, 2006 the Net Asset Values of the different series of Units are as follows:

	Net Asset Value			Net Asset Value per Unit
	All Other	Financial	Number of	All Other	Financial
	Purposes	Reporting	Shares	Purposes	Reporting
Class A	$8,729,977	$8,727,293	8,147,841	$1.0714	$1.0711
Class C	58,858,438	58,837,768	55,637,392	$1.0579	$1.0575
Class D	13,291,752	13,284,655	11,974,106	$1.1100	$1.1094
Class I	10,558,790	10,549,046	9,818,252	$1.0754	$1.0744
	$91,438,957	$91,398,762	85,577,591

At December 31, 2005 the Net Asset Values of the different series of Units are as follows:

	Net Asset Value			Net Asset Value per Unit
	All Other	Financial	Number of	All Other	Financial
	Purposes	Reporting	Units	Purposes	Reporting
Class A	$2,248,584	$2,244,103	2,109,452	$1.0660	$1.0638
Class C	16,708,648	16,675,353	15,755,349	$1.0605	$1.0584
Class D	5,196,400	5,186,047	4,742,754	$1.0957	$1.0935
Class I	6,311,728	6,299,150	5,948,484	$1.0611	$1.0590
	$30,465,360	$30,404,653	28,556,039

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

The sponsor of the Fund, Merrill Lynch Alternative Investments (“MLAI”), has procedures in place intended to control market risk exposure, although there can be no assurance that they will, in fact, succeed in doing so.  These procedures focus primarily on monitoring the trading of Aspect Capital Limited (“Aspect”), the trading advisor, calculating the Net Asset Value of the Fund as of the close of business on each day and reviewing outstanding positions for over-concentrations.  While MLAI does not intervene in the markets to hedge or diversify the Fund’s market exposure, MLAI may urge Aspect to reallocate positions in an attempt to avoid over-concentrations.  However, such interventions are expected to be unusual.  It is expected that MLAI’s basic risk control procedures will consist of the ongoing process of advisor monitoring, with the market risk controls being applied by Aspect.

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

4.       RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”) entitled “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109”. FIN 48 prescribes the minimum recognition threshold a tax position must meet in connection with accounting for uncertainties in income tax positions taken or expected to be taken by an entity before being measured and recognized in the financial statements. Adoption of FIN 48 is required for fiscal years beginning after December 15, 2006. The impact on the Fund financial statements, if any, is currently being assessed.

In September 2006, the Securities Exchange Commission (“SEC”) staff also issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). While not an official rule or interpretation of the SEC, SAB 108 was issued to address the diversity in practice in quantifying misstatements from prior years and assessing their effect on current year financial statements. SAB 108 is effective for the first annual period ending after November 15, 2006, with early application encouraged. The Fund has assessed the impact of SAB 108 on its financial statements and does not expect the impact of adoption to be material to its financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”).  FAS 157 establishes a common definition for fair value under accounting principles generally accepted in the United States of America, establishes a framework for measuring fair value and expands disclosure requirements about such fair value measurements.  FAS 157 is effective for fiscal years beginning after November 15, 2007.  The Fund is currently evaluating the impact of adopting FAS 157 on its financial statements.

Item 2:            Management’s Discussion and Analysis of Financial Condition and Results of Operations

MONTH-END NET ASSET VALUE PER UNIT

(NON US GAAP)

MLAI believes that the Net Asset Value used to calculate subscription and redemption value and to report performance to investors throughout the year is the most valuable to the Members of the Fund.  Therefore, the charts below referencing Net Asset Value and performance measurements are based on the Net Asset Value for all other purposes, as discussed in Note 2 to the financial statements.

Class A

	Jan.	Feb.	Mar.	Apr.	May	Jun.	Jul.	Aug.	Sept.
2005	n/a	n/a	n/a	$0.9690	$1.0071	$1.0401	$1.0206	$1.0532	$1.0499
2006	$1.0832	$1.0733	$1.1176	$1.1701	$1.1235	$1.1246	$1.0782	$1.0669	$1.0714

Class C

	Jan.	Feb.	Mar.	Apr.	May	Jun.	Jul.	Aug.	Sept.
2005	n/a	n/a	n/a	$0.9682	$1.0054	$1.0376	$1.0206	$1.0521	$1.0485
2006	$1.0768	$1.0662	$1.1093	$1.1595	$1.1115	$1.1131	$1.0663	$1.0543	$1.0579

Class D

	Jan.	Feb.	Mar.	Apr.	May	Jun.	Jul.	Aug.	Sept.
2005	n/a	n/a	n/a	$0.9702	$1.0096	$1.0447	$1.0308	$1.0655	$1.0663
2006	$1.1148	$1.1086	$1.1562	$1.2076	$1.1546	$1.1599	$1.1142	$1.1039	$1.1100

Class I

	Jan.	Feb.	Mar.	Apr.	May	Jun.	Jul.	Aug.	Sept.
2005	n/a	n/a	n/a	$0.9693	$1.0078	$1.0417	$1.0188	$1.0520	$1.0442
2006	$1.0786	$1.0690	$1.1139	$1.1664	$1.1231	$1.1270	$1.0815	$1.0705	$1.0754

Performance Summary

January 1, 2006 to September 30, 2006

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

The energy sector was the least profitable for the Fund. Long positions in crude oil suffered heavily early in mid-quarter wherein the price dropped by nearly U.S. $10/bbl amid bountiful inventory figures, before recovering somewhat following violence in Nigeria and an attempted refinery bombing in Saudi Arabia. However, the short positions in natural gas produced good returns as the price continued its strong downward trend, despite the short cold snap in North America. The quarter ended with a disappointment to the Fund, wherein short positions in unleaded gasoline and crude oil were affected by geopolitical concerns driving prices higher.

April 1, 2006 to June 30, 2006

The Fund posted an overall loss for the quarter with interest rates and metal sectors posting gains while energy, currencies, agriculture and stock indices sectors posted losses.

The interest rate sector was the most profitable for the Fund. Bonds continued to profit from its short positions as the global economy remained in an environment of rising short-term interest rates. Short positions in the U.K. ten year gilt were the best single market performers for the Fund. There were losses from short positions in bonds mid-quarter, however, interest rates proved profitable as the Federal Reserve’s focus on inflation became important. The quarter ended with the best single market in the interest rates sector, where the short in the Eurodollar profited from market participants’ focusing their attention on the central banks’ announcements and commentaries on inflation.

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

July 1, 2006 to September 30, 2006

The Fund posted losses for the quarter with stock indices and currencies posting gains while metals, agriculture, energy and interest rate sectors posted losses.

Stock indices were the most profitable for the Fund. Long positions in stocks returned strong performances as stocks rallied on the back of falling energy prices and conservative interest rate expectations. Stocks continued to perform well throughout the quarter and the quarter ended with an increasing number of markets breaking through the May high.

The currency sector was also profitable for the Fund.  In the beginning of the quarter, the British sterling and Australian dollar long positions posted gains which offset losses in the Eurodollar and Euro bunds short positions. Mid-quarter falling energy prices and conservative rate expectations aided the currency sector returns. The Bank of England and the European Central Bank rate hikes strengthened the British pound and Euro long positions, while Japanese yen short positions realized gains as the currency depreciated. Currencies finished quarter’s end in negative territory. Profit and loss were predominantly driven by movements in the U.S. dollar. As the U.S. dollar strengthened, gains were made by currency pairs adopting long U.S. dollar positions, however, these were outweighed by the pairs that had taken an opposing position.

The metals sector was not profitable for the Fund. Throughout the quarter, trading in metals posted profits for the Fund. However, at quarter’s end gold and silver long positions were hit as prices were dragged down by a stronger U.S. dollar, weaker oil prices and fears that global economic slowdown would hamper the commodities rally.

The agriculture sector was not profitable for the Fund. Losses were posted at the beginning of the quarter as cocoa prices continued the bullish trend from June but long positions were then hit by a large fall. However, mid-quarter soybean short positions and Robusta coffee long positions posted gains. Due to market volatility the quarter ended posting losses for the sector.

The energy sector was not profitable for the Fund. Crude oil prices rose at the beginning of the quarter however, a sharp reversal in oil price movements, combined with a rapid rise in natural gas prices posted losses. Long positions mid-quarter suffered losses as fears surrounding the U.S. hurricane season, the closure of Prudhoe Bay and the Israeli-Lebanese conflict begin to fade. Gains were posted at quarter’s end as the U.S. dollar strengthened, oil prices weakened and fears that a global economic slowdown would hamper the commodities rally. However, the gains were not enough to offset the losses.

The interest rate sector was the least profitable for the Fund. During the quarter, conservative interest rate expectations and market volatility caused the sector to post losses.

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

The energy sector posted the highest gains for the Fund. The beginning of the quarter had volatile reversals in price as bad weather threatened to disrupt supplies. Performance was dominated by the energy sector in the middle of the quarter due to the Fund’s long positions reaping the benefits of the record high oil prices. Concerns over U.S. refinery problems pushed up prices of crude oil and its products. Crude oil fell back at the end of the quarter after Hurricane Rita’s impact was less than what was originally feared. Profits in natural gas reached an all time high as refinery concerns continued.

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

The interest rate sector was the least profitable for the Fund.  Early in the quarter Japanese ten-year bonds were hit by the Chinese yuan revaluation and move to a managed floating exchange rate regime, and failed to recover despite some economic data. U.S. bonds also slid amid a raft of strong economic data releases as well as the U.S. Federal Reserve Chairman, Alan Greenspan’s optimistic testimony to Congress. Interest rate positions also did poorly due to the short in Eurodollar profiting from the general weakening in fixed income which continued its poor performance through mid quarter. This was caused by fears that the hurricane season’s impact on U.S. consumer spending will mean no further rate hikes this year, and a December increase is no longer priced into the market. The quarter ended with fixed income markets also retreating, hurting the Fund’s long bonds positions but rewarding the short in Euro dollar as U.S. rate tightening continued.

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

CLASS A

	Subscription
	Amount	Units	NAV (1)
Jan-06	$193,045	181,093	$1.0660
Feb-06	276,896	255,628	1.0832
Mar-06	629,668	586,665	1.0733
Apr-06	666,891	596,717	1.1176
May-06	651,288	556,609	1.1701
Jun-06	2,109,035	1,877,201	1.1235
Jul-06	1,533,088	1,363,230	1.1246
Aug-06	876,502	812,931	1.0782
Sep-06	285,665	267,751	1.0669
Oct-06	1,153,525	1,076,552	1.0714

CLASS C

	Subscription
	Amount	Units	NAV (1)
Jan-06	$2,522,952	2,379,021	$1.0605
Feb-06	1,581,956	1,469,127	1.0768
Mar-06	4,424,936	4,150,193	1.0662
Apr-06	5,220,884	4,706,467	1.1093
May-06	6,439,891	5,554,024	1.1595
Jun-06	6,301,931	5,669,754	1.1115
Jul-06	9,734,819	8,745,682	1.1131
Aug-06	4,520,223	4,239,167	1.0663
Sep-06	4,950,916	4,695,927	1.0543
Oct-06	3,205,951	3,030,486	1.0579

CLASS D

	Subscription
	Amount	Units	NAV (1)
Jan-06	$1,079,999	985,670	$1.0957
Feb-06	—	—	1.1148
Mar-06	—	—	1.1086
Apr-06	6,196,498	5,358,902	1.1562
May-06	4,987,527	4,130,115	1.2076
Jun-06	84,999	73,618	1.1546
Jul-06	1,166,147	1,005,386	1.1599
Aug-06	—	—	1.1142
Sep-06	53,729	48,672	1.1039
Oct-06	—	—	1.1100

CLASS I

	Subscription
	Amount	Units	NAV (1)
Jan-06	$70,998	66,910	$1.0611
Feb-06	867,997	804,744	1.0786
Mar-06	82,872	77,523	1.0690
Apr-06	959,261	861,173	1.1139
May-06	82,996	71,156	1.1664
Jun-06	218,742	194,766	1.1231
Jul-06	1,165,493	1,034,155	1.1270
Aug-06	418,747	387,191	1.0815
Sep-06	476,746	445,349	1.0705
Oct-06	810,496	137,532	1.0754

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

ML ASPECT FUTURESACCESS LLC

By: MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(General Partner)

Date: November 14, 2006	By	/s/ BENJAMIN WESTON
Benjamin Weston
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 14, 2006
	By	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial and Accounting Officer)