Form 10-K
period 2006-12-31
ML Aspect FuturesAccess LLC
filed 2007-03-30
CIK 1309132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2006

or

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-50269

ML ASPECT FUTURESACCESS LLC

(Exact name of registrant as specified in its charter)

Delaware	20-1227650
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

c/o Merrill Lynch Alternative Investments LLC

Princeton Corporate Campus

800 Scudders Mill Road — Section 2-G

Plainsboro, New Jersey 08536

(Address of principal executive offices)

Registrant’s telephone number, including area code:  (609) 282-6091

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

As of January 31, 2007, units of limited liability company interest with an aggregate net asset value of $128,479,318 were outstanding and held by non-affiliates.

Documents Incorporated by Reference

The registrant’s 2006 Annual Report and Report of Independent Registered Public Accounting Firm, the annual report to security holders for the period ended December 31, 2006, is incorporated by reference into Part II, Item 8, and Part IV hereof and filed as an Exhibit herewith. Copies of the annual report are available free of charge by contacting Alternative Investments Client Services at 1-877-465-8435.

ML ASPECT FUTURESACCESS LLC

ANNUAL REPORT FOR 2006 ON FORM 10-K

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

Merrill Lynch Alternative Investments LLC (“MLAI”), an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc. (“Merrill Lynch”), is the manager of the Fund.  Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”), a wholly-owned subsidiary of Merrill Lynch, is the Fund’s commodity broker.

As of December 31, 2006, the capitalization of the Fund was $119,508,117 and the Net Asset Value per Unit for all other purposes was $1.1662 for Class A, $1.1493 for Class C, $1.2134 for Class D, and $1.1723 for Class I.   The Capitalization and Net Asset Value per Unit for financial reporting purposes in accordance with accounting principles generally accepted in the United States of America (“GAAP”) was $119,476,920 and $1.1660 for Class A, $1.1491 for Class C, $1.2130 for Class D and $1.1716 for Class I.

The highest month-end Net Asset Value per Unit for all other purposes for Class A since Aspect began trading was $1.1701 (April 30, 2006) and the lowest was $0.9690 (April 30, 2005).  The highest month-end Net Asset Value per Unit for all other purposes for Class C since Aspect began trading was $1.1595 (April 30, 2006) and the lowest was $0.9682 (April 30, 2005).  The highest month-end Net Asset Value per Unit for all other purposes for Class D since Aspect began trading was $1.2134 (December 31, 2006) and the lowest was $0.9702 (April 30, 2005).  The highest month-end Net Asset Value per Unit for all other purposes for Class I since Aspect began trading was $1.1723 (December 31, 2006) and the lowest was $0.9693 (April 30, 2005).

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

The Fund’s U.S. dollar Cash Assets are held in cash at MLPF&S, which utilizes offset accounts.

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

The banks at which the offset accounts are maintained make available to Merrill Lynch interest-free overnight credits, loans or overdrafts in the amount of the Fund’s U.S. dollar Cash Assets held in the offset accounts, charging Merrill Lynch a small fee for this service.  The economic benefits derived by Merrill Lynch — net of the interest credits paid to the Fund and the fee paid to the offset banks — from the offset accounts have not exceeded 0.75% per annum of the Fund’s average daily U.S. dollar Cash Assets held in the offset accounts.  These revenues to Merrill Lynch are in addition to the Brokerage Commissions and Sponsor fees paid by the Fund to MLPF&S and MLAI, respectively.

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

Charges

The following table summarizes the charges incurred by the Fund for the year ended December 31, 2006 and for the period April 1, 2005 (commencement of operations) to December 31, 2005.

	2006		2005
Charges	Dollar Amount	% of Average Month-End Net Assets (non GAAP)	Dollar Amount	% of Average Month-End Net Assets (non GAAP)
Other Expenses	$663,356	0.95%	$93,442	0.47%
Sponsor fees	1,358,328	1.95%	230,699	1.16%
Management fees	1,479,278	2.13%	318,128	1.60%
Performance fees	1,416,045	2.04%	422,270	2.13%
Total	$4,917,007	7.07%	$1,064,539	5.36%

The foregoing table does not reflect the bid-ask spreads paid by the Fund on its forward trading, or the benefits which may be derived by Merrill Lynch from the deposit of certain of the Fund’s U.S. dollar assets maintained at MLPF&S.

 The Fund’s average month-end Net Assets for all other purposes during 2006 and 2005 equaled $69,564,476 and $19,845,219, respectively.

During 2006, the Fund earned $3,456,878 in interest income, or approximately 4.97% of the Fund’s average month-end Net Assets for other reporting purposes.  During 2005, the Fund earned $523,605 in interest income, or approximately 2.638% of the Fund’s average net assets.

Description of Current Charges

Recipient	Nature of Payment	Amount of Payment
MLPF&S	Brokerage Commissions

During 2006 and 2005, the average round-turn (each purchase and sale or sale and purchase of a single futures contract) rate of the Fund’s Brokerage Commissions was approximately $12.13 and $9.44, respectively.

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

Merrill Lynch International Bank (“MLIB”) (or an affiliate); Other counterparties	Bid—ask spreads	Bid—ask spreads on forward and related trades.

MLIB (or an affiliate); Other counterparties	EFP differentials

Certain of the Fund’s currency trades may be executed in the form of “exchange of futures for physical” transactions, in which a counterparty (which may be MLIB or an affiliate) receives an additional “differential” spread for exchanging the Fund’s cash currency positions for equivalent futures positions.

Aspect	Annual performance fees	20% of any New Trading Profits, as defined, generated by the Fund as a whole as of the end of each calendar year.

Aspect	Management fees	A flat-rate monthly net charge of 0.1667 of 1% of the Fund’s month-end net assets (a 2% annual rate).

Others	Operating expense of Fund including audit, legal and tax services	Actual payments to third parties.

MLAI	Ongoing Offering Costs Reimbursed	Actual costs incurred.

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

Forward Trading

The Fund will trade currencies in the forward markets in addition to in the futures markets.  The forward markets are over-the-counter, not exchange, markets, and in trading in these markets, the Fund will be dependent on the credit standing of the counterparties with which they trade, without the financial support of any clearinghouse system.  In addition, the prices offered for the same forward contract may vary significantly among different forward market participants.  Forward market counterparties are under no obligation to enter into forward transactions with the Fund, including transactions through which the Fund is attempting to liquidate open positions.

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

The Fund Could Lose Assets and Have Its Trading Disrupted Due to the Bankruptcy of One of the Parties.

The Fund is subject to the risk of insolvency of a counterparty, an exchange, a clearinghouse or MLPF&S. Fund assets could be lost or impounded during lengthy bankruptcy proceedings. Were a substantial portion of the Fund’s capital tied up in a bankruptcy, MLAI might suspend or limit trading, perhaps causing the Fund to miss significant profit opportunities. There are increased risks in dealing with unregulated trading counterparties including the risk that assets may not benefit from the protection afforded to “customer funds” deposited with regulated dealers and brokers.

Item 2:   Properties

The Fund does not use any physical properties in the conduct of its business.

The Fund’s administrative offices are the administrative offices of MLAI (Merrill Lynch Alternative Investments LLC, Princeton Corporate Campus, 800 Scudders Mill Road - Section 2G, Plainsboro, New Jersey 08536).  MLAI performs administrative services for the Fund from MLAI’s offices.

Item 3:   Legal Proceedings

There have been no administrative, civil or criminal actions, whether pending or concluded, against MLAI or Merrill Lynch or any of its individual principals during the past five years which would be considered “material” as that term is defined in Section 4.24(l)(2) of the Regulations of the CFTC, except as described below.

On May 21, 2002, MLPF&S, with no admission of wrongdoing or liability, agreed to pay $48 million to the State of New York, $50 million to the remaining states, Washington, D.C. & Puerto Rico and $2 million to NASAA relating to an investigation conducted by the New York Attorney General concerning research practices.

On March 19, 2003, Merrill Lynch & Co., Inc., the parent company and an approved person of MLPF&S, consented to an injunctive action instituted by the Securities and Exchange Commission (the “SEC”).  In its complaint, the SEC alleged that three years ago, in 1999, Merrill Lynch aided and abetted Enron Corp.’s (“Enron”) violations of Sections 10(b), 13(a), 13(b)(2) and 13(b)(5) of the Exchange Act and Rules 10b-5, 12b-20, 13a-1, 13a-3 and 13b2-1 thereunder, as a result of Merrill Lynch engaging in certain year-end transactions designed and proposed by Enron.  Without admitting or denying the allegations, Merrill Lynch consented to the entry of an injunction enjoining it from violating the above-referenced provisions, and agreed to pay disgorgement, penalties and interest in the amount of $80 million.  In its release announcing the settlement, the Commission acknowledged that in agreeing to resolve this matter on the terms described above, the Commission took into account certain affirmative conduct by Merrill Lynch.

In April 2003, MLPF&S entered into a settlement with the SEC, the National Association of Securities Dealers (the “NASD”) and the New York Stock Exchange (the “NYSE”) as part of a joint settlement with the SEC, the NASD and the NYSE arising from a joint investigation by the SEC, the NASD and the NYSE into research analysts conflicts of interests.  Pursuant to the terms of the settlement with the SEC, NASD and NYSE, MLPF&S, without admitting or denying the allegations, consented to a censure.  In addition, MLPF&S agreed to a payment of (I) $100 million, which was offset in its entirety by the amount already paid by MLPF&S in the related proceeding with the State of New York and the other states (II) $75 million to fund the provision of independent research to investors; and (III) $25 million to promote investor education.  The payments for the provision of independent research to investors and to promote investor education are required to be made over the course of the next five years.  MLPF&S also agreed to comply with certain undertakings.

In March 2006, MLPF&S entered into a settlement with the SEC arising from an investigation related to MLPF&S’ retention and production of e-mail.  The SEC found that MLPF&S willfully violated Section 17(a) of the Exchange Act, and Rules 17a-4(b)(4) and 17a-4(j) thereunder.  Without admitting or denying the allegations, Merrill Lynch consented to the entry of an injunction enjoining it from violating the above-referenced provisions, entered into an undertaking regarding its policies and procedures and agreed to pay a civil penalty $2,500,000.

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

(b)           Holders:

As of December 31, 2006, there were 2,566 holders of Units, including MLAI.

(c)           Dividends:

MLAI has not made and does not contemplate making any distributions on the Units.

(d)                                 Securities Authorized for Issuance Under Equity Compensation Plans:

Not applicable.

(e)           Recent Sales of Unregistered Securities; Uses of Proceeds From Registered Securities.

Issuance to accredited investors pursuant to Regulation D and Section 4(6) under the Securities Act.  The selling agent of the following Class of Units was MLPF&S.

CLASS A				CLASS D
	Subscription				Subscription
	Amount	Units	NAV (1)		Amount	Units	NAV (1)
Jan-06	$193,045	181,093	$1.0660	Jan-06	$1,079,999	985,670	$1.0957
Feb-06	276,896	255,628	1.0832	Feb-06	—	—	1.1148
Mar-06	629,668	586,665	1.0733	Mar-06	—	—	1.1086
Apr-06	666,891	596,717	1.1176	Apr-06	6,196,498	5,358,902	1.1563
May-06	651,288	556,609	1.1701	May-06	4,987,527	4,130,115	1.2076
Jun-06	2,109,035	1,877,201	1.1235	Jun-06	84,999	73,618	1.1546
Jul-06	1,533,089	1,363,230	1.1246	Jul-06	1,166,147	1,005,386	1.1599
Aug-06	876,502	812,931	1.0782	Aug-06	—	—	1.1142
Sep-06	285,664	267,751	1.0669	Sep-06	53,729	48,672	1.1039
Oct-06	1,153,417	1,076,552	1.0714	Oct-06	—	—	1.1100
Nov-06	1,201,192	1,076,433	1.1159	Nov-06	109,450	94,557	1.1575
Dec-06	4,342,569	3,883,188	1.1183	Dec-06	1,699,999	1,463,246	1.1618
Jan-07	2,011,848	1,725,131	1.1662	Jan-07	1,334,000	1,099,390	1.2134
Feb-07	773,165	646,892	1.1952	Feb-07	—	—	1.2452

CLASS C				CLASS I
	Subscription				Subscription
	Amount	Units	NAV (1)		Amount	Units	NAV (1)
Jan-06	$2,522,952	2,379,021	$1.0605	Jan-06	$70,998	66,910	$1.0611
Feb-06	1,581,956	1,469,127	1.0768	Feb-06	867,997	804,744	1.0786
Mar-06	4,424,936	4,150,193	1.0662	Mar-06	82,872	77,523	1.0690
Apr-06	5,220,884	4,706,467	1.1093	Apr-06	959,261	861,173	1.1139
May-06	6,439,891	5,554,024	1.1595	May-06	82,996	71,156	1.1664
Jun-06	6,301,931	5,669,754	1.1115	Jun-06	218,742	194,766	1.1231
Jul-06	9,734,819	8,745,682	1.1131	Jul-06	1,165,493	1,034,155	1.1270
Aug-06	4,520,223	4,239,167	1.0663	Aug-06	418,747	387,191	1.0815
Sep-06	4,950,916	4,695,927	1.0543	Sep-06	476,746	445,349	1.0705
Oct-06	3,220,580	3,044,314	1.0579	Oct-06	810,496	753,669	1.0754
Nov-06	2,558,969	2,324,645	1.1008	Nov-06	13,999	12,495	1.1204
Dec-06	4,059,946	3,682,491	1.1025	Dec-06	1,775,346	1,580,192	1.1235
Jan-07	2,881,057	2,506,793	1.1493	Jan-07	94,948	80,993	1.1723
Feb-07	2,109,219	1,792,182	1.1769	Feb-07	35,999	29,952	1.2019

(1) Net Asset Value for all other purposes

Class A Units are subject to a sales commission paid to Merrill Lynch ranging from 1.0% to 2.5%.  Class D and Class I Units are subject to sales commissions up to 0.5%.  The rate assessed to a given subscription is based upon the subscription amount.  Sales commissions are directly deducted from subscription amounts.  Class C Units are not subject to any sales commissions.

Item 5(b)

Not applicable.

Item 5(c)

Not applicable.

Item 6:   Selected Financial Data

The following selected financial data has been derived from the financial statements of the Fund.

Statement of Income	For the year ended December 31, 2006	For the Period April 1, 2005 (1) to December 31, 2005

Trading profit (loss)
Realized	$3,685,911	$1,461,386
Change in Unrealized	4,871,886	638,884
Brokerage Commissions	(364,137)	(87,681)
Total trading profits	$8,193,660	$2,012,589

INVESTMENT INCOME:
Interest	3,456,878	523,605

EXPENSES:
Management fee	1,479,278	318,128
Sponsor fee	1,358,328	230,699
Performance fee	1,416,045	422,270
Other	663,356	93,442
Total Expenses	4,917,007	1,064,539

NET INVESTMENT LOSS	(1,460,129)	(540,934)

NET INCOME	$6,733,531	$1,471,655

(1) Commencement of Operations

Balance Sheet Data	December 31, 2006	December 31, 2005

Members’ Capital	$119,476,920	$30,404,653
Net Asset Value per Class A Unit	$1.1660	$1.0638
Net Asset Value per Class C Unit	$1.1491	$1.0584
Net Asset Value per Class D Unit	$1.2130	$1.0935
Net Asset Value per Class I Unit	$1.1716	$1.0590

For financial reporting purposes, in conformity with GAAP, the Fund deducted the total initial offering costs payable to MLAI at inception from Members’ Capital for purposes of determining Net Asset Value.  For all other purposes, including computing Net Asset Value for purposes of member subscription and redemption activity, such payment is amortized over 60 months.  Consequently, as of December 31, 2006 and 2005, the Net Asset Value and Net Asset Value per Unit of the different Classes for financial reporting purposes and for all other purposes are as follows:

December 31, 2006

	Net Asset Value			Net Asset Value per Unit
	All Other Purposes (Unaudited)	Financial Reporting	Number of Units	All Other Purposes (Unaudited)	Financial Reporting
Class A	$16,103,372	$16,101,669	13,808,907	$1.1662	$1.1660
Class C	72,777,781	72,762,861	63,324,074	$1.1493	$1.1491
Class D	16,419,981	16,414,107	13,531,909	$1.2134	$1.2130
Class I	14,206,983	14,198,283	12,118,637	$1.1723	$1.1716
	$119,508,117	$119,476,920	102,783,527

December 31, 2005

	Net Asset Value			Net Asset Value per Unit
	All Other Purposes (Unaudited)	Financial Reporting	Number of Units	All Other Purposes (Unaudited)	Financial Reporting
Class A	$2,248,584	$2,244,103	2,109,452	$1.0660	$1.0638
Class C	$16,708,648	$16,675,353	15,755,349	$1.0605	$1.0584
Class D	$5,196,400	$5,186,047	4,742,754	$1.0957	$1.0935
Class I	$6,311,728	$6,299,150	5,948,484	$1.0611	$1.0590
	$30,465,360	$30,404,653	28,556,039

MLAI believes that the Net Asset Value used to calculate subscription and redemption value and report performance to investors throughout the year is the most valuable information to the Members of the Fund.  Therefore, the charts below referencing Net Asset Value and performance measurements are based on the Net Asset Value for all other purposes.

MONTH-END NET ASSET VALUE PER INITIAL UNIT - CLASS A

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2005	n/a	n/a	n/a	$0.9690	$1.0071	$1.0401	$1.0206	$1.0532	$1.0499	$1.0320	$1.0727	$1.0660

2006	$1.0832	$1.0733	$1.1176	$1.1701	$1.1235	$1.1246	$1.0782	$1.0669	$1.0714	$1.1159	$1.1183	$1.1662

MONTH-END NET ASSET VALUE PER INITIAL UNIT - CLASS C

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2005	n/a	n/a	n/a	$0.9682	$1.0054	$1.0376	$1.0206	$1.0521	$1.0485	$1.0284	$1.0685	$1.0605

2006	$1.0768	$1.0662	$1.1093	$1.1595	$1.1115	$1.1131	$1.0663	$1.0543	$1.0579	$1.1008	$1.1025	$1.1493

MONTH-END NET ASSET VALUE PER INITIAL UNIT - CLASS D

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2005	n/a	n/a	n/a	$0.9702	$1.0096	$1.0447	$1.0308	$1.0655	$1.0663	$1.0496	$1.0935	$1.0957

2006	$1.1148	$1.1086	$1.1563	$1.2076	$1.1546	$1.1599	$1.1142	$1.1039	$1.1100	$1.1575	$1.1618	$1.2134

MONTH-END NET ASSET VALUE PER INITIAL UNIT - CLASS I

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2005	n/a	n/a	n/a	$0.9693	$1.0078	$1.0417	$1.0188	$1.0520	$1.0442	$1.0268	$1.0674	$1.0611

2006	$1.0786	$1.0690	$1.1139	$1.1664	$1.1231	$1.1270	$1.0815	$1.0705	$1.0754	$1.1204	$1.1235	$1.1723

Pursuant to CFTC policy, monthly performance is presented from April 1, 2005 (commencement of operations).

ML ASPECT FUTURESACCESS LLC

(CLASS A UNITS) (5)

December 31, 2006

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: April 2005

Aggregate Subscriptions:    $16,164,255

Current Capitalization:   $16,103,372

Worst Monthly Drawdown(2):  (4.13)% (July 2006)

Worst Peak-to-Valley Drawdown(3):  (8.82)%  (May - August 2006)

Net Asset Value per Unit for Class A, December 31, 2006:   $1.1662

Monthly Rates of Return-Class A

Month	2006	2005
January	1.62%	—
February	(0.91)	—
March	4.12	—
April	4.70	-3.10%
May	(3.98)	3.93
June	0.10	3.28
July	(4.13)	(1.88)
August	(1.05)	3.19
September	0.43	(0.31)
October	4.15	(1.70)
November	0.22	3.94
December	4.28	(0.63)
Compound Annual Rate of Return	9.40%	6.59%

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

(3) Worst Peak-to-Valley Drawdown represents the greatest percentage decline since April 1, 2005 from a month-end cumulative Monthly Rate of Return without such cumulative Monthly Rate of Return being equaled or exceeded as of a subsequent month-end.  For example, if the Monthly Rate of Return was -1% in each of January and February, 1% in March and -2% in April, the Peak-to-Valley Drawdown would still be continuing at the end of April in the amount of approximately -3%, whereas if the Monthly Rate of Return had been approximately 3% in March, the Peak-to-Valley Drawdown would have ended as of the end of February at approximately the -2% level.

(4) Monthly Rate of Return is the net performance of the Fund during the month of determination (including interest income and after all expenses have been accrued or paid) divided by the total equity of the Fund as of the beginning of such month.

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit for all other purposes.  The inception to date total return based on GAAP is 16.60%.

ML ASPECT FUTURESACCESS LLC

(CLASS C UNITS) (5)

December 31, 2006

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: April 2005

Aggregate Subscriptions:    $72,553,431

Current Capitalization:   $72,777,781

Worst Monthly Drawdown(2):  (4.20)% (July 2006)

Worst Peak-to-Valley Drawdown(3):  (9.12)%  (May - August 2006)

 Net Asset Value per Unit for Class C, December 31, 2006:   $1.1493

Monthly Rates of Return-Class C

Month	2006	2005
January	1.53%	—
February	(0.98)	—
March	4.04	—
April	4.52	-3.18%
May	(4.14)	3.85
June	0.15	3.20
July	(4.20)	(1.63)
August	(1.13)	3.09
September	0.34	(0.35)
October	4.06	(1.91)
November	0.15	3.90
December	4.24	(0.75)
Compound Annual Rate of Return	8.37%	6.05%

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

(3) Worst Peak-to-Valley Drawdown represents the greatest percentage decline since April 1, 2005 from a month-end cumulative Monthly Rate of Return without such cumulative Monthly Rate of Return being equaled or exceeded as of a subsequent month-end.  For example, if the Monthly Rate of Return was -1% in each of January and February, 1% in March and -2% in April, the Peak-to-Valley Drawdown would still be continuing at the end of April in the amount of approximately -3%, whereas if the Monthly Rate of Return had been approximately 3% in March, the Peak-to-Valley Drawdown would have ended as of the end of February at approximately the -2% level.

(4) Monthly Rate of Return is the net performance of the Fund during the month of determination (including interest income and after all expenses have been accrued or paid) divided by the total equity of the Fund as of the beginning of such month.

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit for all other purposes.  The inception to date total return based on GAAP is 14.91%.

ML ASPECT FUTURESACCESS LLC

(CLASS D UNITS) (5)

December 31, 2006

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: April 2005

Aggregate Subscriptions:    $21,950,479

Current Capitalization:   $16,419,981

Worst Monthly Drawdown(2):  (4.39)% (May 2006)

Worst Peak-to-Valley Drawdown(3):  (8.57)%  (May - August 2006)

Net Asset Value per Unit for Class D, December 31, 2006:   $1.2134

Monthly Rates of Return-Class D

Month	2006	2005
January	1.75%	—
February	(0.55)	—
March	4.30	—
April	4.44	-2.98%
May	(4.39)	4.06
June	0.46	3.48
July	(3.93)	(1.33)
August	(0.92)	3.36
September	0.55	0.08
October	4.28	(1.57)
November	0.37	4.18
December	4.45	0.20
Compound Annual Rate of Return	10.74%	9.58%

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

(3) Worst Peak-to-Valley Drawdown represents the greatest percentage decline since April 1, 2005 from a month-end cumulative Monthly Rate of Return without such cumulative Monthly Rate of Return being equaled or exceeded as of a subsequent month-end.  For example, if the Monthly Rate of Return was -1% in each of January and February, 1% in March and -2% in April, the Peak-to-Valley Drawdown would still be continuing at the end of April in the amount of approximately -3%, whereas if the Monthly Rate of Return had been approximately 3% in March, the Peak-to-Valley Drawdown would have ended as of the end of February at approximately the -2% level.

(4) Monthly Rate of Return is the net performance of the Fund during the month of determination (including interest income and after all expenses have been accrued or paid) divided by the total equity of the Fund as of the beginning of such month.

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit for all other purposes.  The inception to date total return based on GAAP is 21.30%.

ML ASPECT FUTURESACCESS LLC

(CLASS I UNITS) (5)

December 31, 2006

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: April 2005

Aggregate Subscriptions:    $13,135,745

Current Capitalization:   $14,206,983

Worst Monthly Drawdown(2):  (4.04)%  (July 2006)

Worst Peak-to-Valley Drawdown(3):  (8.22)%  (May - August 2006)

Net Asset Value per Unit for Class I, December 31, 2006:   $1.1723

Monthly Rates of Return-Class I

Month	2006	2005
January	1.65%	—
February	(0.89)	—
March	4.20	—
April	4.71	-3.07%
May	(3.71)	3.97
June	0.35	3.36
July	(4.04)	(2.20)
August	(1.02)	3.25
September	0.46	(0.74)
October	4.18	(1.66)
November	0.28	3.95
December	4.35	(0.59)
Compound Annual Rate of Return	10.48%	6.10%

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

(3) Worst Peak-to-Valley Drawdown represents the greatest percentage decline since April 1, 2005 from a month-end cumulative Monthly Rate of Return without such cumulative Monthly Rate of Return being equaled or exceeded as of a subsequent month-end.  For example, if the Monthly Rate of Return was -1% in each of January and February, 1% in March and -2% in April, the Peak-to-Valley Drawdown would still be continuing at the end of April in the amount of approximately -3%, whereas if the Monthly Rate of Return had been approximately 3% in March, the Peak-to-Valley Drawdown would have ended as of the end of February at approximately the -2% level.

(4) Monthly Rate of Return is the net performance of the Fund during the month of determination (including interest income and after all expenses have been accrued or paid) divided by the total equity of the Fund as of the beginning of such month.

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit for all other purposes.  The inception to date total return based on GAAP is 17.16%.

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

The Fund is unlikely to be profitable in markets in which such trends do not occur.  Static or erratic prices are likely to result in losses.  Similarly, unexpected events (for example, a political upheaval, natural disaster or governmental intervention) can lead to major short-term losses, as well as gains.

While there can be no assurance that The Fund will be profitable under any given market condition, markets in which substantial and sustained price movements occur typically offer the best profit potential for the Fund.

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

December 31, 2006

Total Trading
Profit (Loss)

Stock Indices	$6,324,752
Metals	3,291,872
Currencies	2,691,406
Energy	9,406
Interest Rates	(1,524,442)
Agricultural Commodities	(2,570,550)
8,222,444
Change in Brokerage Commissions Payable	(28,784)
$8,193,660

The Fund posted an overall gain for the year with stock indices, metals, currency and energy sectors posted gains while agricultural and interest rate sectors posted losses.

The stock indices sector was the most profitable for the Fund.  Stock indices continued their recent rally to the benefit of the Fund, despite a sharp correction the beginning of the year following the Japanese Livedoor scandal. U.S. and global indices reacted to strong mid-and small-cap U.S. corporate results, and sentiment regarding the rate cycle, while Europe was lifted by large cap Mergers and Acquisitions activity and high commodity prices. Long positions in stocks returned strong performances mid-year as stocks rallied on the back of falling energy prices and conservative interest rate expectations. The year ended with long positions posting gains after global equity markets rallied on weak Consumer Price Index data, falling oil prices and reignited talk of a U.S. Federal Reserve rate cut early in 2007.

The metals sector was also profitable for the Fund.   Strong profits came from the sector at the beginning of the year as prices were driven higher by global industrial growth set against producers’ capacity problems. Aluminum had large gains as smelter closed in China and Switzerland, while zinc was helped by decreasing inventories. Several metals posted record highs the beginning of April as robust Chinese economic growth further increased global demand.  Profits continued to be posted in the metals sector however, mid-year gold and silver long positions were hit as prices were dragged down by a stronger U.S. dollar, weaker oil prices and fears that global economic slowdown would hamper the commodities rally. Metals rallied towards the end of the year driven by high demand and tight supply, with long positions in zinc and aluminium posting good returns.

The currency sector posted gains for the Fund. The year began with bonds posting a loss for the Fund, with their meager rally extinguished by a sharp correction by a strong German IFO Index survey, a closing of European/U.S. interest rate differentials and Japanese price increases. However, the Fund did profit from the weakening Swedish krona after bearish Swedish inflation figures, and from the strengthening U.S. dollar. The Japanese yen presented problems, however, as it strengthened amid speculation that Japanese rates might be raised sooner than expected.  The Bank of Japan’s decision on March 9, 2006 to drop its policy of “quantitative easing” caused yields to rise sharply.   A fall in the price of the Euribor was triggered by various data releases fuelling expectations of further rate hikes from the European Central Bank.  Falling energy prices and conservative rate expectations mid-year aided the currency sector returns. The Bank of England and the European Central Bank rate hikes strengthened the British pound and Euro long positions, while Japanese yen short positions realized gains as the currency depreciated. Profit and loss were predominantly driven by the strengthening of the U.S. dollar. The year ended as the Japanese yen devalued against the U.S. dollar and the Euro after downward revisions were made to the Japanese third quarter gross domestic product figures.

The energy sector results were nearly flat for the year.  Beginning of the year crude oil suffered heavily when the price dropped by nearly U.S. $10/bbl amid bountiful inventory figures, before recovering somewhat following violence in Nigeria and an attempted refinery bombing in Saudi Arabia. Crude oil prices rose only to have a sharp reversal in oil price movements, combined with a rapid rise in natural gas prices posted losses. Long positions suffered losses as fears surrounding the U.S. hurricane season, the closure of Prudhoe Bay and the Israeli-Lebanese conflict begin to fade. Gains were posted as the U.S. dollar strengthened, oil prices weakened and fears that a global economic slowdown would hamper the commodities rally. However, the gains were not enough to offset the losses. The year ended with a sharp sell-off in natural gas following announcements from the National Weather Service that the current mild weather across the U.S. will last into January 2007.

The interest rate sector posted losses for the Fund. The beginning of the year interest rates posted gains due to short positions in the Eurodollar which profited from market expectations of further U.S. rate hikes. Profits continued to be posted mid-year as short positions in the Eurodollar profited from market participants’ focusing their attention on the central banks announcements and commentaries on inflation. Late in the year, conservative interest rate expectations and market volatility caused the sector to post losses.

The agricultural sector posted losses for the Fund. In the beginning of the year, the agricultural market was soft which attributed to the difficult trading environment resulting in the sector posting losses. Losses continued through mid-year as cocoa prices continued the bullish trend from June but long positions were then hit by a large drop. Soybean short positions and Robusta coffee long positions posted gains. The year ended with corn long positions posting gains amid heavy speculative buying and increased demand from ethanol producers.

December 31, 2005

Total Trading
Profit (Loss)

Stock Indices	$1,243,192
Metals	1,186,408
Currencies	426,628
Agricultural Commodities	(49,365)
Energy	(203,553)
Interest Rates	(575,230)
2,028,080
Brokerage Commissions Payable	(15,491)
$2,012,589

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

Variables Affecting Performance

The principal variables that determine the net performance of the Fund are gross profitability from the Fund’s trading activities and interest income.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Fund’s open positions by market category for the fiscal period. During the year ended December 31, 2006 and for the period from April 1, 2005 (commencement of operations) to December 31, 2005, the Fund’s average Month-end Net Asset Value for all other purposes was approximately $69,564,475 and $19,845,219, respectively.

	December 31, 2006

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$66,294	0.10%	$170,741	$16,812
Currencies	160,325	0.23%	466,925	36,275
Energy	169,420	0.24%	537,195	45,445
Interest Rates	8,327,372	11.97%	14,494,466	8,138,584
Metals	122,763	0.18%	371,588	25,273
Stock Indices	442,259	0.64%	1,468,314	30,090

TOTAL	$9,288,433	13.36%	$17,509,229	$8,292,479

	December 31, 2005

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk
Agricultural Commodities	$29,990	0.15%	$184,656	$1,366
Currencies	138,043	0.70%	657,219	42,785
Energy	33,646	0.17%	89,543	4,463
Interest Rates	1,530,169	7.71%	2,940,054	1,303,865
Metals	74,632	0.38%	373,348	5,870
Stock Indices	189,372	0.95%	914,096	32,922

TOTAL	$1,995,852	10.06%	$5,158,916	$1,391,271

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

The following were the primary trading risk exposures of the Fund as of December 31, 2006, by market sector.

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

Currencies.

The Fund trades in a number of currencies. However, the Fund’s major exposures have typically been in the U.S. dollar/Japanese yen, U.S. dollar/Euro and U.S. dollar/Swiss franc positions.  The Fund does not anticipate that the risk profile of the Fund’s currency sector will change significantly in the future. The currency trading Value at Risk figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk of maintaining Value at Risk in a functional currency other than U.S. dollars.

Stock Indices.

The Fund’s primary equity exposure is to S&P 500, Nikkei and German DAX equity index price movements. The Fund is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Asian indices.

Metals.

The Fund’s metals market exposure is to fluctuations in both the price of precious and non-precious metals.

Agricultural Commodities.

The Fund’s primary agricultural commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Grains, cocoa and livestock accounted for the substantial bulk of the Fund’s agricultural commodities exposure as of December 31, 2006.

Energy.

The Fund’s primary energy market exposure is to natural gas and crude oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Fund as of December 31, 2006.

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

Qualitative Disclosures Regarding Means of Managing Risk Exposure

Trading Risk

MLAI has procedures in place intended to control market risk, although there can be no assurance that they will, in fact, succeed in doing so.  While MLAI does not itself intervene in the markets to hedge or diversify the Fund’s market exposure, MLAI may urge Aspect to reallocate positions in an attempt to avoid over-concentrations.  However, such interventions are unusual.  Except in cases in which it appears that Aspect has begun to deviate from past practice and trading policies or to be trading erratically, MLAI’s basic control procedures consist of simply of the ongoing process of monitoring Aspect with the market risk controls being applied by Aspect itself.

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

Item 8: Financial Statements and Supplementary Data

Net Income by Quarter (unaudited)
Seven Quarters through December 31, 2006

							For the period
	Fourth	Third	Second	First	Fourth	Third	April 1, 2005 (1)
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	to June 30,
	2006	2006	2006	2006	2005	2005	2005
Total Income (Loss)	$11,827,068	$(3,552,208)	$601,730	$2,773,948	$982,387	$544,031	$1,009,776
Total Expenses	2,686,933	526,137	803,130	900,807	445,866	294,219	324,454
Net Income (Loss)	$9,140,135	$(4,078,345)	$(201,400)	$1,873,141	$536,521	$249,812	$685,322

Net Income (Loss) per Unit	$0.0954	$(0.0505)	$(0.0037)	$0.0552	$0.2940	$0.0961	$0.1345

(1)          Commencement of Operations

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

Item 9A: Controls and Procedures

MLAI, the manager of the Fund, with the participation of MLAI’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Fund as of the end of the period covered by this annual report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective.  Additionally, there were no significant changes in the Fund’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 9B: Other Information

Not Applicable.

PART III

Item 10: Directors, Executive Officers and Corporate Governance

10(a) and 10(b)      Identification of Directors and Executive Officers:

As a limited liability company, the Fund itself has no officers or directors and is managed by MLAI. Trading decisions are made by Aspect on behalf of the Fund.

The managers and executive officers of MLAI and their respective business backgrounds are as follows:

Benjamin C. Weston	Chief Executive Officer and President
Robert D. Ollwerther	Chief Operating Officer and Manager
Barbra E. Kocsis	Chief Financial Officer
Robert M. Alderman	Vice President and Manager
Andrew B. Weisman	Manager

Benjamin C. Weston was born in 1954. Mr. Weston is the Chief Executive Officer, President and a Manager of MLAI and Head of MLAI’s Hedge Fund Development and Management Group at Merrill Lynch where he is responsible for all hedge fund investment activities for Merrill Lynch worldwide. Mr. Weston joined Merrill Lynch from Indeman Capital Management (IDM), a hedge fund incubation business formed in 2003 with the backing of Ritchie Capital Management and Azimuth Trust. Before founding IDM, Mr. Weston worked as a consultant for Ritchie Capital which he joined in September 2002 from Credit Suisse First Boston where he was a Managing Director and Head of the Funds Development Group. The Funds Development Group developed and launched a series of market-leading hedge funds, including three that today rank in the world’s 50 largest funds. Until 2000, Mr. Weston served on the Management Committee of CSFB’s Fixed Income Division and was Head of the Leveraged Capital Services Group, which advised a select group of hedge funds on global market strategy, optimal investment expression and risk management. Prior to transferring to CSFB in 1996, Mr. Weston was Co-Head of Credit Suisse Financial Products in the Americas (CSFP) and a Member of the Executive Board from 1990 to 1995. Before founding CSFP in New York in 1990, Mr. Weston held various senior management positions from 1983 to 1990 at Bankers Trust including Head of the Capital Markets Group in London, Head of the Equity Derivatives business in Europe and Head of the bank’s equity businesses in Asia from Hong Kong. Mr. Weston started his career at JP Morgan in 1978 where he worked in the Funding Services Group in New York and London. Mr. Weston received a Bachelor of Arts in International Studies from Miami University in 1976 and a Master of Arts in International Affairs with Honors in Economics from The Johns Hopkins School of Advanced International Studies in 1978.

Robert D. Ollwerther was born in 1956.  He is Chief Operating Officer for and a Manager of MLAI. He is responsible for Finance, Operations, Technology and Administration for the Fund and other MLAI products which invest in hedge funds. He has over 20 years of experience in the securities industry. He began his career with Coopers & Lybrand, CPAs. Since joining Merrill Lynch in 1981, he has primarily served in finance positions in the U.S. and abroad, including Chief Financial Officer for Europe, the Middle East and Africa, Chief Financial Officer for Latin America and Canada, Chief Financial Officer of Global Equity Markets, Director of Institutional and International Audit and Manager of Merrill Lynch Financial Reporting.  He holds a Bachelor of Science in Accounting from Fairfield University and a Master of Business Administration from New York University, and is a Certified Public Accountant.

Barbra E. Kocsis was born in 1966. She is Chief Financial Officer for MLAI.  She is also a Director within the Merrill Lynch Global Private Client Global Infrastructure Solutions group. Prior to that, she was the Fund Controller of MLAI. Before coming to MLAI, Ms. Kocsis held various accounting and tax positions at Derivatives Portfolio Management LLC from May 1992 until May 1999, at which time she held the position of accounting director. Prior to that, she was an associate at Coopers & Lybrand in both the audit and tax practices. She graduated cum laude from Monmouth College in 1988 with a Bachelor of Science in Business Administration — Accounting, and is a Certified Public Accountant.

Robert M. Alderman was born in 1960.  He is Managing Director of Merrill Lynch Global Private Client, and a Vice President and a Manager of MLAI.  He is responsible for coordinating a global sales effort and managing the retail product line, which includes hedge funds, private equity opportunities, managed futures funds and exchange funds.  Prior to re-joining Merrill Lynch and the International Private Client Group in 1999, he was a partner in the Nashville, Tennessee-based firm of J.C. Bradford & Co. where he was the Director of Marketing, and a National Sales Manager for Prudential Investments.  Mr. Alderman first joined Merrill Lynch in 1987 where he worked until 1997.  During his tenure at Merrill Lynch, Mr. Alderman has held positions in Financial Planning, Asset Management and High Net Worth Services.  He received his Master of Business Administration from the Carroll School of Management, Boston College and a Bachelor of Arts from Clark University.

Andrew B. Weisman was born in 1959.  He is Manager of MLAI and is head of HFDMG’s Consolidated Investment Analytics group.  Mr. Weisman joined Merrill Lynch in August 2005.  From April 2002 to July 2005, Mr. Weisman was a partner and director of research for Stradivarius Capital Management, and from January 1998 until April 2002, he served as Chief Investment Officer of Nikko Securities International.  Mr. Weisman holds a Master of International Affairs and a Bachelor of Arts from Columbia University.

As of December 31, 2006, the principals of MLAI had no investment in the Fund, and MLAI’s sponsor interest in the Fund was valued at $23,905.

 MLAI acts as the sponsor, general partner or manager to eight public futures funds whose units of limited partner or member interests are registered under the Securities Exchange Act of 1934: ML Select Futures I L.P., John W. Henry & Co./Millburn L.P., ML JWH Strategic Allocation  L.P., ML APM Global FuturesAccess LLC, ML Appleton FuturesAccess LLC, ML Winton FuturesAccess LLC, ML Cornerstone FuturesAccess LLC and the Fund. Because MLAI serves as the sole sponsor, general partner or manager of each of these Funds, the officers and managers of MLAI effectively manage them as officers and directors of such funds.

(c)                                  Identification of Certain Significant Employees:

None.

(d)                                 Family Relationships:

None.

(e)                                  Business Experience:

See Item 10(a) and (b) above.

(f)                                    Involvement in Certain Legal Proceedings:

None.

(g)                                 Promoters and Control Persons:

Not applicable.

Section 16(a) Beneficial Ownership Reporting Compliance:

Not applicable.

Code of Ethics:

MLAI and Merrill Lynch have adopted a code of ethics, as of the end of the period covered by this report, which applies to the Fund’s (MLAI’s) principal executive officer and principal financial officer or persons performing similar functions on behalf of the Fund.  A copy of the code of ethics is available to any person, without charge, upon request by calling 1-877-465-8435.

Nominating Committee:

Not applicable. (Neither the Fund nor MLAI has a nominating committee.)

Audit Committee: Audit Committee Financial Expert:

Not applicable. (Neither the Fund nor MLAI has an audit committee. There are no listed shares of the Fund or MLAI.)

Item 11: Executive Compensation

The managers and officers of MLAI are remunerated by Merrill Lynch in their respective positions. The Fund does not itself have any officers, managers or employees.  The Fund pays Brokerage Commissions to an affiliate of MLAI and Management fees to MLAI.  MLAI or its affiliates may also receive certain economic benefits from possession of the Fund’s U.S. dollar assets.  The managers and officers receive no “other compensation” from the Fund, and the managers receive no compensation for serving as managers of MLAI.  There are no compensation plans or arrangements relating to a change in control of either the Fund or MLAI.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)                                  Security Ownership of Certain Beneficial Owners:

Not applicable. (The Units are non-voting securities limited liability company interests. The Fund is managed by MLAI, its manager.)

(b)           Security Ownership of Management:

As of December 31, 2006, MLAI owned 20,647 Unit-equivalent Member interests, which constituted 0.02009% of the total Units outstanding, the principals of MLAI did not own any Units.

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

In 2006, the Fund expensed:  (i) Brokerage Commissions of $364,137 to MLPF&S, $1,479,278 in Management Fees earned by Aspect; and (ii) Sponsor Fees of $1,358,328 to MLAI.  In addition, MLAI and its affiliates may have derived certain economic benefits from possession of a portion of the Fund’s assets, as well as from foreign exchange and EFP trading.

See Item 1(c), “Narrative Description of Business — Charges” and “— Description of Current Charges” for a discussion of other business dealings between MLAI affiliates and the Fund.

(c)           Indebtedness of Management:

None.

(d)           Transactions with Promoters:

Not applicable.

Item 14: Principal Accountant Fees and Services

(a)                                  Audit Fees

Aggregate fees billed for professional services rendered by Deloitte & Touche LLP in connection with the audit of the Fund’s financial statements as of and for the year ended December 31, 2006 were $48,799.  Aggregate fees billed for these services for the period ended December 31, 2005 was $38,500.

(b)                                 Audit-Related Fees

There were no other audit-related fees billed for the period ended December 31, 2006 related to the Fund.

(c)                                  Tax Fees

                             Aggregate fees billed for professional services rendered by Deloitte Tax LLP in connection with the tax compliance, advice and preparation of the Fund’s tax returns for the year ended December 31, 2006 were $55,000.  Aggregate fees billed for these services for the period ended December 31, 2005 were $55,000.

(d)                                 All Other Fees

No fees were paid to Deloitte & Touche LLP, Deloitte Tax LLP, or any member firms of Deloitte Touche Tohmatsu and their respective affiliates during the period ended December 31 2006 for any other professional services in relation to the Fund.

Neither the Fund nor MLAI has an audit committee to pre-approve principal accountant fees and services.  In lieu of an audit committee, the managers and the principal financial officer pre-approve all billings prior to the commencement of services.

PART IV

Item 15: Exhibits and Financial Statement Schedules

		Page:
1.	Financial Statements (found in Exhibit 13.01):

	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	1

	FINANCIAL STATEMENTS:

	Statements of Financial Condition as of December 31, 2006 and 2005	2

	Statements of Income for the year ended December 31, 2006 and for the period April 1, 2005 (commencement of operations) to December 31, 2005	3

	Statements of Changes in Members’ Capital for the year ended December 31, 2006 and for the period April 1, 2005 (commencement of operations) to December 31, 2005	4-5

	Financial Data Highlights for the year ended December 31, 2006	6

	Notes to Financial Statements	7-14

2.	Financial Statement Schedules:

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

3.02	Limited Liability Company Operating Agreement of ML Aspect FuturesAccess LLC.

Exhibit 3.02	Is incorporated by reference from Exhibit 3.02 contained in the Registrant’s Registration Statement

10.01	Customer Agreement between ML Aspect FuturesAccess LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated.

Exhibit 10.01:	Is incorporated herein by reference from Exhibit 10.01 contained in the Registrant’s Registration Statement.

10.02	Advisory Agreement by and among ML Aspect FuturesAccess LLC, ML Aspect FuturesAccess Ltd., Aspect Capital Management, Inc. and Merrill Lynch Alternative Investments LLC.

Exhibit 10.02:	Is incorporated hereby by reference from Exhibit 10.02 contained in the Registrant’s Registration Statement.

13.01	2006 Annual Report and Report of Independent Registered Public Accounting Firm.

Exhibit 13.01:	Is filed herewith.

31.01 and 31.02	Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01
and 31.02:	Are filed herewith.

32.01 and 32.02	Section 1350 Certifications

Exhibit 32.01
and 32.02:	Are filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ML ASPECT FUTURESACCESS LLC

By: MERRILL LYNCH ALTERNATIVE INVESTMENTS LLC
Manager

By:	/s/Benjamin C. Weston
Benjamin C. Weston
Chief Executive Officer and President
(Principal Executive Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed on March 30, 2007 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title	Date

/s/ Benjamin C. Weston	Chief Executive Officer and President	March 30, 2007
Benjamin Weston	(Principal Executive Officer)

/s/ Robert D. Ollwerther	Chief Operating Officer and Manager	March 30, 2007
Steven B. Olgin

/s/ Barbra E. Kocsis	Chief Financial Officer	March 30, 2007
Barbra Kocsis	(Principal Financial and Accounting Officer)

/s/ Robert M. Alderman	Vice President and Manager	March 30, 2007
Robert M. Alderman

/s/ Andrew B. Weisman	Manager	March 30, 2007
Andrew B. Weisman

(Being the principal executive officer, the principal financial and accounting officer and a majority of the managers of Merrill Lynch Alternative Investments LLC)

ML ASPECT FUTURESACCESS LLC

2006 FORM 10-K

INDEX TO EXHIBITS

Exhibit

Exhibit 13.01	2006 Annual Report and Report of Independent Registered Public Accounting Firm