Form 10-Q
period 2007-03-31
ML Aspect FuturesAccess LLC
filed 2007-05-15
CIK 1309132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Indicate by check mark whether registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).

Yes ☐     No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ☐     No ☐

ML ASPECT FUTURESACCESS LLC

QUARTERLY REPORT FOR MARCH 31, 2007 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

ML ASPECT FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2007 (unaudited)	December 31, 2006

ASSETS:
Equity in commodity futures trading accounts:
Cash (including restricted cash of $26,531,037 for 2007 and $34,158,049 for 2006)	$125,590,907	$116,217,072
Net unrealized profit on open contracts	2,469,971	5,510,770
Cash	192,294	290,435
Accrued interest	544,135	474,361

TOTAL ASSETS	$128,797,307	$122,492,638

LIABILITIES AND MEMBERS’ CAPITAL:
LIABILITIES:
Brokerage commissions payable	$45,287	$44,275
Management fee payable	213,978	203,118
Sponsor fee payable	198,290	186,736
Performance fee payable	—	1,416,045
Redemptions payable	1,994,347	808,617
Initial offering costs payable	28,197	31,196
Other	364,917	325,731

Total liabilities	2,845,016	3,015,718

MEMBERS’ CAPITAL:
Sponsor’s Interest (20,647 Units and 20,647 Units)	22,798	23,905
Members’ Interest (113,626,583 Units and 102,762,880 Units)	125,929,493	119,453,015

Total members’ capital	125,952,291	119,476,920

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$128,797,307	$122,492,638

NET ASSET VALUE PER UNIT (Note 2)

(Based on 113,647,230 and 102,783,527 units outstanding. Unlimited units authorized)

See notes to financial statements.

ML ASPECT FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three
	months ended	months ended
	March 31,	March 31,
	2007	2006
TRADING PROFIT (LOSS):

Realized	$(3,125,951)	$(44,496)
Change in unrealized	(3,040,799)	2,499,078
Brokerage commissions	(140,885)	(49,539)

Total trading profit (loss)	(6,307,635)	2,405,043

INVESTMENT INCOME:
Interest	1,613,074	368,905

EXPENSES:
Management fee	637,807	186,694
Sponsor fee	589,041	167,768
Performance fee	—	509,305
Other	137,429	37,040

Total expenses	1,364,277	900,807

NET INVESTMENT INCOME (LOSS)	248,797	(531,902)

NET INCOME (LOSS)	$(6,058,838)	$1,873,141

NET INCOME (LOSS) PER UNIT:

Weighted average number of Units outstanding
Class A	16,111,013	2,535,090
Class C	67,952,141	19,981,665
Class D	14,730,822	3,075,392
Class I	12,495,885	6,577,731

Net income (loss) per weighted average Unit
Class A	$(0.0546)	$0.0601
Class C	$(0.0557)	$0.0549
Class D	$(0.0504)	$0.0889
Class I	$(0.0520)	$0.0533

See notes to financial statements.

ML ASPECT FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

For the three months ended March 31, 2007 and 2006

(unaudited)

	Members’ Capital December 31, 2005	Subscriptions	Redemptions	Members’ Capital March 31, 2006	Members’ Capital December 31, 2006	Subscriptions	Redemptions	Members’ Capital March 31, 2007

Class A	2,099,133	1,023,386	(305,786)	2,816,733	13,798,588	2,941,588	(157,626)	16,582,550
Class C	15,745,021	7,998,341	(594,503)	23,148,859	63,313,746	8,161,048	(1,054,073)	70,420,721
Class D	4,742,754	985,670	(4,371,011)	1,357,413	13,531,909	1,397,960	(1,330,000)	13,599,869
Class I	5,948,484	949,177	—	6,897,661	12,118,637	939,806	(35,000)	13,023,443

Total Members’ Units	28,535,392	10,956,574	(5,271,300)	34,220,666	102,762,880	13,440,402	(2,576,699)	113,626,583

Class A	10,319	—	—	10,319	10,319	—	—	10,319
Class C	10,328	—	—	10,328	10,328	—	—	10,328
Class D	—	—	—	—	—	—	—	—
Class I	—	—	—	—	—	—	—	—

Total Sponsor’s Units	20,647	—	—	20,647	20,647	—	—	20,647

See notes to financial statements.

ML ASPECT FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

For the three months ended March 31, 2007 and 2006

(unaudited)

	Members’ Capital December 31, 2005	Subscriptions	Redemptions	Net Income	Members’ Capital March 31, 2006	Members’ Capital December 31, 2006	Subscriptions	Redemptions	Net Loss	Members’ Capital March 31, 2007
Class A	$2,233,102	$1,099,609	$(340,740)	$151,815	$3,143,786	$16,089,634	$3,430,444	$(179,765)	$(879,118)	$18,461,195
Class C	16,664,400	8,529,844	(642,349)	1,096,446	25,648,341	72,750,991	9,296,488	(1,189,828)	(3,787,177)	77,070,474
Class D	5,186,047	1,079,998	(4,979,748)	273,326	1,559,623	16,414,106	1,686,999	(1,546,923)	(741,948)	15,812,234
Class I	6,299,150	1,021,867	—	350,517	7,671,534	14,198,284	1,076,015	(39,221)	(649,488)	14,585,590

Total Members’ Interests	$30,382,699	$11,731,318	$(5,962,837)	$1,872,104	$38,023,284	$119,453,015	$15,489,946	$(2,955,737)	$(6,057,731)	$125,929,493

Class A	$11,001	$—	$—	$533	$11,534	$12,035	$—	$—	$(542)	$11,493
Class C	10,953	—	—	504	11,457	11,870	—	—	(565)	11,305
Class D	—	—	—	—	—	—	—	—	—	—
Class I	—	—	—	—	—	—	—	—	—	—

Total Sponsor’s Interest	$21,954	$—	$—	$1,037	$22,991	$23,905	$—	$—	$(1,107)	$22,798

Total Members’ Capital	$30,404,653	$11,731,318	$(5,962,837)	$1,873,141	$38,046,275	$119,476,920	$15,489,946	$(2,955,737)	$(6,058,838)	$125,952,291

See notes to financial statements.

ML ASPECT FUTURESACCESS LLC

(a Delaware Limited Liability Company)

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of ML Aspect FuturesAccess LLC (the “Fund”) as of March 31, 2007, and the results of its operations for the three months ended March 31, 2007 and 2006.  However, the operating results for the interim periods may not be indicative of the results for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been omitted.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Fund’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2006.

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

At March 31, 2007 the Net Asset Values of the different Classes of Units are as follows:

	Net Asset Value			Net Asset Value per Unit
	All Other Purposes	Financial Reporting	Number of Units	All Other Purposes	Financial Reporting
Class A	$18,473,955	$18,472,687	16,592,869	$1.1134	$1.1133
Class C	77,094,889	77,081,780	70,431,049	$1.0946	$1.0944
Class D	15,817,695	15,812,234	13,599,869	$1.1631	$1.1627
Class I	14,593,949	14,585,590	13,023,443	$1.1206	$1.1199
	$125,980,488	$125,952,290	113,647,230

At December 31, 2006 the Net Asset Values of the different Classes of Units are as follows:

	Net Asset Value			Net Asset Value per Unit
	All Other Purposes	Financial Reporting	Number of Units	All Other Purposes	Financial Reporting
Class A	$16,103,372	$16,101,669	13,808,907	$1.1662	$1.1660
Class C	72,777,781	72,762,861	63,324,074	$1.1493	$1.1491
Class D	16,419,981	16,414,107	13,531,909	$1.2134	$1.2130
Class I	14,206,983	14,198,283	12,118,637	$1.1723	$1.1716
	$119,508,117	$119,476,920	102,783,527

3.               MARKET AND CREDIT RISK

The nature of this Fund has certain risks, which cannot be presented on the financial statements.  The following summarizes some of those risks.

Market Risk

Derivative instruments involve varying degrees of market risk.  Changes in the level or volatility of interest rates, foreign currency exchange rates or the market values of the financial instruments or commodities underlying such derivative instruments frequently result in changes in the Fund’s Net unrealized profit on such derivative instruments as reflected in the Statements of Financial Condition. The Fund’s exposure to market risk is influenced by a number of factors, including the relationships among the derivative instruments held by the Fund as well as the volatility and liquidity of the markets in which the derivative instruments are traded. Investment in foreign markets may also entail legal and political risks.

The Sponsor of the Fund, Merrill Lynch Alternative Investments LLC (“MLAI”), has procedures in place intended to control market risk exposure, although there can be no assurance that they will, in fact, succeed in doing so.  These procedures focus primarily on monitoring the trading of Aspect Capital Management Limited (“Aspect”), calculating the Net Asset Value of the Fund as of the close of business on each day and reviewing outstanding positions for over-concentrations.  While MLAI does not intervene in the markets to hedge or diversify the Fund’s market exposure, MLAI may urge Aspect to reallocate positions in an attempt to avoid over-concentrations.  However, such interventions are expected to be unusual.  It is expected that MLAI’s basic risk control procedures will consist simply of the ongoing process of advisor monitoring, with the market risk controls being applied by Aspect.

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

The credit risk associated with these instruments from counterparty nonperformance is the Net unrealized profit (loss), if any, included in the Statements of Financial Condition. The Fund attempts to mitigate this risk by dealing exclusively with Merrill Lynch & Co., Inc. (“Merrill Lynch”) entities as clearing brokers.

The Fund, in its normal course of business, enters into various contracts, with Merrill Lynch Pierce Fenner & Smith Inc. (“MLPF&S”) acting as its commodity broker.  Pursuant to the brokerage arrangement with MLPF&S (which includes a netting arrangement), to the extent that such trading results in receivables from and payables to MLPF&S, these receivables and payables are offset and reported as a net receivable or payable and included in Equity in commodity futures trading accounts in the Statements of Financial Condition.

3.     RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109. FIN 48 prescribes the minimum recognition threshold a tax position must meet in connection with accounting for uncertainties in income tax positions taken or expected to be taken by an entity before being measured and recognized in the financial statements. Adoption of FIN 48 is required for fiscal years beginning after December 15, 2006. The Fund has evaluated its tax positions and has determined that the implementation of this pronouncement does not have a material impact on the Fund’s financial statements.

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

Class A

	Jan.	Feb.	Mar.
2006	$1.0832	$1.0733	$1.1176
2007	$1.1952	$1.1332	$1.1134

Class C

	Jan.	Feb.	Mar.
2006	$1.0768	$1.0662	$1.1093
2007	$1.1769	$1.1150	$1.0946

Class D

	Jan.	Feb.	Mar.
2006	$1.1148	$1.1086	$1.1563
2007	$1.2452	$1.1823	$1.1631

Class I

	Jan.	Feb.	Mar.
2006	$1.0786	$1.0690	$1.1139
2007	$1.2019	$1.1402	$1.1206

Performance Summary

January 1, 2007 to March 31, 2007

The Fund posted an overall loss for the quarter with the agriculture sector posting gains and currencies, metals, stock indices, interest rate and the energy sectors posted losses.

The agricultural sector was the only profitable sector for the Fund. The agricultural market was soft which attributed to the difficult trading environment resulting with gains in the mid-quarter only. Losses were posted at the beginning of the quarter and at the end as the price reversal in corn was a key element of the losses in the sector.

The currency sector was not profitable for the Fund.  The quarter began with gains due to the short positions which captured the sell off in the U.K. gilts and the British pound following the Bank of England’s surprise decision to raise core interest rates. The U.S. dollar/Japanese yen cross-rate drove returns as the long positions in the U.S. dollar strengthened following the U.S. economic data releases and the lack of rate hikes by the Bank of Japan. In the wake of increased market volatility mid-quarter, the Japanese yen strengthened against the major currencies as investors liquidated their Japanese yen carry trade positions. This caused losses due to the short positions in the Japanese yen. However, the quarter ended with currencies posting gains as the short positions in Euribor and the British pound were profitable as prices fell, helped by stronger than expected economic data releases in the United Kingdom and Eurozone.  Also finishing profitably was the U.S. dollar which depreciated against the other major currencies coupled with weaker than expected data releases and rising concerns about the U.S. sub-prime mortgage market aided gains being posted.

The metals sector posted losses for the Fund. The beginning of the quarter began with losses which carried through mid-quarter due to a sell off of the long positions in copper and zinc. The quarter ended with gains being posted to the Fund.

The stock indices sector posted losses for the Fund. Long Japanese positions posted the best gains as markets rallied on the exporter friendly depreciation of the Japanese yen and a revival in oil prices. Losses posted mid-quarter were due to the reduced long positions in stock indices hurt by the continued fallout from the equity market sell-off at the end of February which continued through to the end of the quarter.

The interest rate sector posted losses for the Fund. The quarter began and ended with gains being posted to the Fund in a volatile market environment. However, these gains could not offset losses posted mid-quarter.

The energy sector was the least profitable for the Fund. Short positions in energies posted gains at the beginning of the quarter for the Fund as oil prices continued to fall, before a mid-month reversal driven by bad weather conditions pared back some of these gains. However, losses were incurred mid-quarter through to the end of quarter as oil prices rallied against the Fund’s short positions driven by mounting geopolitical pressures.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Fund’s open positions by market category for the fiscal period. For the three months ended March 31, 2007 and March 31, 2006, the Fund’s average Month-end Net Asset Value for all other purposes was approximately $124,502,361 and $33,913,724 respectively.

	March 31, 2007
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$172,583	0.14%	$257,333	$120,543
Currencies	217,917	0.18%	346,635	70,458
Energy	254,191	0.20%	322,537	142,915
Interest Rates	13,507,563	10.85%	16,003,049	11,027,335
Metals	138,000	0.11%	188,690	54,595
Stock Indices	763,488	0.61%	937,952	434,645

TOTAL	$15,053,742	12.09%	$18,056,196	$11,850,491

	March 31, 2006
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$101,629	0.30%	$168,050	$46,817
Currencies	462,434	1.36%	879,610	180,344
Energy	196,568	0.58%	405,978	10,048
Interest Rates	3,051,312	9.00%	5,125,216	1,094,608
Metals	280,883	0.83%	495,831	112,933
Stock Indices	830,339	2.45%	1,586,854	285,820

TOTAL	$4,923,165	14.52%	$8,661,539	$1,730,570

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

In April 2003, MLPF&S entered into a settlement with the SEC, the National Association of Securities Dealers (the “NASD”) and the New York Stock Exchange (the “NYSE”) as part of a joint settlement with the SEC, the NASD and the NYSE arising from a joint investigation by the SEC, the NASD and the NYSE into research analysts’ conflicts of interests.  Pursuant to the terms of the settlement with the SEC, NASD and NYSE, MLPF&S, without admitting or denying the allegations, consented to a censure.  In addition, MLPF&S agreed to a payment of (I) $100 million, which was offset in its entirety by the amount already paid by MLPF&S in the related proceeding with the State of New York and the other states (II) $75 million to fund the provision of independent research to investors; and (III) $25 million to promote investor education.  The payments for the provision of independent research to investors and to promote investor education are required to be made over the course of the next five years.  MLPF&S also agreed to comply with certain undertakings.

In March 2006, MLPF&S entered into a settlement with the SEC arising from an investigation related to MLPF&S’ retention and production of e-mail.  The SEC found that MLPF&S willfully violated Section 17(a) of the Exchange Act, and Rules 17a-4(b)(4) and 17a-4(j) there under.  Without admitting or denying the allegations, Merrill Lynch consented to the entry of an injunction enjoining it from violating the above-referenced provisions, entered into an undertaking regarding its policies and procedures and agreed to pay a civil penalty $2,500,000.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(a)          Issuance to accredited investors pursuant to Regulation D and Section 4(6) under the Securities Act.  The selling agent of the following Class of Units was MLPF&S.

CLASS A

	Subscription
	Amount	Units	NAV (1)
Jan-07	$2,011,848	1,725,131	$1.1662
Feb-07	773,165	646,892	1.1952
Mar-07	645,431	569,565	1.1332
Apr-07	866,760	778,480	1.1134

CLASS C

	Subscription
	Amount	Units	NAV (1)
Jan-07	$2,881,057	2,506,793	$1.1493
Feb-07	2,109,219	1,792,182	1.1769
Mar-07	4,306,212	3,862,073	1.1150
Apr-07	5,570,697	5,089,254	1.0946

CLASS D

	Subscription
	Amount	Units	NAV (1)
Jan-07	$1,334,000	1,099,390	$1.2134
Feb-07	—	—	1.2452
Mar-07	352,999	298,570	1.1823
Apr-07	11,999,999	10,317,255	1.1631

CLASS I

	Subscription
	Amount	Units	NAV (1)
Jan-07	$94,948	80,993	$1.1723
Feb-07	35,999	29,952	1.2019
Mar-07	945,068	828,861	1.1402
Apr-07	568,449	507,272	1.1206

(1) Net Asset Value for all other purposes

(b) None.

(c) None.

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

(a) Exhibits.

The following exhibits are incorporated by reference or are filed herewith to this Quarterly Report on Form 10-Q:

31.01 and
31.02               Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01
and 31.02:      Are filed herewith.

32.01 and
32.02               Section 1350 Certifications

Exhibit 32.01
and 32.02       Are filed herewith.

(b) Reports on Form 8-K.

There were no reports on Form 8-K filed during the three months of fiscal 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ML ASPECT FUTURESACCESS LLC

	By:	MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(Manager)

Date: May 15, 2007	By	/s/ BENJAMIN C. WESTON
Benjamin C. Weston
Chief Executive Officer and President (Principal Executive Officer)

Date: May 15, 2007
	By	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial and Accounting Officer)