Form 10-Q
period 2007-06-30
ML Aspect FuturesAccess LLC
filed 2007-08-14
CIK 1309132

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Yes  ☐   No  ☐

ML ASPECT FUTURESACCESS LLC

QUARTERLY REPORT FOR JUNE 30, 2007 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

ML ASPECT FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF FINANCIAL CONDITION

	June 30,	December 31,
	2007	2006
	(unaudited)

ASSETS:
Equity in commodity futures trading accounts:
Cash (including restricted cash of $44,344,950 for 2007 and $34,158,049 for 2006)	$291,668,996	$116,217,072
Net unrealized profit on open contracts	7,944,916	5,510,770
Cash	188,076	290,435
Accrued interest	1,199,218	474,361
Subscriptions receivable	1,922,594	—

TOTAL	$302,923,800	$122,492,638

LIABILITIES AND MEMBERS’ CAPITAL:
LIABILITIES:
Brokerage commissions payable	$120,711	$44,275
Management fee payable	450,959	203,118
Sponsor’s fee payable	251,491	186,736
Performance fee payable	3,461,443	1,416,045
Redemptions payable	5,291,442	808,617
Initial offering costs payable	25,196	31,196
Other	188,722	325,731

Total liabilities	9,789,964	3,015,718

MEMBERS’ CAPITAL:
Sponsor’s Capital (20,647 and 20,647 Units issued and outstanding)	25,774	23,905
Members’ Capital (228,134,954 and 102,762,880 Units issued and outstanding)	293,108,062	119,453,015

Total members’ capital	293,133,836	119,476,920

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$302,923,800	$122,492,638

NET ASSET VALUE PER UNIT (Note 2)

(Based on 228,155,601 and 102,783,527 Units outstanding, unlimited Units authorized)

See notes to financial statements.

ML ASPECT FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
TRADING PROFITS (LOSSES):

Realized	$21,431,457	$920,020	$18,305,506	$875,524
Change in unrealized	5,474,945	(903,204)	2,434,146	1,595,874
Brokerage commissions	(315,969)	(104,892)	(456,854)	(154,431)

Total trading profits (losses)	26,590,433	(88,076)	20,282,798	2,316,967

INVESTMENT INCOME:
Interest	2,482,381	689,806	4,095,455	1,058,711

EXPENSES:
Management fee	978,645	314,102	1,616,452	500,796
Sponsor’s fee	708,188	278,718	1,297,229	446,486
Performance fee	3,461,443	17,749	3,461,443	527,054
Other	150,005	192,561	287,434	229,601

Total expenses	5,298,281	803,130	6,662,558	1,703,937

NET INVESTMENT LOSS	(2,815,900)	(113,324)	(2,567,103)	(645,226)

NET INCOME (LOSS)	$23,774,533	$(201,400)	$17,715,695	$1,671,741

NET INCOME (LOSS) PER UNIT:

Weighted average number of Units outstanding:
Class A	17,929,759	4,344,235	17,020,386	3,439,662
Class C	77,528,939	33,315,712	72,740,540	26,648,689
Class D	15,191,296	9,494,264	14,961,059	6,284,828
Class I	14,047,052	7,871,193	13,271,469	7,224,462
Class D-SM(1)	10,218,206		10,218,206
Class D-TF(2)	91,381,476		91,381,476

Net income (loss) per weighted average Unit:
Class A	$0.1469	$0.0010	$0.1031	$0.0455
Class C	$0.1412	$(0.0040)	$0.0984	$0.0361
Class D	$0.1554	$(0.0181)	$0.1082	$0.0162
Class I	$0.1493	$0.0128	$0.1091	$0.0625
Class D-SM(1)	$0.1587		$0.1587
Class D-TF(2)	$0.0450		$0.0450

(1) Units issued on April 1, 2007.

(2) Units issued on June 1, 2007.

See notes to financial statements.

ML ASPECT FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

For the six months ended June 30, 2006 and 2007

(unaudited)

	Members’ Capital			Members’ Capital	Members’ Capital			Members’ Capital
	December 31, 2005	Subscriptions	Redemptions	June 30, 2006	December 31, 2006	Subscriptions	Redemptions	June 30, 2007

Class A	2,099,133	4,053,913	(402,920)	5,750,126	13,798,588	4,813,968	(315,161)	18,297,395
Class C	15,745,021	23,928,586	(822,516)	38,851,091	63,313,746	19,570,250	(3,791,150)	79,092,846
Class D	4,742,754	10,548,305	(4,371,011)	10,920,048	13,531,909	6,087,954	(1,378,672)	18,241,191
Class I	5,948,484	2,076,272	—	8,024,756	12,118,637	2,439,754	(217,475)	14,340,916
Class D-SM(1)	—	—	—	—	—	10,317,255	(214,540)	10,102,715
Class D-TF(2)	—	—	—	—	—	91,381,476	(3,321,585)	88,059,891

Total Members’ Units	28,535,392	40,607,076	(5,596,447)	63,546,021	102,762,880	134,610,657	(9,238,583)	228,134,954

Class A	10,319	—	—	10,319	10,319	—	—	10,319
Class C	10,328	—	—	10,328	10,328	—	—	10,328
Class D	—	—	—	—	—	—	—	—
Class I	—	—	—	—	—	—	—	—
Class D-SM(1)	—	—	—	—	—	—	—	—
Class D-TF(2)	—	—	—	—	—	—	—	—

Total Sponsor’s Units	20,647	—	—	20,647	20,647	—	—	20,647

(1) Units issued on April 1, 2007.

(2) Units issued on June 1, 2007.

See notes to financial statements.

ML ASPECT FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

For the six months ended June 30, 2006 and 2007

(unaudited)

	Members’ Capital				Members’ Capital	Members’ Capital				Members’ Capital
	December 31, 2005	Subscriptions	Redemptions	Net Income	June 30, 2006	December 31, 2006	Subscriptions	Redemptions	Net Income	June 30, 2007

Class A	$2,233,102	$4,526,823	$(452,978)	$155,965	$6,462,912	$16,089,634	$5,586,154	$(368,952)	$1,754,557	$23,061,393
Class C	16,664,400	26,492,550	(899,944)	961,646	43,218,652	72,750,991	22,290,219	(4,446,969)	7,160,368	97,754,609
Class D	5,186,047	12,349,023	(4,979,747)	101,734	12,657,057	16,414,106	7,675,895	(1,605,996)	1,619,410	24,103,415
Class I	6,299,150	2,282,867	—	451,247	9,033,264	14,198,284	2,811,635	(254,856)	1,447,886	18,202,949
Class D-SM(1)	—	—	—	—	—	—	11,999,999	(269,068)	1,621,489	13,352,420
Class D-TF(2)	—	—	—	—	—	—	116,922,598	(4,399,438)	4,110,116	116,633,276

Total Members’ Interests	$30,382,699	$45,651,263	$(6,332,669)	$1,670,592	$71,371,885	$119,453,015	$167,286,500	$(11,345,279)	$17,713,826	$293,108,062

Class A	$11,001	$—	$—	$605	$11,606	$12,035	$—	$—	$973	$13,008
Class C	10,953	—	—	544	11,497	11,870	—	—	896	12,766
Class D	—	—	—	—	—	—	—	—	—	—
Class I	—	—	—	—	—	—	—	—	—	—
Class D-SM(1)	—	—	—	—	—	—	—	—	—	—
Class D-TF(2)	—	—	—	—	—	—	—	—	—	—

Total Sponsor’s Interest	$21,954	$—	$—	$1,149	$23,103	$23,905	$—	$—	$1,869	$25,774

Total Members’ Capital	$30,404,653	$45,651,263	$(6,332,669)	$1,671,741	$71,394,988	$119,476,920	$167,286,500	$(11,345,279)	$17,715,695	$293,133,836

(1) Units issued on April 1, 2007.

(2) Units issued on June 1, 2007.

See notes to financial statements.

ML ASPECT FUTURESACCESS LLC

(a Delaware Limited Liability Company)

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of ML Aspect FuturesAccess LLC (the “Fund”) as of June 30, 2007, and the results of its operations for the three and six months ended June 30, 2007 and 2006.  However, the operating results for the interim periods may not be indicative of the results for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been omitted.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Fund’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2006.  Class D-SM commenced trading on April 1, 2007. Class D-TF commenced trading on June 1, 2007. Class D-SM Units pay Aspect annual management fees of 2.00 % of the Class’ average month-end net assets. The Class pays performance fees at 20% of any New Trading Profit, as defined.  Class D-TF Units pay Aspect annual management fees of 1.50 % of the Class’ average month-end net assets. The Class pays performance fees at 15% of any New Trading Profit, as defined. Class D-SM and Class D-TF Units do not pay sponsor fees.

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

At June 30, 2007 the Net Asset Values of the different Classes of Units are as follows:

	Net Asset Value			Net Asset Value per Unit
	All Other Purposes	Financial Reporting	Number of Units	All Other Purposes	Financial Reporting
Class A	$23,075,323	$23,074,401	18,307,714	$1.2604	$1.2604
Class C	97,778,402	97,767,375	79,103,174	1.2361	1.2359
Class D	24,108,577	24,103,415	18,241,191	1.3217	1.3214
Class I	18,211,035	18,202,949	14,340,916	1.2699	1.2693
Class D-SM	13,352,420	13,352,420	10,102,715	1.3217	1.3217
Class D-TF	116,633,275	116,633,276	88,059,891	1.3245	1.3245
	$293,159,032	$293,133,836	228,155,601

At December 31, 2006 the Net Asset Values of the different Classes of Units are as follows:

	Net Asset Value			Net Asset Value per Unit
	All Other Purposes	Financial Reporting	Number of Units	All Other Purposes	Financial Reporting
Class A	$16,103,372	$16,101,669	13,808,907	$1.1662	$1.1660
Class C	72,777,781	72,762,861	63,324,074	1.1493	1.1491
Class D	16,419,981	16,414,107	13,531,909	1.2134	1.2130
Class I	14,206,983	14,198,283	12,118,637	1.1723	1.1716
	$119,508,117	$119,476,920	102,783,527

3.     MARKET AND CREDIT RISK

The nature of this Fund has certain risks, which cannot be presented on the financial statements.  The following summarizes some of those risks.

Market Risk

Derivative instruments involve varying degrees of market risk.  Changes in the level or volatility of interest rates, foreign currency exchange rates or the market values of the financial instruments or commodities underlying such derivative instruments frequently result in changes in the Fund’s Net unrealized profit (loss) on such derivative instruments as reflected in the Statements of Financial Condition. The Fund’s exposure to market risk is influenced by a number of factors, including the relationships among the derivative instruments held by the Fund as well as the volatility and liquidity of the markets in which the derivative instruments are traded. Investment in foreign markets may also entail legal and political risks.

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

4.     RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No.48 (“FIN 48”), Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No.109. In May 2007, FASB amended this guidance by issuing FASB Staff Position No. FIN 48-1, Definition of settlement in FASB Interpretation No. 48. FIN 48, as amended, prescribes the minimum recognition threshold a tax position must meet in connection with accounting for uncertainties in income tax positions taken or expected to be taken by an entity before being measured and recognized in the financial statements. Adoption of FIN 48, as amended, is required for fiscal years beginning after December 15, 2006. The Fund has evaluated its tax positions and has determined that the implementation of this pronouncement does not have a material impact to the financial statements.

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

Class A

	Jan.	Feb.	Mar.	Apr.	May	Jun.
2006	$1.0832	$1.0733	$1.1176	$1.1701	$1.1235	$1.1246
2007	$1.1952	$1.1332	$1.1134	$1.1604	$1.2217	$1.2604

Class C

	Jan.	Feb.	Mar.	Apr.	May	Jun.
2006	$1.0768	$1.0662	$1.1093	$1.1595	$1.1115	$1.1131
2007	$1.1769	$1.1150	$1.0946	$1.1399	$1.1991	$1.2361

Class D

	Jan.	Feb.	Mar.	Apr.	May	Jun.
2006	$1.1148	$1.1086	$1.1563	$1.2076	$1.1546	$1.1599
2007	$1.2452	$1.1823	$1.1631	$1.2137	$1.2795	$1.3217

Class I

	Jan.	Feb.	Mar.	Apr.	May	Jun.
2006	$1.0786	$1.0690	$1.1139	$1.1664	$1.1231	$1.1270
2007	$1.2019	$1.1402	$1.1206	$1.1683	$1.2304	$1.2699

Class D-SM

	Jan.	Feb.	Mar.	Apr.	May	Jun.
2006	N/A	N/A	N/A	N/A	N/A	N/A
2007	N/A	N/A	1.1631	$1.2137	$1.2795	$1.3217

Class D-TF

	Jan.	Feb.	Mar.	Apr.	May	Jun.
2006	N/A	N/A	N/A	N/A	N/A	N/A
2007	N/A	N/A	N/A	N/A	$1.2795	$1.3245

Performance Summary

January 1, 2007 to June 30, 2007

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

The currency sector was not profitable for the Fund.  At the beginning of the quarter began with gains due to the short positions which captured the sell off in the U.K. gilts and the British pound following the Bank of England’s surprise decision to raise core interest rates. The U.S. dollar/Japanese yen cross-rate drove returns as the long positions in the U.S. dollar strengthened following the U.S. economic data releases and the lack of rate hikes by the Bank of Japan. In the wake of increased market volatility mid-quarter, the Japanese yen strengthened against the major currencies as investors liquidated their Japanese yen carry trade positions. This caused losses due to the short positions in the Japanese yen. However, the quarter is ended with currencies posting gains as the short positions in Euribor and the British pound were profitable as prices fell, helped by stronger than expected economic data releases in the United Kingdom and Eurozone.  Also finishing profitably was the U.S. dollar which depreciated against the other major currencies coupled with weaker than expected data releases and rising concerns about the U.S. sub-prime mortgage market aided gains being posted.

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

April 1, 2007 to June 30, 2007

The Fund posted profits for the quarter with interest rates, currencies, stock indices, and the energy sectors posting gains while metals and the agriculture sectors posting losses.

The interest rate sector posted the highest gains for the Fund. The beginning of the quarter through the mid- quarter gains were posted to the Fund. In the United Kingdom, the Bank of England signaled its intention to combat the current elevated levels of inflation after raising core interest rates by 25 basis points and stating in the subsequent Monetary Policy Committee (MPC) minutes that a larger hike had also been considered. European debt prices also finished down following the release of above expectations regional Gross Domestic Product (GDP) data and strong indications from the European Central Bank (ECB) that rates would rise again in June. The short positions in bonds and interest rates were the most profitable positions at the quarter’s end. Bond prices fell following strong U.S. retail sales figures and above expectation Producer Price Index data (PPI). The biggest move in the sector was seen in the United Kingdom contracts after a surprisingly hawkish set of MPC minutes helped to suppress prices.

The currency sector posted profits for the Fund. The sector’s key holdings benefited from the weakening of both the Japanese yen and the U.S. dollar. In Japan, the lack of a core rate hike by the Bank of Japan and reports of a negative Consumer Price Index (CPI) figure for the year to March helped to send the Japanese yen lower against the U.S. dollar and euro. Elsewhere, the U.S. dollar depreciated on weak data releases including a low GDP forecast figure that hinted at slowing growth in the U.S.  The currency sector finished flat mid quarter as losses in the British pound versus the U.S. dollar and the euro versus the U.S. dollar cross rates largely offset gains in the U.S. dollar versus the Japanese yen holdings as the U.S. dollar strengthened on the back of revised rate expectations in the U.S. The quarter ended with profits being posted to the Fund as gains in the New Zealand dollar, Japanese yen and Australian dollar cross-rates against the U.S. dollar offset losses in the U.S. dollar and Confoederatio Helvetica franc (CHF) positions.

Stock indices posted profits for the Fund. Long positions held across the sector were profitable at the beginning of the quarter as global equity markets continued to recover from their lows in March. Long positions continued to post profits to the Fund due to the strong M&A activity in the U.S. and Europe and an improving outlook for economic growth in Japan. The quarter ended in negative territory, as conditions remained volatile and largely trend-less amid investor concerns over inflation and high yields.

The energy sector also posted profits for the Fund. Profits were posted at the beginning of the quarter and at the end of the quarter, trading was difficult due to weather conditions and geopolitical pressure.

The metals sector posted losses for the Fund.  Profits were posted at the beginning of the quarter as metals benefited from the re-emergence of stable trends as prices driven by tightening fundamentals and demand growth rallied. Metals finished on a loss at mid-quarter as prices were driven down on profit-taking and concerns over the strength of future Chinese demand. The quarter ended with losses being posted to the Fund due to supply tightness and bouts of increased risk aversion.

The agricultural sector was the least profitable sector for the Fund. The agricultural market was soft which attributed to the difficult trading environment. Losses were posted at the beginning of the quarter as cocoa prices reversed sharply against the Fund’s long positions along with corn and soybean as prices continued to slide on the release of the United States Department of Agriculture crop estimates for the 2007 planting season. Performance in agriculture was boosted towards the end of the quarter by the long positions in soybeans after prices rocketed in the wake of a U.S. Department of Agriculture report that showed planted soybean acreage had fallen below earlier forecasts.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Fund’s open positions by market category for the fiscal period. For the three months ended June 30, 2007 and June 30, 2006, the Fund’s average Month-end Net Asset Value for all other purposes was approximately $157,346,822 and $46,162,294 respectively.

	June 30, 2007
Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value At Risk	Lowest Value At Risk

Agricultural Commodities	$154,893	0.10%	$257,333	$43,237
Currencies	453,645	0.29%	859,545	73,826
Energy	168,933	0.11%	322,537	19,677
Interest Rates	17,370,374	11.04%	34,849,043	11,027,335
Metals	230,790	0.15%	402,404	54,595
Stock Indices	901,170	0.57%	1,372,828	434,645

TOTAL	$19,279,805	12.26%	$38,063,690	$11,653,315

	June 30, 2006
Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value At Risk	Lowest Value At Risk

Agricultural Commodities	$74,266	0.16%	$168,050	$39,343
Currencies	273,980	0.59%	881,168	72,304
Energy	154,427	0.33%	405,978	10,048
Interest Rates	5,762,221	12.48%	9,075,935	1,094,608
Metals	158,327	0.34%	495,831	25,273
Stock Indices	461,910	1.00%	1,586,854	30,090

TOTAL	$6,885,131	14.90%	$12,613,816	$1,271,666

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

PART II - OTHER INFORMATION

Item 1.            Legal Proceedings

On July 31, 2007, the CFTC issued an order against MLAI and an advisory affiliate, to which MLAI and the affiliate consented, containing findings, which MLAI and the affiliate neither admitted nor denied, that MLAI and the affiliate filed with the NFA a number of annual reports for commodity pools for which they acted as commodity pool operators after the deadline established by the CFTC’s regulations, in violation of CFTC Regulation 4.22(c). MLAI and the affiliate were ordered to cease and desist from violating Regulation 4.22(c) and to pay a civil penalty in the amount of $500,000.

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

(a)          Issuance to accredited investors pursuant to Regulation D and Section 4(6) under the Securities Act.  The selling agent of the following Class of Units was MLPF&S.

CLASS A

	Subscription Amount	Units	NAV (1)
Jan-07	$2,011,848	1,725,131	$1.1662
Feb-07	773,165	646,892	1.1952
Mar-07	645,431	569,565	1.1332
Apr-07	866,760	778,480	1.1134
May-07	897,005	773,080	1.1603
Jun-07	391,946	320,820	1.2217
Jul-07	246,820	195,827	1.2604

CLASS C

	Subscription Amount	Units	NAV (1)
Jan-07	$2,881,057	2,506,793	$1.1493
Feb-07	2,109,219	1,792,182	1.1769
Mar-07	4,306,212	3,862,073	1.1150
Apr-07	5,570,697	5,089,254	1.0946
May-07	2,988,684	2,621,883	1.1399
Jun-07	4,434,350	3,698,065	1.1991
Jul-07	4,472,218	3,618,007	1.2361

CLASS D

	Subscription Amount	Units	NAV (1)
Jan-07	$1,334,000	1,099,390	$1.2134
Feb-07	—	—	1.2452
Mar-07	352,999	298,570	1.1823
Apr-07	—	—	1.1631
May-07	220,447	181,632	1.2137
Jun-07	5,768,449	4,508,362	1.2795
Jul-07	—	—	1.3217

CLASS I

	Subscription Amount	Units	NAV (1)
Jan-07	$94,948	80,993	$1.1723
Feb-07	35,999	29,952	1.2019
Mar-07	945,068	828,861	1.1402
Apr-07	568,449	507,272	1.1206
May-07	1,020,003	873,066	1.1683
Jun-07	147,168	119,610	1.2304
Jul-07	34,998	27,560	1.2699

CLASS D-SM

	Subscription Amount	Units	NAV (1)
Jan-07	$—	—	$ N/A
Feb-07	—	—	N/A
Mar-07	—	—	N/A
Apr-07	11,999,999	10,317,255	1.1631
May-07	—	—	1.2137
Jun-07	—	—	1.2795
Jul-07	913,488	691,146	1.3217

CLASS D-TF

	Subscription Amount	Units	NAV (1)
Jan-07	$—	—	$ N/A
Feb-07	—	—	N/A
Mar-07	—	—	N/A
Apr-07	—	—	N/A
May-07	—	—	N/A
Jun-07	116,922,598	91,381,476	1.2795
Jul-07	—	—	1.3245

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

ML ASPECT FUTURESACCESS LLC

By: MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(Manager)

Date: August 14, 2007	By	/s/ Robert D. Ollwerther
Robert D. Ollwerther
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 14, 2007
	By	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial and Accounting Officer)