Form 10-Q
period 2007-09-30
ML Aspect FuturesAccess LLC
filed 2007-11-14
CIK 1309132

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Hopewell Building No. 2

1200 Merrill Lynch Drive - First Floor

Pennington, New Jersey 08534

 (Address of principal executive offices)

(Zip Code)

609-274-5838

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

Yes ☐ No ☐

ML ASPECT FUTURESACCESS LLC

QUARTERLY REPORT FOR SEPTEMBER 30, 2007 ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

ML ASPECT FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF FINANCIAL CONDITION

	September 30,	December 31,
	2007	2006
	(unaudited)
ASSETS:
Equity in commodity futures trading accounts:
Cash (including restricted cash of $42,317,454 for 2007 and $34,158,049 for 2006)	$262,879,041	$116,217,072
Net unrealized profit on open contracts	14,311,626	5,510,770
Cash	147,143	290,435
Accrued interest	1,068,505	474,361

TOTAL	$278,406,315	$122,492,638

LIABILITIES AND MEMBERS’ CAPITAL:
LIABILITIES:
Brokerage commissions payable	$90,910	$44,275
Management fee payable	420,656	203,118
Sponsor’s fee payable	248,123	186,736
Performance fee payable	103,000	1,416,045
Redemptions payable	7,031,744	808,617
Initial offering costs payable	22,197	31,196
Other	142,409	325,731

Total liabilities	8,059,039	3,015,718

MEMBERS’ CAPITAL:
Sponsor’s Capital (20,647 Units)	24,395	23,905
Members’ Capital (222,833,211 Units and 102,762,880 Units)	270,322,881	119,453,015

Total members’ capital	270,347,276	119,476,920

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$278,406,315	$122,492,638

NET ASSET VALUE PER UNIT (Note 2)

(Based on 222,853,858 and 102,783,527 Units outstanding, unlimited Units authorized)

See notes to financial statements.

ML ASPECT FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
TRADING PROFIT (LOSS):

Realized	$(27,383,431)	$(3,530,071)	$(9,077,925)	$(2,654,547)
Change in unrealized	6,366,710	(994,747)	8,800,856	601,127
Brokerage commissions	(332,206)	(102,493)	(789,060)	(256,924)

Total trading loss	(21,348,927)	(4,627,311)	(1,066,129)	(2,310,344)

INVESTMENT INCOME:
Interest	3,542,844	1,075,103	7,638,299	2,133,814

EXPENSES:
Management fee	1,248,673	432,466	2,865,125	933,262
Sponsor’s fee	731,495	401,611	2,028,724	848,097
Performance fee	(3,358,443)	(527,054)	103,000	—
Other	166,088	219,114	453,522	448,715

Total expenses	(1,212,187)	526,137	5,450,371	2,230,074

NET INVESTMENT INCOME(LOSS)	4,755,031	548,966	2,187,928	(96,260)

NET INCOME(LOSS)	$(16,593,896)	$(4,078,345)	$1,121,799	$(2,406,604)

NET INCOME(LOSS) PER UNIT:

Weighted average number of Units outstanding:
Class A	18,486,710	7,719,791	17,509,161	4,866,372
Class C	83,454,820	51,322,299	76,311,967	34,873,226
Class D	18,241,191	11,941,658	16,054,437	8,170,438
Class I	14,594,475	9,423,415	13,712,471	7,957,446
Class D-SM(1)	10,880,082		10,549,144
Class D-TF(2)	85,638,436		87,074,196

Net income (loss) per weighted average Unit:
Class A	$(0.0660)	$(0.0495)	$0.0305	$(0.0463)
Class C	$(0.0674)	$(0.0514)	$0.0202	$(0.0481)
Class D	$(0.0659)	$(0.0496)	$0.0259	$(0.0600)
Class I	$(0.0634)	$(0.0495)	$0.0381	$(0.0019)
Class D-SM(1)	$(0.0634)		$0.0884
Class D-TF(2)	$(0.0810)		$(0.0324)

(1) Units issued on April 1, 2007.

(2) Units issued on June 1, 2007.

See notes to financial statements.

ML ASPECT FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENT OF CHANGES IN MEMBERS’ CAPITAL

For the nine months ended September 30, 2007 and 2006

(unaudited)

	Members’ Capital December 31, 2005	Subscriptions	Redemptions	Members’ Capital September 30, 2006	Members’ Capital December 31, 2006	Subscriptions	Redemptions	Members’ Capital September 30, 2007

Class A	2,099,133	6,497,825	(459,436)	8,137,522	13,798,588	5,241,456	(804,178)	18,235,866
Class C	15,745,021	41,609,362	(1,727,319)	55,627,064	63,313,746	26,840,025	(8,320,523)	81,833,248
Class D	4,742,754	11,602,363	(4,371,011)	11,974,106	13,531,909	6,087,954	(1,819,371)	17,800,492
Class I	5,948,484	3,942,967	(73,199)	9,818,252	12,118,637	3,002,485	(2,717,171)	12,403,951
Class D-SM(1)	—	—	—	—	—	11,206,991	(214,540)	10,992,451
Class D-TF(2)	—	—	—	—	—	91,381,476	(9,814,273)	81,567,203

Total Members’ Units	28,535,392	63,652,517	(6,630,965)	85,556,944	102,762,880	143,760,387	(23,690,056)	222,833,211

Class A	10,319	—	—	10,319	10,319	—	—	10,319
Class C	10,328	—	—	10,328	10,328	—	—	10,328

Total Sponsor’s Units	20,647	—	—	20,647	20,647	—	—	20,647

(1) Units issued on April 1, 2007.

(2) Units issued on June 1, 2007.

See notes to financial statements.

ML ASPECT FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENT OF CHANGES IN MEMBERS’ CAPITAL

For the nine months ended September 30, 2007 and 2006

(unaudited)

	Members’ Capital December 31, 2005	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital September 30, 2006	Members’ Capital December 31, 2006	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital September 30, 2007
Class A	$2,233,102	$7,222,078	$(513,695)	$(225,250)	$8,716,235	$16,089,634	$6,098,041	$(941,686)	$534,687	$21,780,676
Class C	16,664,400	45,698,508	(1,860,421)	(1,675,645)	58,826,842	72,750,991	30,952,246	(9,632,643)	1,537,567	95,608,161
Class D	5,186,047	13,568,899	(4,979,747)	(490,544)	13,284,655	16,414,106	7,675,895	(2,159,382)	416,579	22,347,198
Class I	6,299,150	4,343,852	(78,761)	(15,195)	10,549,047	14,198,284	3,473,207	(3,262,740)	522,598	14,931,349
Class D-SM(1)	—	—	—	—	—	—	13,154,375	(269,068)	932,232	13,817,539
Class D-TF(2)	—	—	—	—	—	—	116,922,599	(12,262,287)	(2,822,354)	101,837,958

Total Members’ Interests	$30,382,699	$70,833,337	$(7,432,624)	$(2,406,634)	$91,376,779	119,453,015	$178,276,363	$(28,527,806)	$1,121,309	$270,322,881

Class A	$11,001	$—	$—	$57	$11,058	$12,035	$—	$—	$292	$12,327
Class C	10,953	—	—	(27)	10,926	11,870	—	—	198	12,068

Total Sponsor’s Interest	$21,954	$—	$—	$30	$21,984	$23,905	$—	$—	$490	$24,395

Total Members’ Capital	$30,404,653	$70,833,337	$(7,432,624)	$(2,406,604)	$91,398,762	$119,476,920	$178,276,363	$(28,527,806)	$1,121,799	$270,347,276

(1) Units issued on April 1, 2007.

(2) Units issued on June 1, 2007.

See notes to financial statements.

ML ASPECT FUTURESACCESS LLC

(a Delaware Limited Liability Company)

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of ML Aspect FuturesAccess LLC (the “Fund”) as of September 30, 2007, and the results of its operations for the three and nine months ended September 30, 2007 and 2006.  However, the operating results for the interim periods may not be indicative of the results for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been omitted.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Fund’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2006.  Class D-SM commenced trading on April 1, 2007. Class D-TF commenced trading on June 1, 2007. Class D-SM Units pay Aspect Capital Management Limited (“Aspect”), annual management fees of 2.00 % of the Class’ average month-end net assets. The Class pays performance fees at 20% of any New Trading Profit, as defined.  Class D-TF is allocated annual management fees of 1.50% of the Class’ average month-end net assets. The Class pays performance fees at 15% of any New Trading Profit, as defined. Class D-SM and Class D-TF Units are not allocated any sponsor fees.

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

At September 30, 2007 the Net Asset Values of the different Classes of Units are as follows:

	Net Asset Value			Net Asset Value per Unit
	All Other Purposes	Financial Reporting	Number of Units	All Other Purposes	Financial Reporting
Class A	$21,793,688	$21,793,003	18,246,185	$1.1944	$1.1944
Class C	95,628,925	95,620,229	81,843,576	1.1684	1.1683
Class D	22,352,116	22,347,198	17,800,492	1.2557	1.2554
Class I	14,939,247	14,931,349	12,403,951	1.2044	1.2038
Class D-SM	13,817,539	13,817,539	10,992,451	1.2570	1.2570
Class D-TF	101,837,958	101,837,958	81,567,203	1.2485	1.2485
	$270,369,473	$270,347,276	222,853,858

At December 31, 2006 the Net Asset Values of the different Classes of Units are as follows:

	Net Asset Value			Net Asset Value per Unit
	All Other Purposes	Financial Reporting	Number of Units	All Other Purposes	Financial Reporting
Class A	$16,103,372	$16,101,669	13,808,907	$1.1662	$1.1660
Class C	72,777,781	72,762,861	63,324,074	1.1493	1.1491
Class D	16,419,981	16,414,107	13,531,909	1.2134	1.2130
Class I	14,206,983	14,198,283	12,118,637	1.1723	1.1716
	$119,508,117	$119,476,920	102,783,527

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

The Sponsor of the Fund, Merrill Lynch Alternative Investments LLC (“MLAI”), has procedures in place intended to control market risk exposure, although there can be no assurance that they will, in fact, succeed in doing so.  These procedures focus primarily on monitoring the trading of Aspect, calculating the Net Asset Value of the Fund as of the close of business on each day and reviewing outstanding positions for over-concentrations.  While MLAI does not intervene in the markets to hedge or diversify the Fund’s market exposure, MLAI may urge Aspect to reallocate positions in an attempt to avoid over-concentrations.  However, such interventions are expected to be unusual.  It is expected that MLAI’s basic risk control procedures will consist simply of the ongoing process of advisor monitoring, with the market risk controls being applied by Aspect.

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

4.     RECENT ACCOUNTING PRONOUNCEMENT

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

Class A

	Jan.	Feb.	Mar.	Apr.	May	Jun.	Jul.	Aug.	Sept.
2006	$1.0832	$1.0733	$1.1176	$1.1701	$1.1235	$1.1246	$1.0782	$1.0669	$1.0714
2007	$1.1952	$1.1332	$1.1134	$1.1604	$1.2217	$1.2604	$1.2019	$1.1348	$1.1944

Class C

	Jan.	Feb.	Mar.	Apr.	May	Jun.	Jul.	Aug.	Sept.
2006	$1.0768	$1.0662	$1.1093	$1.1595	$1.1115	$1.1131	$1.0663	$1.0543	$1.0579
2007	$1.1769	$1.1150	$1.0946	$1.1399	$1.1991	$1.2361	$1.1777	$1.1102	$1.1684

Class D

	Jan.	Feb.	Mar.	Apr.	May	Jun.	Jul.	Aug.	Sept.
2006	$1.1148	$1.1086	$1.1563	$1.2076	$1.1546	$1.1599	$1.1142	$1.1039	$1.1100
2007	$1.2452	$1.1823	$1.1631	$1.2137	$1.2795	$1.3217	$1.2620	$1.1901	$1.2557

Class I

	Jan.	Feb.	Mar.	Apr.	May	Jun.	Jul.	Aug.	Sept.
2006	$1.0786	$1.0690	$1.1139	$1.1664	$1.1231	$1.1270	$1.0815	$1.0705	$1.0754
2007	$1.2019	$1.1402	$1.1206	$1.1683	$1.2304	$1.2699	$1.2113	$1.1442	$1.2044

Class D-SM

	Jan.	Feb.	Mar.	Apr.	May	Jun.	Jul.	Aug.	Sept.
2006	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
2007	N/A	N/A	1.1631	$1.2137	$1.2795	$1.3217	$1.2614	$1.1920	$1.2570

Class D-TF

	Jan.	Feb.	Mar.	Apr.	May	Jun.	Jul.	Aug.	Sept.
2006	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
2007	N/A	N/A	N/A	N/A	$1.2795	$1.3245	$1.2568	$1.1828	$1.2485

Performance Summary

January 1, 2007 to September 30, 2007

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

July 1, 2007 to September 30, 2007

The Fund posted losses for the quarter with energy, agriculture, and the currency sectors posting gains, while metals, stock indices and the interest rate sectors posted losses.

The energy sector posted profits for the Fund. Profits were posted to the Fund at the beginning of the quarter and at the quarter’s end due to the Fund’s long positions in crude oil as prices in the commodity struck all time highs.

The agricultural sector posted profits for the Fund. Losses were posted to the Fund at the beginning of the quarter with the worst losses seen in the cocoa contracts. Losses continued to be posted to the Fund mid-quarter only to be offset with profits at the end of the quarter. The long positions in soy beans and wheat produced the biggest gains for the Fund as the quarter ended.

The currency sector posted profits for the Fund. At the beginning of the quarter losses were posted to the Fund due to the long positions in the U.S. dollar versus the Japanese yen. The reduction in risk appetite was particularly visible in some currency markets mid-quarter as long-held carry trade positions reversed resulting in losses for the Fund due to the New Zealand dollar versus the U.S. dollar and the U.S. dollar versus the Japanese yen positions. Profits were posted to the Fund at the end of the quarter due to the depreciation of the U.S. currency amid a stream of weak economic data releases from the U.S.  The Euro versus the U.S. dollar long positions and the short positions in the U.S. dollar versus the Canadian dollar trades also contributed to the Fund’s profits.

The metals sector posted losses for the Fund. Long positions in metals finished profitably at the beginning of the quarter as prices generally rose across the sector. However, suppressed by inventory increases and concerns over U.S. demand, prices were pushed down posting losses to the Fund mid-quarter through the end of the quarter.

The stock indices sector posted losses for the Fund. Concerns of significant sub-prime related losses at the beginning of the quarter caused equities to be sold off sharply, hurting the Fund’s long exposure to the stock indices sector. Conditions were also volatile in the global equity markets mid-quarter as some stock indices had fallen to their lowest levels of the year. Hong Kong’s Hang Seng stock exchange long positions aided the stock indices sector as equities generally rallied at the end of the quarter posting profits for the Fund.

The interest rate sector posted losses for the Fund. The quarter began with losses being posted to the Fund due to bonds being the worst performing sector for the Fund after prices rallied on rising concerns over the quality of the credit markets. The downgrading of substantial quantities of mortgage-backed securities, the collapse of two Bear Stearns funds and further concerns of significant sub-prime related losses fuelled a flight to quality.  A long position in the interest rate model was not enough to offset losses incurred mid-quarter. Short position in the British sterling was the major drag on performance as prices rallied against the Fund’s short position

January 1, 2006 to September 30, 2006

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

The agriculture sector was not profitable for the Fund. Losses were posted at the beginning of the quarter as cocoa prices continued the bullish trend from June but long positions were then hit by a large fall. However, mid—quarter soybean short positions and Robusta coffee long positions posted gains. Due to market volatility the quarter ended posting losses for the sector.

The energy sector was not profitable for the Fund. Crude oil prices rose at the beginning of the quarter however, a sharp reversal in oil price movements, combined with a rapid rise in natural gas prices posted losses. Long positions mid—quarter suffered losses as fears surrounding the U.S. hurricane season, the closure of Prudhoe Bay and the Israeli—Lebanese conflict begin to fade. Gains were posted at quarter’s end as the U.S. dollar strengthened, oil prices weakened and fears that a global economic slowdown would hamper the commodities rally. However, the gains were not enough to offset the losses.

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

Quantifying The Fund’s Trading Value At Risk

Quantitative Forward—Looking Statements

The following quantitative disclosures regarding the Fund’s market risk exposures contain “forward—looking statement” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934).  All quantitative disclosures in this section are deemed to be forward—looking statements for purposes of the safe harbor, except for statements of historical fact.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Fund’s open positions by market category for the fiscal period. For the nine months ended September 30, 2007 and 2006, the Fund’s average Month-end Net Asset Value for all other purposes was approximately $191,440,739 and $58,120,887 respectively.

		September 30, 2007
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$346,758	0.18%	$1,761,496	$43,237
Currencies	1,314,157	0.69%	7,087,844	73,826
Energy	599,489	0.31%	3,744,551	13,104
Interest Rates	17,804,919	9.30%	34,849,043	11,027,335
Metals	608,470	0.32%	2,665,713	54,595
Stock Indices	942,645	0.49%	1,964,200	94,753

TOTAL	$21,616,438	11.29%	$52,072,847	$11,306,850

		September 30, 2006
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$68,048	0.12%	$168,050	$39,343
Currencies	239,309	0.41%	881,337	72,304
Energy	124,721	0.21%	405,978	10,048
Interest Rates	6,351,675	10.93%	11,709,651	1,094,608
Metals	134,884	0.23%	495,831	25,273
Stock Indices	385,601	0.66%	1,586,854	30,090

TOTAL	$7,304,238	12.56%	$15,247,701	$1,271,666

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

	Subscription
CLASS A	Amount	Units	NAV(1)
Jan-07	$2,011,848	1,725,131	$1.1662
Feb-07	773,165	646,892	1.1952
Mar-07	645,431	569,565	1.1332
Apr-07	866,760	778,480	1.1134
May-07	897,005	773,080	1.1603
Jun-07	391,946	320,820	1.2217
Jul-07	246,820	195,827	1.2604
Aug-07	38,998	32,447	1.2019
Sep-07	226,068	199,214	1.1348
Oct-07	42,899	35,917	1.1944

	Subscription
CLASS C	Amount	Units	NAV(1)
Jan-07	$2,881,057	2,506,793	$1.1493
Feb-07	2,109,219	1,792,182	1.1769
Mar-07	4,306,212	3,862,073	1.1150
Apr-07	5,570,698	5,089,254	1.0946
May-07	2,988,684	2,621,883	1.1399
Jun-07	4,434,350	3,698,065	1.1991
Jul-07	4,472,218	3,618,007	1.2361
Aug-07	2,366,134	2,009,114	1.1777
Sep-07	1,823,674	1,642,654	1.1102
Oct-07	1,487,436	1,273,054	1.1684

	Subscription
CLASS D	Amount	Units	NAV(1)
Jan-07	$1,334,000	1,099,390	$1.2134
Feb07	—	—	1.2452
Mar-07	352,999	298,570	1.1823
Apr-07	—	—	1.1631
May-07	220,447	181,632	1.2137
Jun-07	5,768,449	4,508,362	1.2795
Jul-07	—	—	1.3217
Aug-07	—	—	1.2620
Sep-07	—	—	1.1901
Oct-07	—	—	1.2557

	Subscription
CLASS I	Amount	Units	NAV(1)
Jan-07	$94,948	80,993	$1.1723
Feb-07	35,999	29,952	1.2019
Mar-07	945,069	828,861	1.1402
Apr-07	568,449	507,272	1.1206
May-07	1,020,003	873,066	1.1683
Jun-07	147,168	119,610	1.2304
Jul-07	34,998	27,560	1.2699
Aug-07	256,895	212,082	1.2113
Sep-07	369,678	323,089	1.1442
Oct-07	—	—	1.2044

	Subscription
CLASS D-SM	Amount	Units	NAV(1)
Jan-07	$—	—	$ N/A
Feb-07	—	—	N/A
Mar-07	—	—	N/A
Apr-07	11,999,999	10,317,255	1.1631
May-07	—	—	1.2137
Jun-07	—	—	1.2795
Jul-07	913,488	691,146	1.3217
Aug-07	75,775	60,072	1.2614
Sep-07	165,113	138,518	1.1920
Oct-07	260,326	207,101	1.2570

	Subscription
CLASS D-TF	Amount	Units	NAV(1)
Jan-07	$—	—	$ N/A
Feb-07	—	—	N/A
Mar-07	—	—	N/A
Apr-07	—	—	N/A
May-07	—	—	N/A
Jun-07	116,922,599	91,381,476	1.2795
Jul-07	—	—	1.3245
Aug-07	—	—	1.2568
Sep-07	—	—	1.1828
Oct-07	—	—	1.2485

(1) Beginning of the month Net Asset Value for all other purposes

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

ML ASPECT FUTURESACCESS LLC

By: MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(Manager)

Date: November 14, 2007	By	/s/ ROBERT D. OLLWERTHER
Robert D. Ollwerther
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 14, 2007
	By	/s/ BARBRA E. KOCSIS
Chief Financial Officer
Barbra E. Kocsis
(Principal Financial and Accounting Officer)