Form 10-K
period 2007-12-31
ML Aspect FuturesAccess LLC
filed 2008-03-31
CIK 1309132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2007

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 0-51085

ML ASPECT FUTURESACCESS LLC

(Exact name of registrant as specified in its charter)

Delaware	20-1227650
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

c/o Merrill Lynch Alternative Investments LLC

Hopewell Corporate Campus, Building No. 2

1200 Merrill Lynch Drive – First Floor

Pennington, New Jersey 08534

(Address of principal executive offices)

Registrant’s telephone number, including area code:  (609) 274-5838

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

Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether registrant is a shell company (as defined by Rule 12b-2 of the Act).

Yes ☐   No ☒

The Units of limited liability company interest of the registrant are not publicly traded.  Accordingly, there is no aggregate market value for the registrant’s outstanding equity that is readily determinable.

As of January 31, 2008, units of limited liability company interest with an aggregate net asset value of $275,915,961 were outstanding and held by non-affiliates.

Documents Incorporated by Reference

The registrant’s 2007 Annual Report and Report of Independent Registered Public Accounting Firm, the annual report to security holders for the year ended December 31, 2007, is incorporated by reference into Part II, Item 8, and Part IV hereof and filed as an Exhibit herewith. Copies of the annual report are available free of charge by contacting Alternative Investments Client Services at 1-866-MER-ALTS.

ML ASPECT FUTURESACCESS LLC

ANNUAL REPORT FOR 2007 ON FORM 10-K

PART I

Item 1:          Business

(a)                             General Development of Business:

ML Aspect FuturesAccess LLC (the “Fund”) was organized under the Delaware Limited Liability Company Act on May 17, 2004 and commenced trading activities on April 1, 2005. The Fund issues new units of limited liability company interest (“Units”) at Net Asset Value per Unit (see Item 6 for discussion of net asset value and net asset value per unit for subscriptions and redemptions purposes hereinafter referred to as Net Asset Value and Net Asset Value per Unit for all other purposes) as of the beginning of each calendar month. The Fund engages in the speculative trading of futures, options on futures and forward contracts on a wide range of commodities. Aspect Capital Limited (“Aspect”) is the trading advisor of the Fund.

Merrill Lynch Alternative Investments LLC (“MLAI”) is the Sponsor (“Sponsor”) and Manager (“Manager”) of the Fund. MLAI is an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc. (“Merrill Lynch”).  Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”), a wholly-owned subsidiary of Merrill Lynch, is the Fund’s commodity broker.

As of December 31, 2007, the Net Asset Value of the Fund for all other purposes was $266,034,174 and the Net Asset Value per Unit for all other purposes was $1.2539 for Class A, $1.2235 for Class C, $1.3244 for Class D,  $1.2656 for Class I, $1.3245 for class D-SM and $1.3283 for Class D-TF.  The Capitalization and Net Asset Value per Unit for financial reporting purposes in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) was $266,014,974 and $1.2538 for Class A, $1.2234 for Class C, $1.3241 for Class D, $1.2649 for Class I, $1.3245 for Class D-SM and $1.3283 for Class D-TF.

The highest month-end Net Asset Value per Unit for all other purposes for Class A since Aspect began trading was $1.2622 (October 31st, 2007) and the lowest was $0.9690 (April 30, 2005).  The highest month-end Net Asset Value per Unit for all other purposes for Class C since Aspect began trading was $1.2361 (June 30, 2007) and the lowest was $0.9682 (April 30, 2005).  The highest month-end Net Asset Value per Unit for all other purposes for Class D since Aspect began trading was $1.3299 (October 31, 2007) and the lowest was $0.9702 (April 30, 2005).  The highest month-end Net Asset Value per Unit for all other purposes for Class I since Aspect began trading was $1.2732 (October 31, 2007) and the lowest was $0.9693 (April 30, 2005). The highest month-end Net Asset Value per Unit for all other purposes for Class D-SM since inception was $1.3300 (October 31, 2007) and the lowest was $1.1631 (March 30, 2007).  The highest month-end Net Asset Value per Unit for all other purposes for Class D-TF since inception was $1.3338 (October 31, 2007) and the lowest was $1.1828 (August 30, 2007).

(b)                                 Financial Information about Segments:

The Fund’s business constitutes only one segment for financial reporting purposes, i.e., a speculative “commodity pool.” The Fund does not engage in sales of goods or services.

(c)                                  Narrative Description of Business:

Trading Advisor’s Trading Model

The Fund and MLAI have entered into an advisory agreement with Aspect whereby Aspect will trade in the international futures and forwards markets pursuant to the Aspect Diversified Program (the “Trading Model”).

The Trading Model, which Aspect has traded since December 1, 1998, is a broadly diversified global trading system that deploys multiple trading securities that seek to identify and exploit directional moves in market behavior of a broad range of global financial instruments including (but not limited to) bonds, currencies, interest rates, equities, equity indices, debt securities, selected physical commodities and derivatives. Its investment objective is the generation of significant medium-term capital growth independent of overall movements in traditional stock and bond markets within a risk management framework. By maintaining comparatively small exposure to any individual market, the aim is to achieve real diversification. The Trading Model seeks to maintain positions in a variety of markets. Market concentration varies according to the strength of signals, volatility and liquidity, amongst other factors.

The core objectives of the Trading Model are to: (i) produce strong medium-term capital appreciation, that is appreciation over the course of approximately 3 to 5 years; (ii) seek and exploit profit opportunities in both rising and falling markets using a quantitative and systematic investment process; (iii) provide diversification away from overall movements in traditional investment portfolios; and (iv) minimize risk by operating in a diverse range of markets and sectors using an investment process involving pre-defined and monitored risk limits and determines market exposure in accordance with factors including (but not limited to) market correlation, volatility, liquidity and the cost of market access.

The Trading Model uses an automated system to collect, process and analyze market data (including current and historical price data and identify and exploit directional moves (or ‘trends’) in market behavior, trading across a variety of frequencies to exploit trends over a range of timescales. Positions are taken according to the aggregate signal and are adjusted to control risk.

The Trading Model is not applied by Aspect with any pre-determined preference for any market. Rather, allocations to individual markets depend upon an analysis of a range of factors which may include liquidity, correlation and cost of trading. Allocations are currently made on a long-term average risk basis which takes into account varying levels of market volatility and intra-market correlation. These allocations are subject to regular review and may change from time to time at Aspect’s discretion.

A fundamental principle of Aspect’s investment approach is the importance of a risk management framework. Aspect employs a value-at-risk methodology and other risk management procedures to monitor the risk of the Trading Model within pre-defined guidelines. Additionally, Aspect has developed mechanisms to provide that risk is controlled at both an individual market and portfolio level.

Aspect retains the right to develop and make changes to the Trading Model as its sole discretion, including (without limitation) the incorporation of new markets, instruments, strategies and assets classes into the Trading Model.

Employees

The Fund has no employees.

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

Market Sectors

Aspect trading involves the speculative trading of over-the-counter forward contracts and exchange traded futures contracts, although the percentage of the Fund’s assets allocated to either class of contracts will vary from time to time.

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

Cash Assets

The Fund will generally earn interest, as described below, on its “Cash Assets”, which can be generally described as the cash actually held by the Fund plus its “open trade equity” (unrealized gain and loss marked to market daily on open positions).   Cash Assets are held primarily in U.S. dollars, and to a lesser extent in foreign currencies, and are comprised of the Fund’s cash balances held in the offset accounts (as described below) – which include “open trade equity” (unrealized gain and loss on open positions) on United States futures contracts, which is paid into or out of the Fund’s account on a daily basis; the Fund’s cash balances in foreign currencies derived from its trading in non-U.S. dollar denominated futures and options contracts, which includes open trade equity on those exchanges which settle gains and losses on open positions in such contracts prior to closing out such positions.  Cash Assets do not include and the Fund does not earn interest income on the Fund’s gains or losses on its open forward, commodity option and certain foreign futures positions since such gains and losses are not collected or paid until such positions are closed out.

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

Charges

The following table summarizes the charges incurred by the Fund for the years ended December 31, 2007, December 31, 2006 and for the period April 1, 2005 (commencement of operations) to December 31, 2005.

	2007		2006		2005
Charges	Dollar Amount	% of Average Month-End Net Assets (non GAAP)	Dollar Amount	% of Average Month-End Net Assets (non GAAP)	Dollar Amount	% of Average Month-End Net Assets (non GAAP)

Other Expenses	$677,494	0.32%	$663,356	0.95%	$93,442	0.47%
Sponsor fees	2,781,129	1.33%	1,358,328	1.95%	230,699	1.16%
Management fees	4,139,254	1.98%	1,479,278	2.13%	318,128	1.60%
Performance fees	2,038,070	0.97%	1,416,045	2.04%	422,270	2.13%
Total	$9,635,947	4.60%	$4,917,007	7.07%	$1,064,539	5.36%

The foregoing table does not reflect the bid-ask spreads paid by the Fund on its forward trading, or the benefits which may be derived by Merrill Lynch from the deposit of certain of the Fund’s U.S. dollar assets maintained at MLPF&S.

The Fund’s average month-end Net Assets for all other purposes during 2007, 2006 and 2005 equaled $209,511,078, $69,564,476 and $19,845,219, respectively.

During 2007, the Fund earned $10,674,137, in interest income, or approximately 5.09% of the Fund’s average month-end Net Assets for other reporting purposes. During 2006, the Fund earned $3,456,878 in interest income, or approximately 4.97% of the Fund’s average month-end Net Assets for other reporting purposes.  During 2005, the Fund earned $523,605 in interest income, or approximately 2.638% of the Fund’s average net assets.

Description of Current Charges

Recipient	Nature of Payment	Amount of Payment

MLPF&S	Brokerage Commissions

During 2007, 2006 and 2005 the average round-turn (each purchase and sale or sale and purchase of a single futures contract) rate of the Fund’s Brokerage Commissions was approximately $9.92, $12.13 and $9.44 respectively.

MLPF&S	Use of assets	Merrill Lynch may derive an economic benefit from the deposit of certain of the Fund’s U.S. dollar assets in accounts maintained at MLPF&S.

Merrill Lynch and MLPF&S	Sponsor Fees

A flat-rate monthly charge of 0.125 of 1% (1.50% annual rate) on Class A units, flat-rate monthly charge of 0.2083 of 1% (2.50% annual rate) on Class C units, a flat-rate monthly charge of 0.0917 of 1% (1.10% annual rate) on Class I units (including the monthly interest credit and before reduction for accrued month-end redemptions, distributions,  management fees or performance fees, in each case as of the end of the month of determination).  Class D, D-SM and D-TF do not pay Sponsor Fees.

MLPF&S	Sales Commissions

Class A Units are subject to a sales commission paid to Merrill Lynch ranging from 1.0% to 2.5%. Class D, D-SM, D-TF and Class I Units are subject to sales commissions up to 0.5%. The rate assessed to a given subscription is based upon the subscription amount. Sales commissions are directly deducted from subscription amounts. Class C Units are not subject to any sales commissions.

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

20% of any New Trading Profits, as defined, generated by the Fund and allocated for Classes A, C, I, D and D-SM and 15% of any New Trading Profits, as defined, generated by the Fund and allocated for Class D-TF as a whole as of the end of each calendar year. MLAI receives 25% of the performance fees.

Aspect	Management fees	A flat-rate monthly net charge of 0.1667 of 1% of the Fund’s month-end net assets (a 2% annual rate). MLAI receives 25% of the management fees.

Others	Operating expense of Fund including audit, legal and tax services	Actual payments to third parties.

MLAI	Ongoing Offering Costs Reimbursed	Actual costs incurred.

Regulation

MLAI, Aspect and MLPF&S are each subject to regulation by the CFTC and the National Futures Association (“NFA”).  Other than in respect of the registration requirements pertaining to the Fund’s securities under Section 12(g) of the Securities Exchange Act of 1934, the Fund is generally not subject to regulation by the Securities and Exchange Commission (the “SEC”).  However, MLAI itself is registered as an “investment advisor” under the Investment Advisors Act of 1940.  MLPF&S is also regulated by the SEC and the Financial Industry Regulatory Authority (the “FINRA”).

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

Trading Advisor Risk

The Fund is subject to the risk of the bad judgment, negligence or misconduct of its trading advisor.  There have been a number of instances in recent years in which private investment funds have incurred substantial losses due trading advisor misconduct.

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

Trading on Non-U.S. Exchanges

The trading advisor may trade extensively on non-U.S. exchanges.  These exchanges are not regulated by any United States governmental agency.  The Fund could incur substantial losses trading on foreign exchanges to which it would not have been subject had its trading advisor limited its trading to U.S. markets.

The profits and losses derived from trading foreign futures and options will generally be denominated in foreign currencies; consequently, the Fund will be subject to a certain degree of exchange-rate risk in trading such contracts.

The Fund Could Lose Assets and Have Its Trading Disrupted Due to the Bankruptcy of One of the Parties.

The Fund is subject to the risk of insolvency of counterparty, an exchange, a clearinghouse or MLPF&S. Fund assets could be lost or impounded during lengthy bankruptcy proceedings. Were a substantial portion of the Fund’s capital tied up in a bankruptcy, MLAI might suspend or limit trading, perhaps causing the Fund to miss significant profit opportunities. There are increased risks in dealing with unregulated trading counterparties including the risk that assets may not benefit from the protection afforded to “customer funds” deposited with regulated dealers and brokers.

Item 1B: Unresolved Staff Comments

                                                                                                Not applicable.

Item 2:          Properties

The Fund does not use any physical properties in the conduct of its business.

The Fund’s administrative offices are the administrative offices of MLAI (Merrill Lynch Alternative Investments LLC, Hopewell Corporate Campus, 1200 Merrill Lynch Drive – First Floor, Pennington, New Jersey 08534).  MLAI performs administrative services for the Fund from MLAI’s offices.

Item 3:          Legal Proceedings

None.

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

(b)                                 Holders:

As of December 31, 2007, there were 3, 204 holders of Units, including MLAI.

(c)                                  Dividends:

MLAI has not made and does not contemplate making any distributions on the Units.

(d)                                 Securities Authorized for Issuance Under Equity Compensation Plans:

Not applicable.

(e)           Recent Sales of Unregistered Securities:

Issuance to accredited investors pursuant to Regulation D and Section 4(6) under the Securities Act. The selling agent of the following Class of Units was MLPF&S.

CLASS A

	Subscription
	Amount	Units	NAV(1)
Jan-07	$2,011,848	1,725,131	$1.1662
Feb-07	773,165	646,892	1.1952
Mar-07	645,431	569,565	1.1332
Apr-07	866,760	778,480	1.1134
May-07	897,005	773,080	1.1603
Jun-07	391,946	320,820	1.2217
Jul-07	246,820	195,827	1.2604
Aug-07	38,998	32,447	1.2019
Sep-07	226,068	199,214	1.1348
Oct-07	42,899	35,917	1.1944
Nov-07	175,184	138,792	1.2622
Dec-07	114,073	93,098	1.2253
Jan-08	59,360	47,340	1.2539
Feb-08	204,746	155,807	1.3141

CLASS C

	Subscription
	Amount	Units	NAV(1)
Jan-07	$2,881,057	2,506,793	$1.1493
Feb-07	2,109,219	1,792,182	1.1769
Mar-07	4,306,212	3,862,073	1.1150
Apr-07	5,570,698	5,089,254	1.0946
May-07	2,988,684	2,621,883	1.1399
Jun-07	4,434,350	3,698,065	1.1991
Jul-07	4,472,218	3,618,007	1.2361
Aug-07	2,366,134	2,009,114	1.1777
Sep-07	1,823,674	1,642,654	1.1102
Oct-07	1,487,436	1,273,054	1.1684
Nov-07	1,918,259	1,554,883	1.2337
Dec-07	1,092,837	913,285	1.1966
Jan-08	987,828	807,379	1.2235
Feb-08	1,071,005	835,939	1.2812

CLASS D

	Subscription
	Amount	Units	NAV(1)
Jan-07	$1,334,000	1,099,390	$1.2134
Feb-07	—	—	1.2452
Mar-07	352,999	298,570	1.1823
Apr-07	—	—	1.1631
May-07	220,447	181,632	1.2137
Jun-07	5,768,449	4,508,362	1.2795
Jul-07	—	—	1.3217
Aug-07	—	—	1.2620
Sep-07	—	—	1.1901
Oct-07	—	—	1.2557
Nov-07	—	—	1.3299
Dec-07	—	—	1.2926
Jan-08	—	—	1.3244
Feb-08	—	—	1.3989

CLASS I

	Subscription
	Amount	Units	NAV(1)
Jan-07	$94,948	80,993	$1.1723
Feb-07	35,999	29,952	1.2019
Mar-07	945,069	828,861	1.1402
Apr-07	568,449	507,272	1.1206
May-07	1,020,003	873,066	1.1683
Jun-07	147,168	119,610	1.2304
Jul-07	34,998	27,560	1.2699
Aug-07	256,895	212,082	1.2113
Sep-07	369,678	323,089	1.1442
Oct-07	—	—	1.2044
Nov-07	—	—	1.2732
Dec-07	418,648	338,630	1.2363
Jan-08	45,535	35,979	1.2656
Feb-08	492,498	371,192	1.3268

CLASS D-SM

	Subscription
	Amount	Units	NAV(1)
Jan-07	$—	—	$ N/A
Feb-07	—	—	N/A
Mar-07	—	—	N/A
Apr-07	11,999,999	10,317,255	1.1631
May-07	—	—	1.2137
Jun-07	—	—	1.2795
Jul-07	913,488	691,146	1.3217
Aug-07	75,775	60,072	1.2614
Sep-07	165,113	138,518	1.1920
Oct-07	260,326	207,101	1.2570
Nov-07	—	—	1.3300
Dec-07	3,327,883	2,574,366	1.2927
Jan-08	1,404,330	1,060,272	1.3245
Feb-08	1,137,736	818,574	1.3899

CLASS D-TF

	Subscription
	Amount	Units	NAV(1)
Jan-07	$—	—	$ N/A
Feb-07	—	—	N/A
Mar-07	—	—	N/A
Apr-07	—	—	N/A
May-07	—	—	N/A
Jun-07	116,922,599	91,381,476	1.2795
Jul-07	—	—	1.3245
Aug-07	—	—	1.2568
Sep-07	—	—	1.1828
Oct-07	—	—	1.2485
Nov-07	—	—	1.3338
Dec-07	—	—	1.2912
Jan-08	—	—	1.3283
Feb-08	—	—	1.3982

(1) Beginning of the month Net Asset Value for all other purposes

Class A Units are subject to a sales commission paid to Merrill Lynch ranging from 1.0% to 2.5%. Class D, Class D-SM, Class D-TF and Class I Units are subject to sales commissions up to 0.5%. The rate assessed to a given subscription is based upon the subscription amount. Sales commissions are directly deducted from subscription amounts. Class C Units are not subject to any sales commissions.

Item 5(b)

Not applicable.

Item 5(c)

Not applicable.

Item 6:   Selected Financial Data

The following selected financial data has been derived from the financial statements of the Fund.

Statement of Income	For the year ended December 31, 2007	For the year ended December 31, 2006	For the Period April 1, 2005 (1) to December 31, 2005

Trading profit (loss)
Realized	$12,040,023	$3,685,911	$1,461,386
Change in unrealized	3,857,805	4,871,886	638,884
Brokerage commissions	(1,052,707)	(364,137)	(87,681)
Total trading profits	14,845,121	8,193,660	2,012,589

INVESTMENT INCOME:
Interest	10,674,137	3,456,878	523,605

EXPENSES:
Management fee	4,139,254	1,479,278	318,128
Sponsor fee	2,781,129	1,358,328	230,699
Performance fee	2,038,070	1,416,045	422,270
Other	665,497	663,356	93,442
Total expenses	9,623,950	4,917,007	1,064,539

NET INVESTMENT INCOME (LOSS)	1,050,187	(1,460,129)	(540,934)

NET INCOME	$15,895,308	$6,733,531	$1,471,655

(1) Commencement of Operations

Balance Sheet Data	December 31, 2007	December 31, 2006	December 31, 2005

Members’ Capital	$266,014,974	$119,476,920	$30,404,653
Net Asset Value per Class A Unit	$1.2538	$1.1660	$1.0638
Net Asset Value per Class C Unit	$1.2234	$1.1491	$1.0584
Net Asset Value per Class D Unit	$1.3241	$1.2130	$1.0935
Net Asset Value per Class I Unit	$1.2649	$1.1716	$1.0590
Net Asset Value per Class D-SM Unit	$1.3245
Net Asset Value per Class D-TF Unit	$1.3283

For financial reporting purposes, in conformity with U.S. GAAP, the Fund deducted the total initial offering costs payable to MLAI at inception from Members’ Capital for purposes of determining Net Asset Value. For all other purposes, including computing Net Asset Value for purposes of member subscription and redemption activity, such payment is amortized over 60 months. Consequently, as of December 31, 2007 and 2006, the Net Asset Value and Net Asset Value per Unit of the different Classes for financial reporting purposes and for all other purposes are as follows:

December 31, 2007

	Net Asset Value			Net Asset Value per Unit
	All Other Purposes	Financial Reporting	Number of Units	All Other Purposes	Financial Reporting
Class A	$22,441,846	$22,441,404	17,898,315	$1.2539	$1.2538
Class C	96,877,717	96,871,359	79,180,594	1.2235	1.2234
Class D	21,588,645	21,583,979	16,300,492	1.3244	1.3241
Class I	14,381,886	14,374,152	11,363,798	1.2656	1.2649
Class D-SM	18,235,954	18,235,954	13,768,122	1.3245	1.3245
Class D-TF	92,508,126	92,508,126	69,643,298	1.3283	1.3283
	$266,034,174	$266,014,974	208,154,619

December 31, 2006

	Net Asset Value			Net Asset Value per Unit
	All Other Purposes	Financial Reporting	Number of Units	All Other Purposes	Financial Reporting
Class A	$16,103,372	$16,101,669	13,808,907	$1.1662	$1.1660
Class C	72,777,781	72,762,861	63,324,074	1.1493	1.1491
Class D	16,419,981	16,414,107	13,531,909	1.2134	1.2130
Class I	14,206,983	14,198,283	12,118,637	1.1723	1.1716
	$119,508,117	$119,476,920	102,783,527

MLAI believes that the Net Asset Value used to calculate subscription and redemption value and report performance to investors throughout the year is the most valuable information to the Members of the Fund. Therefore, the charts below referencing Net Asset Value and performance measurements are based on the Net Asset Value for all other purposes.

MONTH-END NET ASSET VALUE PER INITIAL UNIT - CLASS A

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2005	n/a	n/a	n/a	$0.9690	$1.0071	$1.0401	$1.0206	$1.0532	$1.0499	$1.0320	$1.0727	$1.0660

2006	$1.0832	$1.0733	$1.1176	$1.1701	$1.1235	$1.1246	$1.0782	$1.0669	$1.0714	$1.1159	$1.1183	$1.1662
2007	$1.1952	$1.1332	$1.1134	$1.1604	$1.2217	$1.2604	$1.2019	$1.1348	$1.1944	$1.2622	$1.2253	$1.2539

MONTH-END NET ASSET VALUE PER INITIAL UNIT - CLASS C

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2005	n/a	n/a	n/a	$0.9682	$1.0054	$1.0376	$1.0206	$1.0521	$1.0485	$1.0284	$1.0685	$1.0605

2006	$1.0768	$1.0662	$1.1093	$1.1595	$1.1115	$1.1131	$1.0663	$1.0543	$1.0579	$1.1008	$1.1025	$1.1493
2007	$1.1769	$1.1150	$1.0946	$1.1399	$1.1991	$1.2361	$1.1777	$1.1102	$1.1684	$1.2337	$1.1966	$1.2235

MONTH-END NET ASSET VALUE PER INITIAL UNIT - CLASS D

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2005	n/a	n/a	n/a	$0.9702	$1.0096	$1.0447	$1.0308	$1.0655	$1.0663	$1.0496	$1.0935	$1.0957
2006	$1.1148	$1.1086	$1.1563	$1.2076	$1.1546	$1.1599	$1.1142	$1.1039	$1.1100	$1.1575	$1.1618	$1.2134
2007	$1.2452	$1.1823	$1.1631	$1.2137	$1.2795	$1.3217	$1.2620	$1.1901	$1.2557	$1.3299	$1.2926	$1.3244

MONTH-END NET ASSET VALUE PER INITIAL UNIT - CLASS I

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2005	n/a	n/a	n/a	$0.9693	$1.0078	$1.0417	$1.0188	$1.0520	$1.0442	$1.0268	$1.0674	$1.0611

2006	$1.0786	$1.0690	$1.1139	$1.1664	$1.1231	$1.1270	$1.0815	$1.0705	$1.0754	$1.1204	$1.1235	$1.1723
2007	$1.2019	$1.1402	$1.1206	$1.1683	$1.2304	$1.2699	$1.2113	$1.1442	$1.2044	$1.2732	$1.2363	$1.2656

MONTH-END NET ASSET VALUE PER INITIAL UNIT - CLASS D-SM

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2006	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a
2007	n/a	n/a	$1.1631	$1.2137	$1.2795	$1.3217	$1.2614	$1.1920	$1.2570	$1.3300	$1.2927	$1.3245

MONTH-END NET ASSET VALUE PER INITIAL UNIT - CLASS D-TF

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2006	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a
2007	n/a	n/a	n/a	n/a	$1.2795	$1.3245	$1.2568	$1.1828	$1.2485	$1.3338	$1.2912	$1.3283

Pursuant to CFTC policy, monthly performance is presented from April 1, 2005 (commencement of operations).

ML ASPECT FUTURESACCESS LLC

(CLASS A UNITS) (5)

December 31, 2007

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: April 2005

Aggregate Subscriptions:    $22,594,451

Current Capitalization:   $22,441,846

Worst Monthly Drawdown(2):  (5.59)% (August 2007)

Worst Peak-to-Valley Drawdown(3):  (10.49)%  (July – August 2007)

Net Asset Value per Unit for Class A, December 31, 2007:   $1.2539

Monthly Rates of Return-Class A (4)

Month	2007	2006	2005
January	2.49%	1.62%	—
February	(5.19)	(0.91)	—
March	(1.75)	4.12	—
April	4.22	4.70	(3.10)%
May	5.29	(3.98)	3.93
June	3.17	0.10	3.28
July	(4.64)	(4.13)	(1.88)
August	(5.59)	(1.05)	3.19
September	5.26	0.43	(0.31)
October	5.67	4.15	(1.70)
November	(2.93)	0.22	3.94
December	2.33	4.28	(0.63)
Compound Annual Rate of Return	7.52%	9.40%	6.59%

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

(4) Monthly Rate of Return is the net performance of the Fund during the month of determination (including interest income and after all expenses have been accrued or paid) divided by the total capital of the Fund as of the beginning of such month.

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit for all other purposes.  The inception to date total return based on U.S. GAAP is 25.38%.

ML ASPECT FUTURESACCESS LLC

(CLASS C UNITS) (5)

December 31, 2007

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: April 2005

Aggregate Subscriptions:    $108,004,209

Current Capitalization:   $96,877,717

Worst Monthly Drawdown(2):  (5.73)% (August 2007)

Worst Peak-to-Valley Drawdown(3):  (10.18)%  (July – August 2007)

Net Asset Value per Unit for Class C, December 31, 2007:   $1.2235

Monthly Rates of Return-Class C (4)

Month	2007	2006	2005
January	2.40%	1.53%	—
February	(5.26)	(0.98)	—
March	(1.83)	4.04	—
April	4.13	4.52	-3.18%
May	5.20	(4.14)	3.85
June	3.08	0.15	3.20
July	(4.72)	(4.20)	(1.63)
August	(5.73)	(1.13)	3.09
September	5.24	0.34	(0.35)
October	5.59	4.06	(1.91)
November	(3.01)	0.15	3.90
December	2.25	4.24	(0.75)
Compound Annual Rate of Return	6.46%	8.37%	6.05%

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

(4) Monthly Rate of Return is the net performance of the Fund during the month of determination (including interest income and after all expenses have been accrued or paid) divided by the total capital of the Fund as of the beginning of such month.

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit for all other purposes.  The inception to date total return based on U.S. GAAP is 22.34%.

ML ASPECT FUTURESACCESS LLC

(CLASS D UNITS) (5)

December 31, 2007

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: April 2005

Aggregate Subscriptions:    $29,626,374

Current Capitalization:   $21,588,645

Worst Monthly Drawdown(2):  (5.69)% (August 2007)

Worst Peak-to-Valley Drawdown(3):  (10.14)%  (July – August 2007)

Net Asset Value per Unit for Class D, December 31, 2007:   $1.3244

Monthly Rates of Return-Class D (4)

Month	2007	2006	2005
January	2.61%	1.75%	—
February	(5.05)	(0.55)	—
March	(1.63)	4.30	—
April	4.35	4.44	-2.98%
May	5.42	(4.39)	4.06
June	3.30	0.46	3.48
July	(4.52)	(3.93)	(1.33)
August	(5.69)	(0.92)	3.36
September	5.51	0.55	0.08
October	5.91	4.28	(1.57)
November	(2.80)	0.37	4.18
December	2.46	4.45	0.20
Compound Annual Rate of Return	9.15%	10.74%	9.58%

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

(4) Monthly Rate of Return is the net performance of the Fund during the month of determination (including interest income and after all expenses have been accrued or paid) divided by the total capital of the Fund as of the beginning of such month.

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit for all other purposes.  The inception to date total return based on U.S. GAAP is 32.41%.

ML ASPECT FUTURESACCESS LLC

(CLASS I UNITS) (5)

December 31, 2007

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: April 2005

Aggregate Subscriptions:    $17,027,600

Current Capitalization:   $14,381,886

Worst Monthly Drawdown(2):  (5.54)%  (August 2007)

Worst Peak-to-Valley Drawdown(3):  (9.89)%  (July – August 2007)

Net Asset Value per Unit for Class I, December 31, 2007:   $1.2656

Monthly Rates of Return-Class I (4)

Month	2007	2006	2005
January	2.52%	1.65%	—
February	(5.14)	(0.89)	—
March	(1.72)	4.20	—
April	4.25	4.71	-3.07%
May	5.32	(3.71)	3.97
June	3.20	0.35	3.36
July	(4.61)	(4.04)	(2.20)
August	(5.54)	(1.02)	3.25
September	5.26	0.46	(0.74)
October	5.71	4.18	(1.66)
November	(2.89)	0.28	3.95
December	2.37	4.35	(0.59)
Compound Annual Rate of Return	7.95%	10.48%	6.10%

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

(4) Monthly Rate of Return is the net performance of the Fund during the month of determination (including interest income and after all expenses have been accrued or paid) divided by the total capital of the Fund as of the beginning of such month.

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit for all other purposes.  The inception to date total return based on U.S. GAAP is 26.49%.

ML ASPECT FUTURESACCESS LLC

(CLASS D-SM UNITS) (5)

December 31, 2007

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: April 2007

Aggregate Subscriptions:    $16,742,584

Current Capitalization:   $18,235,954

Worst Monthly Drawdown(2):  (5.50)%  (August 2007)

Worst Peak-to-Valley Drawdown(3):  (10.31)%  (July – August 2007)

Net Asset Value per Unit for Class D-SM, December 31, 2007:   $1.3245

Monthly Rates of Return-Class D-SM (4)

Month	2007
January
February
March
April	4.35%
May	5.42
June	3.30
July	(4.56)
August	(5.50)
September	5.45
October	5.81
November	(2.80)
December	2.46
Compound Annual Rate of Return	13.88%

(1) Certain Funds, including Funds sponsored by MLAI, are structured so as to guarantee to investors that their investment will be worth no less than a specified amount (typically, the initial purchase price) as of a date certain after the date of investment.  The CFTC refers to such Funds as “principal protected”.  The Fund has no such feature.

(2) Worst Monthly Drawdown represents the largest negative Monthly Rate of Return experienced since April 1, 2007 by the Fund; a drawdown is measured on the basis of month-end Net Asset Value only, and does not reflect intra-month figures.

(3) Worst Peak-to-Valley Drawdown represents the greatest percentage decline since April 1, 2007 from a month-end cumulative Monthly Rate of Return without such cumulative Monthly Rate of Return being equaled or exceeded as of a subsequent month-end.  For example, if the Monthly Rate of Return was -1% in each of January and February, 1% in March and -2% in April, the Peak-to-Valley Drawdown would still be continuing at the end of April in the amount of approximately -3%, whereas if the Monthly Rate of Return had been approximately 3% in March, the Peak-to-Valley Drawdown would have ended as of the end of February at approximately the -2% level.

(4) Monthly Rate of Return is the net performance of the Fund during the month of determination (including interest income and after all expenses have been accrued or paid) divided by the total capital of the Fund as of the beginning of such month.

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit for all other purposes.  The inception to date total return based on U.S. GAAP is 13.88%.

ML ASPECT FUTURESACCESS LLC

(CLASS D-TF UNITS) (5)

December 31, 2007

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: June 2007

Aggregate Subscriptions:    $116,922,598

Current Capitalization:   $92,508,126

Worst Monthly Drawdown(2):  (5.88)%  (August 2007)

Worst Peak-to-Valley Drawdown(3):  (11.29)%  (July – August 2007)

Net Asset Value per Unit for Class D-TF, December 31, 2007:   $1.3283

Monthly Rates of Return-Class D-TF (4)

Month	2007
January	—
February	—
March	—
April	—
May	—
June	3.25%
July	(5.11)
August	(5.88)
September	5.55
October	6.83
November	(3.20)
December	2.88
Compound Annual Rate of Return	3.81%

(1) Certain Funds, including Funds sponsored by MLAI, are structured so as to guarantee to investors that their investment will be worth no less than a specified amount (typically, the initial purchase price) as of a date certain after the date of investment.  The CFTC refers to such Funds as “principal protected”.  The Fund has no such feature.

(2) Worst Monthly Drawdown represents the largest negative Monthly Rate of Return experienced since June 1, 2007  by the Fund; a drawdown is measured on the basis of month-end Net Asset Value only, and does not reflect intra-month figures.

(3) Worst Peak-to-Valley Drawdown represents the greatest percentage decline since June 1, 2007 from a month-end cumulative Monthly Rate of Return without such cumulative Monthly Rate of Return being equaled or exceeded as of a subsequent month-end.  For example, if the Monthly Rate of Return was -1% in each of January and February, 1% in March and -2% in April, the Peak-to-Valley Drawdown would still be continuing at the end of April in the amount of approximately –3%, whereas if the Monthly Rate of Return had been approximately 3% in March, the Peak-to-Valley Drawdown would have ended as of the end of February at approximately the -2% level.

(4) Monthly Rate of Return is the net performance of the Fund during the month of determination (including interest income and after all expenses have been accrued or paid) divided by the total capital of the Fund as of the beginning of such month.

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit for all other purposes.  The inception to date total return based on U.S. GAAP is 3.81%.

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

Results of Operations/Performance Summary

This performance summary is an outline description of how the Fund performed in the past, not necessarily any indication of how it will perform in the future. In addition, the general causes to which certain price movements are attributed may or may not in fact have caused such movements, but simply occurred at or about the same time.

December 31, 2007

Total Trading
Profit (Loss)

Energy	$15,812,906
Agricultural Commodities	5,434,835
Currencies	2,485,689
Interest Rates	1,940,141
Stock Indices	(7,348,499)
Metals	(3,397,968)
14,927,104
Change in Brokerage Commissions Payable	(81,983)
$14,845,121

The Fund posted profits for the year with energy, agriculture, currency and interest rate sectors posting gains, while stock indices and the metals sectors posted losses.

The energy sector posted profits for the Fund. Short positions in oil posted gains for the Fund at the beginning of the year as oil prices continued to fall. Gains were offset by losses posted for the Fund through the end of first quarter as oil prices rallied against the Fund’s short positions driven by mounting geopolitical pressures. However, profits were posted at the beginning and at the end of the second quarter even through a difficult trading environment and weather conditions. Profits were posted to the Fund in the third quarter due to the Fund’s long positions in crude oil as prices in the commodity struck all time highs. The Fund’s long positions in oil continued to be profitable as the year ended due to a successful complex rally on the back of large draws on the U.S. inventories and geopolitical tensions.

The agricultural sector posted profits for the Fund. The agricultural market was soft at the beginning of the year which attributed to the difficult trading environment resulting in gains in the middle of the first quarter only. Losses were posted at the beginning and at the end of the first quarter as the price reversal in corn was a key element of the losses in the sector. Losses continued to be posted to the Fund at the beginning of the second quarter as cocoa prices reversed sharply against the Fund’s long positions along with corn and soybean as prices continued to slide on the release of the United States Department of Agriculture crop estimates for the 2007 planting season. Profits offset losses for the Fund mid to the end of the second quarter due to Fund’s long positions in soybeans after prices rocketed in the wake of a U.S. Department of Agriculture report that showed planted soybean acreage had fallen below earlier forecasts. Losses were posted to the Fund at the beginning of the third quarter due to losses in cocoa contracts which continued into the middle of the third quarter. The third quarter ended with profits posted to the Fund due to the long positions in soybeans and wheat producing the biggest gains for the Fund. Profits continued to be posted to the Fund as the year ended due to the Fund’s long positions in soybeans which was the strongest performer in the sector after prices hit a 34 year high on reports of low stockpiles.

The currency sector posted profits for the Fund. The year began with gains posted to the Fund due to the short positions of the sell off in the U.K. gilts and the British pound following the Bank of England’s surprise decision to raise core interest rates. The U.S. dollar/Japanese yen cross-rate drove returns as the long positions in the U.S. dollar strengthened following the U.S. economic data releases and the lack of rate hikes by the Bank of Japan. In the wake of increased market volatility mid-quarter, the Japanese yen strengthened against the major currencies as investors liquidated their Japanese yen carry trade positions. This caused losses due to the short positions in the Japanese yen. However, the first quarter ended with currencies posting gains as the short positions in Euribor and the British pound were profitable as prices fell, helped by stronger than expected economic data releases in the United Kingdom and Euro zone. The sector’s key holdings benefited from the weakening of both the Japanese yen and the U.S. dollar at the beginning of the second quarter. In Japan, the lack of a core rate hike by the Bank of Japan and reports of a negative Consumer Price Index (CPI) figure for the year to March contributed to sending the Japanese yen lower against the U.S. dollar and euro. Elsewhere, the U.S. dollar depreciated on weak data releases including a below forecast Gross Domestic Product (GDP) figure that hinted at slowing growth in the U.S. The second quarter ended with profits being posted to the Fund as gains in the New Zealand dollar, Japanese yen and Australian dollar cross-rates against the U.S. dollar offset losses in the U.S. dollar/Confoederatio Helvetica franc (CHF) positions. At the beginning of the third quarter losses were posted to the Fund due to the long positions in the U.S. dollar versus the Japanese yen. The reduction in risk appetite was particularly visible in some currency markets mid-quarter as long-held carry trade positions reversed resulting in losses for the fund due to the New Zealand dollar versus the U.S. dollar and the U.S. dollar versus the Japanese yen positions. Profits were posted to the Fund at the end of the third quarter due to the depreciation of the U.S. currency amid a stream of weak economic data releases from the U.S. The Euro versus the U.S. dollar long positions and the short positions in the U.S. dollar versus the Canadian dollar trades also contributed to the Fund’s profits. Losses were posted for the Fund at the end of the year due to losses in the long position with the U.S. dollar versus the Japanese yen and the U.S. dollar versus the CHF contracts in spite of gains made in the short positions between the Euro versus the NOK positions as high energy prices supported the Norwegian currency.

The interest rate sector posted gains for the Fund. The year began with gains being posted to the Fund at the beginning and the end of the first quarter due to the volatile market environment. At the beginning of the second quarter through the mid quarter gains were posted to the Fund. In the United Kingdom, the Bank of England signaled its intention to combat the current elevated levels of inflation after raising core interest rates by 25 basis points and stating in the subsequent Monetary Policy Committee (MPC) minutes that a larger hike had also been considered. European debt prices also finished down following the release of above expectations regional Gross Domestic Product (GDP) data and strong indications from the European Central Bank (ECB) that rates would rise again in June. The short positions in bonds and interest rates were the most profitable positions at the quarters end. Bond prices fell following strong U.S. retail sales figures and above expectation Producer Price Index data (PPI). A big move in the sector involved United Kingdom contracts after a surprisingly hawkish set of Monetary Policy Committee minutes helped to suppress prices. Losses were posted to the Fund throughout the third quarter due to bonds being the worst performing sector for the Fund after prices rallied on rising concerns over the quality of the credit markets. The downgrading of substantial quantities of mortgage-backed securities, the collapse of two Bear Stearns funds and further concerns of significant sub-prime related losses fuelled a flight to quality. A long position in the interest rate model was not enough to offset losses incurred third mid-quarter. Short position in the British sterling was the major drag on performance as prices rallied against the Fund’s short position. Profits were posted for the Fund at the beginning of the fourth quarter only to be offset as the year ended as bonds were sold off against the Fund’s long positions due to strong U.S. data and a less aggressive Federal Open Market Committee rate cut than some investors had expected.

The metals sector posted losses for the Fund. The beginning of the year began with losses being posted to the Fund which carried through middle part of the first quarter due to a sell off of the long positions in copper and zinc however, the quarter ended with gains being posted to the Fund. Profits were posted at the beginning of the second quarter as metals benefited from the re-emergence of stable trends as prices driven by tightening fundamentals and demand growth rallied. Metals finished on a loss mid quarter as prices were driven down on profit-taking and concerns over the strength of future Chinese demand. The quarter ended with losses being posted to the Fund due to supply tightness and bouts of increased risk aversion. Long positions in metals finished profitably at the beginning of the quarter as prices generally rose across the sector. However, suppressed by inventory increases and concerns over U.S. demand, prices were pushed down posting losses to the Fund mid-quarter through the end of the third quarter. The long positions in gold and the short positions in aluminum drove returns resulting in profits posted to the Fund as the year ended.

The stock indices sector posted losses for the Fund. Long Japanese positions posted the best gains at the beginning of the year as markets rallied on the exporter friendly depreciation of the Japanese yen and a revival in oil prices. Losses posted mid-quarter were due to the reduced long positions in stock indices hurt by the continued fallout from the equity market sell-off at the end of February which continued through to the end of the first quarter. Long positions held across the sector were profitable for the Fund at the beginning through the middle of the second quarter as global equity markets continued to recover from their lows in March. The second quarter ended in negative territory, as conditions remained volatile and largely trend-less amid investor concerns over inflation and high yields. Concerns of significant sub-prime related losses at the beginning of the third quarter caused equities to be sold off sharply, hurting the Fund’s long exposure to the stock indices sector. Conditions were also volatile in the global equity markets mid-quarter as some stock indices had fallen to their lowest levels of the year. Hong Kong’s Hang Seng stock exchange long positions aided the stock indices sector as equities generally rallied at the end of the third quarter posting profits for the fund. The year ended with losses being posted for the Fund. Bonds were sold off against the Fund’s long positions due to the strong U.S. data and a less aggressive Federal Open Market Committee rate cut than some investors had expected.

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

The metals sector was also profitable for the Fund. Strong profits came from the sector at the beginning of the year as prices were driven higher by global industrial growth set against producers’ capacity problems. Aluminum had large gains as smelter closed in China and Switzerland, while zinc was helped by decreasing inventories. Several metals posted record highs the beginning of April as robust Chinese economic growth further increased global demand. Profits continued to be posted in the metals sector however, mid-year gold and silver long positions were hit as prices were dragged down by a stronger U.S. dollar, weaker oil prices and fears that global economic slowdown would hamper the commodities rally. Metals rallied towards the end of the year driven by high demand and tight supply, with long positions in zinc and aluminum posting good returns.

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

Stock indices were the most profitable for the Fund. Even though trading was turbulent in the second quarter due primarily to the Asian indices, the quarter ended with gains in the Asian and European markets. With the S&P 500 reaching four year highs, the Fund had posted strong returns from Asian indices and the DAX index during the third quarter. The third quarter ended with an upward trend in global equity markets, with the exception of a flat U.S. market which contributed to stock index positions performing strongly. Japanese stocks enjoyed particularly strong growth after Prime Minister Koizumi’s election victory and positive economic reports. The beginning of the fourth quarter had losses in the global stock indices as U.S. domestic stocks and foreign exporters were dragged down on inflation concerns only to rebound in the middle of the fourth quarter due to the optimistic economic outlook in the U.S., Japan and Euro zone markets. The year ended with good profits from the stock indices where positive sentiment spurred on further gains, with the notable exception of the U.S. markets. The Nikkei continued its strong run, drawing foreign investment and pulling other Asian indices with it.

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

The Fund’s Management Fees and Sponsor Fees are a constant percentage of the Fund costs. Brokerage Commissions which are not based on a percentage of the Fund’s assets are based on actual round turns. The Performance Fees payable to Aspect are based on the new Trading Profits generated by the Fund excluding interest and after reduction of the Brokerage Commissions.

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

Because substantially all of the Fund’s assets are held in cash, the Fund should be able to close out any or all of its open trading positions and liquidate any or all of its securities holdings quickly and at market prices, except in very unusual circumstances. This permits Aspect to limit losses as well as reduce market exposure on short notice should its strategies indicate doing so. In addition, because there is a readily available market value for the Fund’s positions and assets, the Fund’s monthly Net Asset Value calculations are precise, and investors need to provide ten business days notice to receive the full redemption proceeds of their Units on the last business day of any month.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Fund’s open positions by market category for the fiscal period. During the years ended December 31, 2007, December 31, 2006 and for the period from April 1, 2005 (commencement of operations) to December 31, 2005, the Fund’s average Month-end Net Asset Value for all other purposes was approximately $209,511,078, $69,564,476 and $19,845,219, respectively.

	December 31, 2007
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$656,022	0.31%	$2,710,205	$43,237
Currencies	1,899,222	0.91%	7,067,915	69,315
Energy	1,206,448	0.58%	5,659,303	13,104
Interest Rates	18,543,276	8.85%	34,849,043	11,027,335
Metals	538,566	0.26%	2,665,713	19,236
Stock Indices	1,007,991	0.48%	1,964,200	94,753

TOTAL	$23,851,525	11.39%	$54,916,379	$11,266,980

	December 31, 2006
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$66,294	0.10%	$170,741	$16,812
Currencies	160,325	0.23%	466,925	36,275
Energy	169,420	0.24%	537,195	45,445
Interest Rates	8,327,372	11.97%	14,494,466	8,138,584
Metals	122,763	0.18%	371,588	25,273
Stock Indices	442,259	0.64%	1,468,314	30,090

TOTAL	$9,288,433	13.36%	$17,509,229	$8,292,479

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

The following were the primary trading risk exposures of the Fund as of December 31, 2007, by market sector.

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

Agricultural Commodities.

The Fund’s primary agricultural commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Grains, cocoa and livestock accounted for the substantial bulk of the Fund’s agricultural commodities exposure as of December 31, 2007.

Energy.

The Fund’s primary energy market exposure is to natural gas and crude oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Fund as of December 31, 2007.

Foreign Currency Balances.

The Fund’s primary foreign currency balances are in Japanese yen, British pounds, Norwegian Krone, Swiss Franc and Euros.

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

The Fund has cash flow interest rate risk on its cash on deposit with MLPF&S in that declining interest rates would cause the income from such cash to decline. However, a certain amount of cash or cash equivalents must be held by the Fund in order to facilitate margin payments and pay expenses and redemptions. MLAI does not take any steps to limit the cash flow risk on its cash held on deposit at MLPF&S

Item 8: Financial Statements and Supplementary Data

Net Income by Quarter

Eight Quarters through December 31, 2007

	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	2007	2007	2007	2007	2006	2006	2006	2006
Total Income (Loss)	$18,947,088	$(17,806,083)	$29,072,814	$(4,694,561)	$11,827,068	$(3,552,208)	$601,730	$2,773,948
Total Expenses	4,173,579	(1,212,187)	5,298,281	1,364,277	2,686,933	526,137	803,130	900,807
Net Income (Loss)	$14,773,509	$(19,018,270)	$23,774,533	$(6,058,838)	$9,140,135	$(4,078,345)	$(201,400)	$1,873,141

Net Income (Loss) per Weighted Average Unit (a)	$0.0673	$(0.0822)	$0.1438	$(0.0544)	$0.0954	$(0.0505)	$(0.0037)	$0.0552

(a) The Net Inome (Loss) per weighted average Unit is based on the weighted average of the total Units for each quarter.

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

Item 9A(T): Controls and Procedures

MLAI’s Chief Executive Officer and the Chief Financial Officer, on behalf of the Fund, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Fund as of and for the year which ended December 31, 2007, and, based on its evaluation, has concluded that these disclosure controls and procedures are effective. Additionally, there were no significant changes in the Fund’s internal controls over financial reporting which materially affect such internal control.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act ) occurred during the year ended December 31, 2007 that has materially affected, or is reasonable likely to materially affect, the Fund’s internal control, over financial reporting.

Management’s Report on Internal Control over Financial Reporting:

The Fund’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Fund’s internal control over financial reporting is a process designed under the supervision of MLAI’s Chief Executive Officer and the Chief Financial Officer, on behalf of the Fund and is effected by management, other personnel and service providers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and included those policy and procedures that:

•                  Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Fund.

•                  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that  receipts and expenditures of the Fund are being made only in accordance with authorizations of management and directors of the Fund; and

•                  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of the Fund’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting can only provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in condition, or that the degree of compliance with the policies or procedures may deteriorate.

The Fund’s management assessed the effectiveness of the Funds’ internal control over financial reporting as December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework”.

Based on its assessment the Fund’s management concluded that at December 31, 2007, the Fund’s internal control over financial report was effective.

Item 9B:  Other Information

Not Applicable.

PART III

Item 10: Directors, Executive Officers and Corporate Governance

10(a) and 10(b)                 Identification of Directors and Executive Officers:

As a limited liability company, the Fund itself has no officers or directors and is managed by MLAI. Trading decisions are made by Aspect on behalf of the Fund.

The managers and executive officers of MLAI and their respective business backgrounds are as follows:

Paul Morton	Chief Executive Officer, President and Manager

Barbra E. Kocsis	Chief Financial Officer

Steven B. Olgin	Vice President and Manager

Thomas W. Lee	Vice President and Manager

Shawn T. Wells	Vice President

Paul Morton is the Chief Executive Officer, President and Manager of MLAI, and also serves as the COO for the Global Investment and Insurance Solutions (GIIS) group for Merrill Lynch.  As COO of GIIS, Mr. Morton leads the market investments business within the group, which includes secondary equity, debt, listed options, futures and FX for Merrill Lynch’s Global Wealth Management division.  Prior to serving as COO of GIIS, Mr. Morton worked in the equity and debt trading management of Merrill Lynch. Prior to joining Merrill Lynch in 1996, Mr. Morton worked in the equity derivatives at Paine Webber.  From 1988-1993, Mr. Morton served as an officer in the US Army for five years.  Mr. Morton holds a BS (Aerospace Engineering) from the United States Military Academy at West Point (1988) and a MBA (Finance) from the Wharton School at the University of Pennsylvania (1995).

Barbra E. Kocsis is the Chief Financial Officer for MLAI. She is also a Director within the Merrill Lynch Global Private Client Global Infrastructure Solutions group. Prior to that, she was the Fund Controller of MLAI. Before coming to MLAI, Ms Kocsis held various accounting and tax positions at Derivatives Portfolio Management LLC from May 1992 until May 1999, at which time she held the position of accounting director. Prior to that, she was an associate at Coopers & Lybrand in both the audit and tax practices. She graduated cum laude from Monmouth College in 1988 with a Bachelor of Science in Business Administration – Accounting and is a Certified Public Accountant.

Steven B. Olgin is a Vice President and a Manager of the Manager, is registered with NFA as a principal of the Manager and is a Managing Director of Merrill Lynch Global Private Client (“GPC”).  Before joining the Manager in 1994, Mr. Olgin was an associate of the law firm of Sidley & Austin, from 1986 until 1994.  Mr. Olgin graduated from The American University with a Bachelor of Science in Business Administration and a Bachelor of Arts in Economics, and received his Juris Doctor from The John Marshall Law School.  Mr. Olgin was a member of the Managed Funds Association’s Government Relations Committee and has served as an arbitrator for NFA.

Thomas W. Lee is a Managing Director in Merrill Lynch’s Market Investments and Origination Group, responsible for Global Private Client’s equity and debt new issue businesses, and is a Vice President and Manager of the Manager, and his registration as a principal of the Manager is pending with NFA.  Prior to joining Merrill Lynch in 1998, Mr. Lee was a corporate securities attorney at the law firm of Brown & Wood.  Mr. Lee received his J.D. from Emory University School of Law and a B.S. from Cornell University.

Shawn Wells is a Vice President of the Manager and the General Counsel, a position he has held since October 2005.  Prior to that time, Mr. Wells served as Senior Associate General Counsel at Franklin Templeton Investments, serving as Chief Counsel of the firm’s International and Alternative Strategies divisions from October 1996 to December 1997 and again from September 1998 to October 2005.  Mr. Wells is a Certified Public Accountant, and received a BBA in Finance and Accounting from the University of Texas at Austin, and his JD from Southern Methodist University, where he was an editor of the SMU Law Review.

As of December 31, 2007, the principals of MLAI had no investment in the Fund, and MLAI’s sponsor interest in the Fund was valued at $25,576.

MLAI acts as the sponsor, general partner or manager to ten public futures funds whose units of limited partner or member interests are registered under the Securities Exchange Act of 1934: ML Trend-Following Futures Fund L.P, ML Select Futures I L.P., ML APM Global FuturesAccess LLC, ML Appleton FuturesAccess LLC, ML Winton FuturesAccess LLC, ML Cornerstone FuturesAccess LLC, ML Chesapeake FuturesAccess LLC, ML Systematic Momentum FuturesAccess LLC, ML Transtrend DTP Enhanced FuturesAccess LLC and the Fund. Because MLAI serves as the sole sponsor, general partner or manager of each of these Funds, the officers and managers of MLAI effectively manage them as officers and directors of such funds.

(c)	Identification of Certain Significant Employees:

None.

(d)	Family Relationships:

None.

(e)	Business Experience:

See Item 10(a) and (b) above.

(f)	Involvement in Certain Legal Proceedings:

None.

(g)	Promoters and Control Persons:

Not applicable.

Section 16(a) Beneficial Ownership Reporting Compliance:

Not applicable.

Code of Ethics:

MLAI and Merrill Lynch have adopted a code of ethics, as of the end of the period covered by this report, which applies to the Fund’s (MLAI’s) principal executive officer and principal financial officer or persons performing similar functions on behalf of the Fund.  A copy of the code of ethics is available to any person, without charge, upon request by calling 1-866-MER-ALTS.

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

Item 11: Executive Compensation

The managers and officers of MLAI are remunerated by Merrill Lynch in their respective positions. The Fund does not have any officers, managers or employees.  The Fund pays Brokerage Commissions to an affiliate of MLAI and Management fees to MLAI.  MLAI or its affiliates may also receive certain economic benefits from possession of the Fund’s U.S. dollar assets.  The managers and officers receive no “other compensation” from the Fund, and the managers receive no compensation for serving as managers of MLAI.  There are no compensation plans or arrangements relating to a change in control of either the Fund or MLAI.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)                                  Security Ownership of Certain Beneficial Owners:

Title of class
Percent of class	Name of beneficial owner	Amount and nature of beneficial ownership
Units of Limited Liability Company Interest	ML Trend-Following Fund LP	72,974,471	Class D-TF Units

35.31%

Units of Limited Liability Company Interest	ML Systematic Momentum FuturesAccess LLC	13,768,122	Class D-SM Units

6.64%

(b)                                 Security Ownership of Management:

                                                                                                As of December 31, 2007, MLAI owned 20,647 Unit-equivalent member interests, which constituted 0.0099% of the total Units outstanding, the principals of MLAI did not own any Units.

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

                                                The Fund pays MLAI & MLPF&S Brokerage Commissions, Sponsor Fees and Management Fees as well as bid-ask spreads on forward currency trades.  The Fund also pays MLPF&S interest on short-term loans extended by MLPF&S to cover losses on foreign currency positions.

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

In 2007, the Fund expensed:  (i) Brokerage Commissions of $1,052,707 to MLPF&S, $4,139,254 in Management Fees earned by Aspect; and (ii) Sponsor Fees of $2,781,129 to MLAI.  In addition, MLAI and its affiliates may have derived certain economic benefits from possession of a portion of the Fund’s assets, as well as from foreign exchange and EFP trading.

See Item 1(c), “Narrative Description of Business — Charges” and “— Description of Current Charges” for a discussion of other business dealings between MLAI affiliates and the Fund.

(c)                                  Indebtedness of Management:

None.

(d)                                 Transactions with Promoters:

Not applicable.

Item 14: Principal Accountant Fees and Services

(a)                                  Audit Fees

Aggregate fees billed for professional services rendered by Deloitte & Touche LLP in connection with the audit of the Fund’s financial statements as of and for the years ended December 31, 2007 and 2006 were $55,000 and $48,799.

(b)                                 Audit-Related Fees

There were no other audit-related fees billed for the years ended December 31, 2007 and 2006 related to the Fund.

(c)                                  Tax Fees

Aggregate fees billed for professional services rendered by Deloitte Tax LLP in connection with the tax compliance, advice and preparation of the Fund’s tax returns for the years ended December 31, 2007 and 2006 were $72,000 and $55,000.

(d)                                 All Other Fees

No fees were paid to Deloitte & Touche LLP, Deloitte Tax LLP, or any member firms of Deloitte Touche Tohmatsu and their respective affiliates during the years ended December 31, 2007 and 2006 for any other professional services in relation to the Fund.

Neither the Fund nor MLAI has an audit committee to pre-approve principal accountant fees and services.  In lieu of an audit committee, the managers and the principal financial officer pre-approve all billings prior to the commencement of services.

PART IV

Item 15: Exhibits and Financial Statement Schedules

		Page:
1.	Financial Statements (found in Exhibit 13.01):

	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	1

	FINANCIAL STATEMENTS:

	Statements of Financial Condition as of December 31, 2007 and 2006	2

	Statements of Income for the years ended December 31, 2007 and 2006 and for the
	period April 1, 2005 (commencement of operations) to December 31, 2005	3

	Statements of Changes in Members’ Capital for the years ended December 31, 2007
	and 2006 and for the period April 1, 2005 (commencement of operations) to December 31, 2005	4-5

	Financial Data Highlights for the years ended December 31, 2007 and 2006 and for
	the period April 1, 2005 (commencement of operation) to December 31, 2005	6-8

	Notes to Financial Statements	9-16

2.	Financial Statement Schedules:

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

Exhibit 3.01:

Is incorporated by reference from Exhibit 3.01 contained in the Registration Statement on Form 10 (File No. 000-51085) under the Securities Exchange Act of 1934, filed on December 20, 2004 (the “Registrant’s Initial Registration Statement”).

3.02	Limited Liability Company Operating Agreement of ML Aspect FuturesAccess LLC.

Exhibit 3.02	Is incorporated by reference from Exhibit 3.02 contained in the Registrant’s Registration Statement

10.01

Futures Customer Agreements among ML Aspect FuturesAccess LLC, ML Cornerstone FuturesAccess LLC, ML Appleton FuturesAccess LLC, Winton FuturesAccess LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated.

Exhibit 10.01:

Is incorporated by reference from Exhibit 10.01 contained in Amendment No. 1 to the Registrant’s Registration Statement on Form 10 (File No. 000-51084) under the Securities Exchange Act, filed on February 2, 2008.

10.02	Advisory Agreement by and among ML Aspect FuturesAccess LLC, ML Aspect FuturesAccess Ltd., Aspect Capital Limited and Merrill Lynch Alternative Investments LLC.

Exhibit 10.02:	Is incorporated hereby by reference from Exhibit 10.02 contained in the Registrant’s Initial Registration Statement.

13.01	2007 Annual Report and Report of Independent Registered Public Accounting Firm.

Exhibit 13.01:	Is filed herewith.

31.01 and 31.02	Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01
and 31.02:	Are filed herewith.

32.01 and 32.02	Section 1350 Certifications

Exhibit 32.01
and 32.02:	Are filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ML ASPECT FUTURESACCESS LLC

By: MERRILL LYNCH ALTERNATIVE INVESTMENTS LLC
Manager
By:	/s/ Paul Morton
Paul Morton
Chief Executive Officer, President and Manager
(Principal Executive Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed on March 31, 2008 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title	Date

/s/ Paul Morton	Chief Executive Officer, President and Manger	March 31, 2008
Paul Morton

/s/ Barbra E. Kocsis	Chief Financial Officer	March 31, 2008
Barbra E. Kocsis

/s/ Steven B. Olgin	Vice President and Manager	March 31, 2008
Steven B. Olgin

/s/ Thomas W. Lee	Vice President and Manager	March 31, 2008
Thomas W. Lee

/s/ Shawn T. Wells	Vice President	March 31, 2008
Shawn T. Wells

(Being the principal executive officer, the principal financial and accounting officer and a majority of the managers of Merrill Lynch Alternative Investments LLC)

ML ASPECT FUTURESACCESS LLC

2007 FORM 10-K

INDEX TO EXHIBITS

Exhibit

Exhibit 13.01	2007 Annual Report and Report of Independent Registered Public Accounting Firm

Exhibit 31.01	Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.02	Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 32.01	Section 1350 Certifications

Exhibit 32.02	Section 1350 Certifications