Form 10-Q
period 2008-03-31
ML Aspect FuturesAccess LLC
filed 2008-05-14
CIK 1309132

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Yes  ☐         No  ☐

The limited partnership units of the registrant are not publicly traded. Accordingly, there is no aggregate market value for registrant’s outstanding equity that is readily determinable.

ML ASPECT FUTURESACCESS LLC

QUARTERLY REPORT FOR MARCH 31, 2008 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

ML ASPECT FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF FINANCIAL CONDITION

	March 31,	December 31,
	2008	2007
	(unaudited)

ASSETS:
Equity in commodity futures trading accounts:
Cash (including restricted cash of $22,536,209 for 2008 and $40,922,943 for 2007)	$304,934,142	$267,131,712
Net unrealized profit (loss) on open contracts	(2,644,361)	9,368,575
Cash	25,592	40,779
Accrued interest	666,089	966,433

TOTAL ASSETS	$302,981,462	$277,507,499

LIABILITIES AND MEMBERS’ CAPITAL:
LIABILITIES:
Brokerage commissions payable	$43,256	$126,258
Management fee payable	463,064	419,877
Sponsor fee payable	269,593	247,535
Performance fee payable	6,604,162	1,956,978
Redemptions payable	20,452,333	8,473,549
Initial offering costs payable	14,790	19,200
Other	359,150	249,128

Total liabilities	28,206,348	11,492,525

MEMBERS’ CAPITAL:
Sponsor’s Interest (20,647 Units and 20,647 Units)	28,420	25,576
Members’ Interest (192,579,129 Units and 208,133,972 Units)	274,746,694	265,989,398

Total members’ capital	274,775,114	266,014,974

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$302,981,462	$277,507,499

NET ASSET VALUE PER UNIT (Note 2)
(Based on 192,599,776 and 208,154,619 Units outstanding, unlimited Units authorized)

See notes to financial statements.

ML ASPECT FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three
	months ended	months ended
	March 31,	March 31,
	2008	2007
TRADING PROFIT (LOSS):

Realized	$50,131,890	$(3,125,951)
Change in unrealized	(12,012,936)	(3,040,799)
Brokerage commissions	(199,538)	(140,885)

Total trading profit (loss)	37,919,416	(6,307,635)

INVESTMENT INCOME:
Interest	2,216,771	1,613,074

EXPENSES:
Management fee	1,372,494	637,807
Sponsor fee	805,897	589,041
Performance fee	6,645,820	—
Other	221,150	137,429

Total expenses	9,045,361	1,364,277

NET INVESTMENT INCOME (LOSS)	(6,828,590)	248,797

NET INCOME (LOSS)	$31,090,826	$(6,058,838)

NET INCOME (LOSS) PER UNIT:

Weighted average number of Units outstanding
Class A	18,211,237	16,111,013
Class C	79,587,740	67,952,141
Class D	16,176,578	14,730,822
Class I	11,330,817	12,495,885
Class D-SM	16,129,678	—
Class D-TF	66,921,843	—

Net income (loss) per weighted average Unit
Class A	$0.1378	$(0.0546)
Class C	$0.1358	$(0.0557)
Class D	$0.1564	$(0.0504)
Class I	$0.1476	$(0.0520)
Class D-SM	$0.1432	$—
Class D-TF	$0.1682	$—

See notes to financial statements.

ML ASPECT FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

For the three months ended March 31, 2008 and 2007

(unaudited)

	Members’ Capital			Members’ Capital	Members’ Capital			Members’ Capital
	December 31, 2006	Subscriptions	Redemptions	March 31, 2007	December 31, 2007	Subscriptions	Redemptions	March 31, 2008

Class A	13,798,588	2,941,588	(157,626)	16,582,550	17,887,996	1,269,955	(1,635,783)	17,522,168
Class C	63,313,746	8,161,048	(1,054,073)	70,420,721	79,170,266	2,603,884	(9,208,125)	72,566,025
Class D	13,531,909	1,397,960	(1,330,000)	13,599,869	16,300,492	—	(5,985,184)	10,315,308
Class I	12,118,637	939,806	(35,000)	13,023,443	11,363,798	424,595	(925,264)	10,863,129
Class D-SM	—	—	—	—	13,768,122	4,145,549	—	17,913,671
Class D-TF	—	—	—	—	69,643,298	—	(6,244,470)	63,398,828

Total Members’ Units	102,762,880	13,440,402	(2,576,699)	113,626,583	208,133,972	8,443,983	(23,998,826)	192,579,129

Class A	10,319	—	—	10,319	10,319	—	—	10,319
Class C	10,328	—	—	10,328	10,328	—	—	10,328
Class D	—	—	—	—	—	—	—	—
Class I	—	—	—	—	—	—	—	—
Class D-SM	—	—	—	—	—	—	—	—
Class D-TF	—	—	—	—	—	—	—	—

Total Sponsor’s Units	20,647	—	—	20,647	20,647	—	—	20,647

See notes to financial statements.

ML ASPECT FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

For the three months ended March 31, 2008 and 2007

(unaudited)

	Members’ Capital			Net Income	Members’ Capital	Members’ Capital				Members’ Capital
	December 31, 2006	Subscriptions	Redemptions	(Loss)	March 31, 2007	December 31, 2007	Subscriptions	Redemptions	Net Income (Loss)	March 31, 2008
Class A	$16,089,634	$3,430,444	$(179,765)	$(879,118)	$18,461,195	$22,428,464	$1,779,613	$(2,272,637)	$2,508,639	$24,444,079
Class C	72,750,991	9,296,488	(1,189,828)	(3,787,177)	77,070,474	96,858,723	3,388,161	(12,528,040)	10,808,932	98,527,776
Class D	16,414,106	1,686,999	(1,546,923)	(741,948)	15,812,234	21,583,979	—	(8,861,492)	2,530,325	15,252,812
Class I	14,198,284	1,076,015	(39,221)	(649,488)	14,585,590	14,374,152	563,033	(1,306,484)	1,672,637	15,303,338
Class D-SM	—	—	—	—	—	18,235,954	5,951,868	—	2,309,827	26,497,649
Class D-TF	—	—	—	—	—	92,508,126	—	(9,044,708)	11,257,622	94,721,040

Total Members’ Interests	$119,453,015	$15,489,946	$(2,955,737)	$(6,057,731)	$125,929,493	$265,989,398	$11,682,675	$(34,013,361)	$31,087,982	$274,746,694

Class A	$12,035	$—	$—	$(542)	$11,493	$12,940	$—	$—	$1,457	$14,397
Class C	11,870	—	—	(565)	11,305	12,636	—	—	1,387	14,023
Class D	—	—	—	—	—	—	—	—	—	—
Class I	—	—	—	—	—	—	—	—	—	—
Class D-SM						—	—	—	—	—
Class D-TF						—	—	—	—	—

Total Sponsor’s Interest	$23,905	$—	$—	$(1,107)	$22,798	$25,576	$—	$—	$2,844	$28,420
Total Members’ Capital	$119,476,920	$15,489,946	$(2,955,737)	$(6,058,838)	$125,952,291	$266,014,974	$11,682,675	$(34,013,361)	$31,090,826	$274,775,114

See notes to financial statements.

ML ASPECT FUTURESACCESS LLC

(a Delaware Limited Liability Company)

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ML Aspect FuturesAccess LLC (the “Fund”) was organized under the Delaware Limited Liability Company Act on May 17, 2004 and commenced trading activities on April 1, 2005. The Fund issues new units of limited liability company interest (“Units”) at Net Asset Value per Unit. The Fund engages in the speculative trading of futures, options on futures and forward contracts on a wide range of commodities. Aspect Capital Limited (“Aspect”) is the trading advisor of the Fund.

Merrill Lynch Alternative Investments LLC (“MLAI”) is the Sponsor (“Sponsor”) and Manager (“Manager”) of the Fund. MLAI is an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc. (“Merrill Lynch”).  Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”), a wholly-owned subsidiary of Merrill Lynch, is the Fund’s commodity broker.

In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of the Fund as of March 31, 2008, and the results of its operations for the three months ended March 31, 2008 and 2007.  However, the operating results for the interim periods may not be indicative of the results for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Fund’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2007.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

2.               NET ASSET VALUE PER UNIT

For financial reporting purposes, in conformity with U.S. GAAP, the Fund deducted the total initial offering costs at inception from Members’ Capital for purposes of determining Net Asset Value.  For all other purposes, including computing Net Asset Value for purposes of member subscription and redemption activity, such costs are amortized over 60 months. Consequently, the Net Asset Value and Net Asset Value per Unit of the different Classes for financial reporting purposes and for all other purposes at March 31, 2008 and December 31, 2007 are as follows:

March 31, 2008

	Net Asset Value			Net Asset Value per Unit
	All Other Purposes	Financial Reporting	Number of Units	All Other Purposes	Financial Reporting
Class A	$24,458,476	$24,458,476	17,532,487	$1.3950	$1.3950
Class C	98,545,255	98,541,799	72,576,353	1.3578	1.3578
Class D	15,256,840	15,252,812	10,315,308	1.4790	1.4787
Class I	15,310,644	15,303,338	10,863,129	1.4094	1.4087
Class D-SM	26,497,649	26,497,649	17,913,671	1.4792	1.4792
Class D-TF	94,721,040	94,721,040	63,398,828	1.4941	1.4941
	$274,789,904	$274,775,114	192,599,776

At December 31, 2007

	Net Asset Value			Net Asset Value per Unit
	All Other Purposes	Financial Reporting	Number of Units	All Other Purposes	Financial Reporting
Class A	$22,441,846	$22,441,404	17,898,315	$1.2539	$1.2538
Class C	96,877,717	96,871,359	79,180,594	1.2235	1.2234
Class D	21,588,645	21,583,979	16,300,492	1.3244	1.3241
Class I	14,381,886	14,374,152	11,363,798	1.2656	1.2649
Class D-SM	18,235,954	18,235,954	13,768,122	1.3245	1.3245
Class D-TF	92,508,126	92,508,126	69,643,298	1.3283	1.3283
	$266,034,174	$266,014,974	208,154,619

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

MLAI has procedures in place intended to control market risk exposure, although there can be no assurance that they will, in fact, succeed in doing so.  These procedures focus primarily on monitoring the trading of Aspect, calculating the Net Asset Value of the Fund as of the close of business on each day and reviewing outstanding positions for over-concentrations.  While MLAI does not intervene in the markets to hedge or diversify the Fund’s market exposure, MLAI may urge Aspect to reallocate positions in an attempt to avoid over-concentrations.  However, such interventions are expected to be unusual.  It is expected that MLAI’s basic risk control procedures will consist simply of the ongoing process of advisor monitoring, with the market risk controls being applied by Aspect.

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

The Fund, in its normal course of business, enters into various contracts, with MLPF&S acting as its commodity broker.  Pursuant to the brokerage arrangement with MLPF&S (which includes a netting arrangement), to the extent that such trading results in receivables from and payables to MLPF&S, these receivables and payables are offset and reported as a net receivable or payable and included in Equity in commodity futures trading accounts in the Statements of Financial Condition.

4.               RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurement (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The Fund adopted FAS 157 as of January 1, 2008. The adoption of FAS 157 did not have a material impact on the Fund’s financial statements.

Fair value of an investment is the amount that would be received to sell the investment in an orderly transaction between market participants at the measurement date (i.e. the exit price).

FAS 157 established a hierarchal disclosure framework which prioritizes and ranks the level of market price observability used in measuring investments at fair value. Market price observability is impacted by a number of factors, including the type of investment and the characteristics specific to the investment. Investments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

Investments measured and reported at fair value are classified and disclosed in one of the following categories:

Level I – Quoted prices are available in active markets for identical investments as of the reporting date. The type of investments included in Level I are publicly traded investments. As required by FAS 157, the Fund does not adjust the quoted price for these investments even in situations where the Fund holds a large position and a sale could reasonably impact the quoted price.

Level II – Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies. Investments which are generally included in this category are investments valued using market data.

Level III – Pricing inputs are unobservable and include situations where there is little, if any, market activity for the investment. Fair value for these investments is determined using valuation methodologies that consider a range of factors, including but not limited to the price at which the investment was acquired, the nature of the investment, local market conditions, trading values on public exchanges for comparable securities, current and projected operating performance and financing transactions subsequent to the acquisition of the investment. The inputs into the determination of fair value require significant management judgment. Due to the inherent uncertainty of these estimates, these values may differ materially from the values that would have been used had a ready market for these investments existed. Investments that are included in this category generally are privately held debt and equity securities.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Sponsor’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the investment.

The following table summarizes the valuation of the Fund’s investments by the above FAS 157 fair value hierarchy levels as of March 31, 2008:

	Total	Level I	Level II	Level III
Net unrealized profit (loss) on open contracts	$(2,644,361)	$(2,595,052)	$(49,309)	N/A

In March 2008, the FASB released Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133 (“FAS 161”). FAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk related contingent features in derivative agreements. The application of FAS 161 is required for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. Currently, the Fund is evaluating the implications of FAS 161 on its financial statements.

Item 2.            Management’s Discussion and Analysis of Financial Condition and Results of Operations

MONTH-END NET ASSET VALUE PER UNIT

(NON U.S. GAAP)

MLAI believes that the Net Asset Value used to calculate subscription and redemption value and to report performance to investors throughout the year is the most valuable to the Members of the Fund.  Therefore, the charts below referencing Net Asset Value and performance measurements are based on the Net Asset Value for all other purposes, as discussed in Note 2 to the financial statements.

Class A

	Jan.	Feb.	Mar.
2007	$1.1952	$1.1332	$1.1134
2008	$1.3141	$1.4206	$1.3950

Class C

	Jan.	Feb.	Mar.
2007	$1.1769	$1.1150	$1.0946
2008	$1.2812	$1.3839	$1.3578

Class D

	Jan.	Feb.	Mar.
2007	$1.2452	$1.1823	$1.1631
2008	$1.3898	$1.5043	$1.4790

Class I

	Jan.	Feb.	Mar.
2007	$1.2019	$1.1402	$1.1206
2008	$1.3268	$1.4348	$1.4094

Class D-SM

	Jan.	Feb.	Mar.
2007	N/A	N/A	N/A
2008	$1.3899	$1.5043	$1.4792

Class D-TF

	Jan.	Feb.	Mar.
2007	N/A	N/A	N/A
2008	$1.3982	$1.5206	$1.4941

Performance Summary

January 1, 2008 to March 31, 2008

The Fund posted profits for the quarter with the interest rates, agriculture, stock indices, currencies, and the metals sectors posting gains while the energy sector posted losses.

The interest rate sector posted profits for the Fund at the beginning of the year. The weak economic data early in January suggested an increased likelihood of a recession that was reflected in an increased level of risk aversion on the part of many investors. This prompted the U.S. Federal Reserve to cut interest rates by a total of 125 basis points. The Fund’s long positions in short term interest rates were particularly profitable as were the long positions in bonds. The reduction in interest rates created positive market sentiment. Profits continued to be posted to the Fund mid-quarter only to be offset by losses at the end of the quarter due to short term interest rates finishing down.

The agriculture sector posted profits for the Fund. Profits were posted to the Fund at the beginning of the year driven by long positions in corn and soybean. The agriculture sector was the best performing sector mid-quarter due to the robust gains from the Fund’s long positions in soybeans, coffee and wheat. Amid high volatility, the markets reversed sharply at the end of the quarter, causing long positions to give back some of their gains made earlier in the year.

The stock indices sector posted profits for the Fund. Short positions in many equity indices were profitable for the Fund at the beginning of the year which continued through the mid-quarter. Profits were posted for the Fund at the end of the quarter as short positions in stock indices took advantage of further market weakness, especially in Japan.

The currency sector posted profits for the Fund. After recent months that have witnessed higher volatility in foreign exchange, global currency markets were relatively subdued in January with a small loss in the currency sector. The Euro versus the U.S. dollar and the U.S. dollar versus the Swiss Franc pairs were the most profitable positions for the Fund after the U.S. dollar finished near record lows against several of the major currencies at the end of the mid-quarter. The currency sector finished profitably as positions benefited from the continued depreciation of the U.S. dollar against the Euro and Swiss Franc.

The metals sector posted profits for the Fund. Profits were posted to the Fund at the beginning of the year. The Fund’s long positions in precious metals accounted for much of the gains posted for the Fund in the middle of the quarter. The Fund struggled in the final weeks of the quarter with losses posted for the Fund from precious metals amid high market volatility.

The energy sector posted losses for the Fund. A negative contribution from energies as the strength in oil prices seen at the end of 2007 reversed posting losses for the Fund at the beginning of the quarter. The Fund’s long positions in oils accounted for much of the gains posted to the Fund mid-quarter. The energies sector saw more mixed results, but strong performance in gas oil and heating oil ensured a net profit for the Fund as the quarter ended.

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

Quantifying The Fund’s Trading Value At Risk

Quantitative Forward-Looking Statements

The following quantitative disclosures regarding the Fund’s market risk exposures contain “forward-looking statement” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934).  All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Fund’s open positions by market category for the fiscal period. For the three months ended March 31, 2008 and 2007, the Fund’s average Month-end Net Asset Value for all other purposes was $277,770,214 and $124,502,361 respectively.

March 31, 2008

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$1,517,033	0.55%	$3,229,047	$426,019
Currencies	5,059,466	1.82%	9,038,747	2,613,426
Energy	2,288,745	0.82%	4,458,641	843,891
Interest Rates	12,596,381	4.53%	18,364,205	8,163,193
Metals	958,341	0.35%	2,047,636	139,919
Stock Indices	2,160,333	0.78%	3,820,724	756,881

TOTAL	$24,580,299	8.85%	$40,959,000	$12,943,329

March 31, 2007

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$172,583	0.14%	$257,333	$120,543
Currencies	217,917	0.18%	346,635	70,458
Energy	254,191	0.20%	322,537	142,915
Interest Rates	13,507,563	10.85%	16,003,049	11,027,335
Metals	138,000	0.11%	188,690	54,595
Stock Indices	763,488	0.61%	937,952	434,645

TOTAL	$15,053,742	12.09%	$18,056,196	$11,850,491

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

Item 4. Controls and Procedures

MLAI’s Chief Executive Officer and the Chief Financial Officer, on behalf of the Fund, have evaluated the effectiveness of the design and operation of the disclosure controls and procedures with respect to the Fund as of and for the quarter which ended March 31, 2008, and, based on this evaluation, have concluded that these disclosure controls and procedures are effective. Additionally, there were no significant changes in the Fund’s internal controls over financial reporting which materially affect such internal controls.

Changes in Internal Controls over Financial Reporting

No change in internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter which ended March 31, 2008 that has materially affected, or is reasonable likely to materially affect, the Fund’s internal controls, over financial reporting.

Management’s Report on Internal Control over Financial Reporting:

The Fund’s management is responsible for establishing and maintaining adequate internal controls over financial reporting.  The Fund’s internal controls over financial reporting is a process designed under the supervision of MLAI’s Chief Executive Officer and the Chief Financial Officer, on behalf of the Fund and is effected by management, other personnel and service providers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP include policies and procedures that:

•   Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Fund.

•   Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP and that receipts and expenditures of the Fund are being made only in accordance with authorizations of management of the Fund’s and Board of Managers of MLAI LLC.

•   Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of the Fund’s assets that could have a material effect on the financial statements of the Fund.

Because of its inherent limitations, internal controls over financial reporting can only provide reasonable assurance with respect to financial statement preparation and presentation.  Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in condition, or that the degree of compliance with the policies or procedures may deteriorate.

The Fund’s management assessed the effectiveness of the Fund’s internal controls over financial reporting as March 31, 2008.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework”.

Based on its assessment the Fund’s management concluded that at March 31, 2008 the Fund’s internal controls over financial reporting was effective.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.  Risk Factors

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

Forward Trading

The Fund will trade currencies in the forward markets in addition to in the futures markets.  The forward markets are over-the-counter, non-exchange markets, and in trading in these markets, the Fund will be dependent on the credit standing of the counterparties with which they trade, without the financial support of any clearinghouse system.  In addition, the prices offered for the same forward contract may vary significantly among different forward market participants.  Forward market counterparties are under no obligation to enter into forward transactions with a Fund, including transactions through which the Fund is attempting to liquidate open positions.

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

The Fund Could Lose Assets and Have Its Trading Disrupted Due to the Bankruptcy of One of the Parties

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

CLASS A

	Subscription
	Amount	Units	NAV (1)

Jan-08	$59,360	47,340	$1.2539
Feb-08	204,746	155,807	1.3141
Mar-08	1,515,507	1,066,808	1.4206
Apr-08	329,340	236,086	1.3950

CLASS D

	Subscription
	Amount	Units	NAV (1)

Jan-08	$—	—	$1.3244
Feb-08	—	—	1.3898
Mar-08	—	—	1.5043
Apr-08	974,999	659,229	1.4790

CLASS D-SM

	Subscription
	Amount	Units	NAV (1)

Jan-08	$1,404,330	1,060,272	$1.3245
Feb-08	1,137,736	818,574	1.3899
Mar-08	3,409,802	2,266,703	1.5043
Apr-08	10,243,376	6,924,943	1.4792

CLASS C

	Subscription
	Amount	Units	NAV (1)

Jan-08	$987,828	807,379	$1.2235
Feb-08	1,071,005	835,939	1.2812
Mar-08	1,329,328	960,566	1.3839
Apr-08	4,467,945	3,290,577	1.3578

CLASS I

	Subscription
	Amount	Units	NAV (1)

Jan-08	$45,535	35,979	$1.2656
Feb-08	492,498	371,192	1.3268
Mar-08	25,000	17,424	1.4348
Apr-08	807,141	572,684	1.4094

CLASS D-TF

	Subscription
	Amount	Units	NAV (1)

Jan-08	$—	—	$1.3283
Feb-08	—	—	1.3982
Mar-08	—	—	1.5206
Apr-08	—	—	1.4941

(1) Net Asset Value for all other purposes.

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

ML ASPECT FUTURESACCESS LLC

	By:	MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(Manager)

Date: May 14, 2008	By	/s/ PAUL MORTON
Paul Morton
Chief Executive Officer, President and Manager
(Principal Executive Officer)

Date: May 14, 2008
	By	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial and Accounting Officer)