Form 10-Q
period 2008-06-30
ML Aspect FuturesAccess LLC
filed 2008-08-13
CIK 1309132

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number 0-51085

ML ASPECT FUTURESACCESS LLC

(Exact Name of Registrant as
specified in its charter)

Delaware	20-1227650
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

c/o Merrill Lynch Alternative Investments LLC

Two World Financial Center, 7th Floor

New York, New York 10281

(Address of principal executive offices)

(Zip Code)

212-236-1974

(Registrant’s telephone number, including area code)

Hopewell Corporate Campus, Building No. 2

1200 Merrill Lynch Drive-First floor, Pennington, New Jersey 08534

(Former name, former address and former fiscal year, if changed since last report)

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

ML ASPECT FUTURESACCESS LLC

QUARTERLY REPORT FOR JUNE 30, 2008 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

ML ASPECT FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF FINANCIAL CONDITION

	June 30,	December 31,
	2008	2007
	(unaudited)
ASSETS:
Equity in commodity futures trading accounts:
Cash (including restricted cash of $38,195,179 for 2008 and $40,922,943 for 2007)	$312,415,865	$267,131,712
Net unrealized profit (loss) on open contracts	15,009,052	9,368,575
Cash	53,270	40,779
Accrued interest	492,756	966,433

TOTAL	$327,970,943	$277,507,499

LIABILITIES AND MEMBERS’ CAPITAL:
LIABILITIES:
Brokerage commissions payable	$70,127	$126,258
Management fee payable	503,560	419,877
Sponsor fee payable	270,847	247,535
Performance fee payable	10,034,529	1,956,978
Redemptions payable	4,768,610	8,473,549
Initial offering costs payable	10,290	19,200
Other	261,256	249,128

Total liabilities	15,919,219	11,492,525

MEMBERS’ CAPITAL:
Sponsor’s Capital (20,647 and 20,647 Units issued and outstanding)	29,802	25,576
Members’ Capital (207,465,789 and 208,133,972 Units issued and outstanding)	312,021,922	265,989,398

Total members’ capital	312,051,724	266,014,974

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$327,970,943	$277,507,499

NET ASSET VALUE PER UNIT (Note 3)
Based on 207,486,436 and 208,154,619 Units outstanding, unlimited Units authorized

See notes to financial statements.

ML ASPECT FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
TRADING PROFITS (LOSSES):

Realized	$3,163,719	$21,431,457	$53,295,609	$18,305,506
Change in unrealized	17,653,413	5,474,945	5,640,477	2,434,146
Brokerage commissions	(236,051)	(315,969)	(435,589)	(456,854)

Total trading profits (losses)	20,581,081	26,590,433	58,500,497	20,282,798

INVESTMENT INCOME:
Interest	1,433,538	2,482,381	3,650,309	4,095,455

EXPENSES:
Management fee	1,399,236	978,645	2,771,730	1,616,452
Sponsor fee	775,338	708,188	1,581,235	1,297,229
Performance fee	3,507,562	3,461,443	10,153,382	3,461,443
Other	170,244	150,005	391,394	287,434

Total expenses	5,852,380	5,298,281	14,897,741	6,662,558

NET INVESTMENT INCOME (LOSS)	(4,418,842)	(2,815,900)	(11,247,432)	(2,567,103)

NET INCOME (LOSS)	$16,162,239	$23,774,533	$47,253,065	$17,715,695

NET INCOME (LOSS) PER UNIT:

Weighted average number of Units outstanding:
Class A	17,915,709	17,929,759	18,063,473	17,020,386
Class C	75,661,136	77,528,939	77,624,438	72,740,540
Class D	9,610,790	15,191,296	12,893,684	14,961,059
Class I	10,894,654	14,047,052	11,112,736	13,271,469
Class DS (1)*	30,788,209	10,218,206	23,458,943	10,218,206
Class DT (2)*	63,517,457	91,381,476	65,219,650	91,381,476

Net income (loss) per weighted average Unit:
Class A	$0.0707	$0.1469	$0.2091	$0.1031
Class C	$0.0640	$0.1412	$0.2017	$0.0984
Class D	$0.0586	$0.1554	$0.2399	$0.1082
Class I	$0.0624	$0.1493	$0.2116	$0.1091
Class DS (1)*	$0.1091	$0.1587	$0.2416	$0.1587
Class DT (2)*	$0.0858	$0.0450	$0.2562	$0.0450

* Class DS and Class DT were previously known as Class D-SM and D-TF, respectively.

(1) Units issued on April 1, 2007.

(2) Units issued on June 1, 2007.

See notes to financial statements.

ML ASPECT FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

For the six months ended June 30, 2008 and 2007

(unaudited)

	Members’ Capital			Members’ Capital	Members’ Capital			Members’ Capital
	December 31, 2006	Subscriptions	Redemptions	June 30, 2007	December 31, 2007	Subscriptions	Redemptions	June 30, 2008

Class A	13,798,588	4,813,968	(315,161)	18,297,395	17,887,996	2,095,230	(2,128,848)	17,854,378
Class C	63,313,746	19,570,250	(3,791,150)	79,092,846	79,170,266	8,017,731	(12,041,931)	75,146,066
Class D	13,531,909	6,087,954	(1,378,672)	18,241,191	16,300,492	659,229	(8,580,499)	8,379,222
Class I	12,118,637	2,439,754	(217,475)	14,340,916	11,363,798	1,138,694	(3,276,295)	9,226,197
Class DS (1)*	—	10,317,255	(214,540)	10,102,715	13,768,122	22,271,688	—	36,039,810
Class DT (2)*	—	91,381,476	(3,321,585)	88,059,891	69,643,298	1,078,544	(9,901,726)	60,820,116

Total Members’ Units	102,762,880	134,610,657	(9,238,583)	228,134,954	208,133,972	35,261,116	(35,929,299)	207,465,789

Class A	10,319	—	—	10,319	10,319	—	—	10,319
Class C	10,328	—	—	10,328	10,328	—	—	10,328
Class D	—	—	—	—	—	—	—	—
Class I	—	—	—	—	—	—	—	—
Class DS (1)*	—	—	—	—	—	—	—	—
Class DT (2)*	—	—	—	—	—	—	—	—

Total Sponsor’s Units	20,647	—	—	20,647	20,647	—	—	20,647

* Class DS and Class DT were previously known as Class D-SM and D-TF, respectively.

(1) Units issued on April 1, 2007.

(2) Units issued on June 1, 2007.

See notes to financial statements.

ML ASPECT FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

For the six months ended June 30, 2008 and 2007

(unaudited)

	Members’ Capital			Net Income	Members’ Capital	Members’ Capital				Members’ Capital
	December 31, 2006	Subscriptions	Redemptions	(Loss)	June 30, 2007	December 31, 2007	Subscriptions	Redemptions	Net Income (Loss)	June 30, 2008
Class A	$16,089,634	$5,586,154	$(368,952)	$1,754,557	$23,061,393	$22,428,464	$2,904,377	$(2,957,396)	$3,774,718	$26,150,163
Class C	72,750,991	22,290,219	(4,446,969)	7,160,368	97,754,609	96,858,723	10,642,734	(16,285,981)	15,652,090	106,867,566
Class D	16,414,106	7,675,895	(1,605,996)	1,619,410	24,103,415	21,583,979	974,999	(12,578,954)	3,093,200	13,073,224
Class I	14,198,284	2,811,635	(254,856)	1,447,886	18,202,949	14,374,152	1,564,994	(4,628,791)	2,351,983	13,662,338
Class DS (1)*	—	11,999,999	(269,068)	1,621,489	13,352,420	18,235,954	32,242,180	—	5,667,597	56,145,731
Class DT(2)*	—	116,922,598	(4,399,438)	4,110,116	116,633,276	92,508,126	1,536,709	(14,631,186)	16,709,251	96,122,900

Total Members’ Interests	$119,453,015	$167,286,500	$(11,345,279)	$17,713,826	$293,108,062	$265,989,398	$49,865,993	$(51,082,308)	$47,248,839	$312,021,922

Class A	$12,035	$—	$—	$973	$13,008	$12,940	$—	$—	$2,175	$15,115
Class C	11,870	—	—	896	12,766	12,636	—	—	2,051	14,687
Class D	—	—	—	—	—	—	—	—	—	—
Class I	—	—	—	—	—	—	—	—	—	—
Class DS (1)*	—	—	—	—	—	—	—	—	—	—
Class DT(2)*	—	—	—	—	—	—	—	—	—	—

Total Sponsor’s Interest	$23,905	$—	$—	$1,869	$25,774	$25,576	$—	$—	$4,226	$29,802
Total Members’ Capital	$119,476,920	$167,286,500	$(11,345,279)	$17,715,695	$293,133,836	$266,014,974	$49,865,993	$(51,082,308)	$47,253,065	$312,051,724

* Class DS and Class DT were previously known as Class D-SM and D-TF, respectively.

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

In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of the Fund as of June 30, 2008, and the results of its operations for the three and six months ended June 30, 2008 and 2007.  However, the operating results for the interim periods may not be indicative of the results for the full year.

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

2.    FAIR VALUE OF INVESTMENTS

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

The following table summarizes the valuation of the Fund’s investments by the above FAS 157 fair value hierarchy levels as of June 30, 2008:

	Total	Level I	Level II	Level III
Net unrealized profit (loss) on open contracts	$15,009,052	$12,324,190	$2,684,862	N/A

3.     NET ASSET VALUE PER UNIT

For financial reporting purposes, in conformity with U.S. GAAP, the Fund deducted the total initial offering costs at inception from Members’ Capital for purposes of determining Net Asset Value.  For all other purposes, including computing Net Asset Value for purposes of member subscription and redemption activity, such costs are amortized over 60 months. Consequently, the Net Asset Value and Net Asset Value per Unit of the different Classes for financial reporting purposes and for all other purposes at June 30, 2008 and December 31, 2007 are as follows:

June 30, 2008

	Net Asset Value			Net Asset Value per Unit
	All Other	Financial	Number of	All Other	Financial
	Purposes	Reporting	Units	Purposes	Reporting
Class A	$26,165,278	$26,165,278	17,864,697	$1.4646	$1.4646
Class C	106,882,253	106,882,254	75,156,394	1.4221	1.4221
Class D	13,076,747	13,073,224	8,379,222	1.5606	1.5602
Class I	13,669,105	13,662,337	9,226,197	1.4816	1.4808
Class DS	56,145,731	56,145,731	36,039,810	1.5579	1.5579
Class DT	96,122,900	96,122,900	60,820,116	1.5804	1.5804
	$312,062,014	$312,051,724	207,486,436

December 31, 2007

	Net Asset Value			Net Asset Value per Unit
				All Other	Financial
	All Other Purposes	Financial Reporting	Number of Units	Purposes	Reporting
Class A	$22,441,846	$22,441,404	17,898,315	$1.2539	$1.2538
Class C	96,877,717	96,871,359	79,180,594	1.2235	1.2234
Class D	21,588,645	21,583,979	16,300,492	1.3244	1.3241
Class I	14,381,886	14,374,152	11,363,798	1.2656	1.2649
Class DS	18,235,954	18,235,954	13,768,122	1.3245	1.3245
Class DT	92,508,126	92,508,126	69,643,298	1.3283	1.3283
	$266,034,174	$266,014,974	208,154,619

4.     MARKET AND CREDIT RISK

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

5.     RECENT ACCOUNTING PRONOUNCEMENTS

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

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“FAS 162”). FAS 162 identifies the sources of accounting principles and the framework for selecting the accounting principles used in preparing financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP. Currently, U.S. GAAP hierarchy is provided in the American Institute of Certified Public Accountants U.S. Auditing Standards (“AU”) Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles” (“AU Section 411”). FAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU Section 411. The Fund does not expect the adoption of FAS 162 to have an impact on its financial statements.

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

Class A

	Jan.	Feb.	Mar.	Apr.	May	Jun.
2007	$1.1952	$1.1332	$1.1134	$1.1604	$1.2217	$1.2604
2008	$1.3141	$1.4206	$1.3950	$1.3319	$1.3723	$1.4646

Class C

	Jan.	Feb.	Mar.	Apr.	May	Jun.
2007	$1.1769	$1.1150	$1.0946	$1.1399	$1.1991	$1.2361
2008	$1.2812	$1.3839	$1.3578	$1.2952	$1.3335	$1.4221

Class D

	Jan.	Feb.	Mar.	Apr.	May	Jun.
2007	$1.2452	$1.1823	$1.1631	$1.2137	$1.2795	$1.3217
2008	$1.3898	$1.5043	$1.4790	$1.4131	$1.4586	$1.5606

Class I

	Jan.	Feb.	Mar.	Apr.	May	Jun.
2007	$1.2019	$1.1402	$1.1206	$1.1683	$1.2304	$1.2699
2008	$1.3268	$1.4348	$1.4094	$1.3460	$1.3874	$1.4816

Class DS

	Jan.	Feb.	Mar.	Apr.	May	Jun.
2007	N/A	N/A	N/A	$1.2137	$1.2795	$1.3217
2008	$1.3899	$1.5043	$1.4792	$1.4146	$1.4589	$1.5579

Class DT

	Jan.	Feb.	Mar.	Apr.	May	Jun.
2007	N/A	N/A	N/A	N/A	N/A	$1.3245
2008	$1.3982	$1.5206	$1.4941	$1.4248	$1.4730	$1.5804

Performance Summary

January 1, 2008 to June 30, 2008

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

April 1, 2008 to June 30, 2008

The Fund posted profits for the quarter with the currencies, energy, agriculture and stock indices sectors posting gains while the metals and interest rate sectors posted losses.

The currency sector posted profits for the Fund. Losses were posted to the Fund at the beginning of the quarter after the United States dollar strengthened late in April particularly against the Euro and the Swiss franc. Profits were posted to the Fund mid-quarter through the end of the quarter as emerging market currencies made gains against the majors.

The energy sector posted profits for the Fund.  Energies finished strong at the beginning of the quarter after crude oil advanced to reach new highs. Profits continued to be posted to the Fund mid-quarter due to the oil complex continued its surge to all-time highs. Important influences included supply disruptions, bullish inventory data, long-term analyst forecasts and a weakening United States dollar. The long position in natural gas was the best performer at the end of the quarter as energy prices continued to rally posting profits to the Fund.

The agriculture sector posted profits for the Fund. Marginal losses were posted to the Fund at the beginning of the quarter after key prices came off their recent highs. Losses continued to be posted to the Fund mid-quarter as many crops retreated from their recent highs causing some profit give back. The quarter ended with profits being posted to the Fund due to grain prices rocketing to record levels after poor weather affected the United States crop forecasts.

The stock indices sector posted profits for the Fund. Losses were posted to the Fund at the beginning of the quarter due to the Fund’s short positions in the stock indices. Losses continued to be posted to the Fund mid-quarter as global stock indices remained largely range bound. As the United States economy showed further signs of weakening, global stock markets fell steadily to the benefit of the Fund’s predominantly short stock indices positions resulting in the profit being posted to the Fund at the end of the quarter.

The metals sector posted losses for the Fund. Marginal losses were posted to the Fund at the beginning of the quarter after key prices came off their recent highs. Metals sector finished close to flat mid-quarter experiencing a mix of small offsetting returns. Amid high market volatility the quarter ended with profits being posted to the Fund.

The interest rate sector posted losses for the Fund.  Losses were posted to the Fund as conditions in the global equity and fixed income markets remained challenging at the beginning of the quarter with bonds incurring the most significant losses. However, through the middle of the quarter profits were posted to the Fund due to interest rates expectations becoming more hawkish in Europe and the United Kingdom. The quarter ended with profits being posted to the Fund due to the short positions in British and European markets following suggestions of rate increases at Jean Claude Trichet’s, President of the European Central Bank System press conference.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Fund’s open positions by market category for the fiscal period. For the six months ended June 30, 2008 and 2007, the Fund’s average Month-end Net Asset Value for all other purposes was approximately $283,568,933 and $157,346,822, respectively.

	June 30, 2008
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$977,328	0.34%	$3,229,047	$294,323
Currencies	3,377,164	1.19%	9,038,747	1,289,222
Energy	1,609,381	0.57%	4,458,641	800,626
Interest Rates	17,633,102	6.22%	29,572,634	8,163,193
Metals	579,758	0.20%	2,047,636	139,919
Stock Indices	1,454,202	0.51%	3,820,724	511,838

TOTAL	$25,630,935	9.03%	$52,167,429	$11,199,121

	June 30, 2007
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$154,893	0.10%	$257,333	$43,237
Currencies	453,645	0.29%	859,545	73,826
Energy	168,933	0.11%	322,537	19,677
Interest Rates	17,370,374	11.04%	34,849,043	11,027,335
Metals	230,790	0.15%	402,404	54,595
Stock Indices	901,170	0.57%	1,372,828	434,645

TOTAL	$19,279,805	12.26%	$38,063,690	$11,653,315

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

Item 4. Controls and Procedures

MLAI’s Chief Executive Officer and the Chief Financial Officer, on behalf of the Fund, have evaluated the effectiveness of the design and operation of the disclosure controls and procedures with respect to the Fund as of and for the quarter which ended June 30, 2008, and, based on this evaluation, have concluded that these disclosure controls and procedures are effective. Additionally, there were no significant changes in the Fund’s internal controls over financial reporting which materially affect such internal controls.

There were no changes in or disagreements with the Fund’s independent registered public accounting firm on accounting and financial disclosure.

Changes in Internal Controls over Financial Reporting

No change in internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter which ended June 30, 2008 that has materially affected, or is reasonable likely to materially affect, the Fund’s internal controls, over financial reporting.

Management’s Report on Internal Control over Financial Reporting:

The Fund’s management is responsible for establishing and maintaining adequate internal controls over financial reporting.  The Fund’s internal controls over financial reporting is a process designed under the supervision of MLAI’s Chief Executive Officer and the Chief Financial Officer, on behalf of the Fund and is effected by management, other personnel and service providers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP to include policies and procedures that:

• Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Fund.

• Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP and that  receipts and expenditures of the Fund are being made only in accordance with authorizations of management of the Fund’s and Board of Managers of MLAI.

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

The Fund’s management assessed the effectiveness of the Fund’s internal controls over financial reporting as of June 30, 2008.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework”.

Based on its assessment the Fund’s management concluded that at June 30, 2008 the Fund’s internal controls over financial reporting was effective.

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

CLASS A

	Subscription
	Amount	Units	NAV (1)

Jan-08	$59,360	47,340	$1.2539
Feb-08	204,746	155,807	1.3141
Mar-08	1,515,507	1,066,808	1.4206
Apr-08	329,340	236,086	1.3950
May-08	432,533	324,749	1.3319
Jun-08	362,891	264,440	1.3723
Jul-08	382,000	260,822	1.4646

CLASS C

	Subscription
	Amount	Units	NAV (1)

Jan-08	$987,828	807,379	$1.2235
Feb-08	1,071,005	835,939	1.2812
Mar-08	1,329,328	960,566	1.3839
Apr-08	4,467,945	3,290,577	1.3578
May-08	1,513,446	1,168,504	1.2952
Jun-08	1,273,182	954,766	1.3335
Jul-08	1,281,012	900,789	1.4221

CLASS D

	Subscription
	Amount	Units	NAV (1)

Jan-08	$—	—	$1.3244
Feb-08	—	—	1.3898
Mar-08	—	—	1.5043
Apr-08	974,999	659,229	1.4790
May-08	—	—	1.4131
Jun-08	—	—	1.4586
Jul-08	—	—	1.5606

CLASS I

	Subscription
	Amount	Units	NAV (1)

Jan-08	$45,535	35,979	$1.2656
Feb-08	492,498	371,192	1.3268
Mar-08	25,000	17,424	1.4348
Apr-08	807,141	572,684	1.4094
May-08	44,823	33,301	1.3460
Jun-08	149,997	108,114	1.3874
Jul-08	74,999	50,624	1.4815

CLASS DS

	Subscription
	Amount	Units	NAV (1)

Jan-08	$1,404,330	1,060,272	$1.3245
Feb-08	1,137,736	818,574	1.3899
Mar-08	3,409,802	2,266,703	1.5043
Apr-08	10,243,376	6,924,943	1.4792
May-08	9,403,678	6,647,588	1.4146
Jun-08	6,643,258	4,553,608	1.4589
Jul-08	5,046,325	3,239,184	1.5579

CLASS DT

	Subscription
	Amount	Units	NAV (1)

Jan-08	$—	—	$1.3283
Feb-08	—	—	1.3982
Mar-08	—	—	1.5206
Apr-08	—	—	1.4941
May-08	1,536,709	1,078,544	1.4248
Jun-08	—	—	1.4730
Jul-08	—	—	1.5804

(1) Net Asset Value for all other purposes.

(b) None.

(c) None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

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

ML ASPECT FUTURESACCESS LLC

By: MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(Manager)

Date: August 13, 2008	By	/s/ PAUL MORTON
Paul Morton
Chief Executive Officer, President and Manager
(Principal Executive Officer)

Date: August 13, 2008
	By	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial and Accounting Officer)