Form 10-Q
period 2008-09-30
ML Aspect FuturesAccess LLC
filed 2008-11-14
CIK 1309132

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

212-236-2063

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

ML ASPECT FUTURESACCESS LLC

QUARTERLY REPORT FOR SEPTEMBER 30, 2008 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

ML ASPECT FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF FINANCIAL CONDITION

	September 30,	December 31,
	2008	2007
	(unaudited)	(unaudited)

ASSETS:
Equity in commodity futures trading accounts:
Cash (including restricted cash of $22,042,022 for 2008 and $40,922,943 for 2007)	$293,648,169	$267,131,712
Net unrealized profit (loss) on open contracts	4,903,974	9,368,575
Cash	153,465	40,779
Accrued interest	427,355	966,433

TOTAL ASSETS	$299,132,963	$277,507,499

LIABILITIES AND MEMBERS’ CAPITAL:
LIABILITIES:
Brokerage commissions payable	$47,814	$126,258
Management fee payable	460,754	419,877
Sponsor fee payable	257,377	247,535
Performance fee payable	4,216,611	1,956,978
Redemptions payable	7,309,798	8,473,549
Initial offering costs payable	9,368	19,200
Other	193,563	249,128

Total liabilities	12,495,285	11,492,525

MEMBERS’ CAPITAL:
Sponsor’s Capital (20,647 and 20,647 Units issued and outstanding)	27,523	25,576
Members’ Capital (206,255,183 and 208,133,972 Units issued and outstanding)	286,610,155	265,989,398

Total members’ capital	286,637,678	266,014,974

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$299,132,963	$277,507,499

NET ASSET VALUE PER UNIT (Note 3)
(Based on 206,275,830 and 208,154,619 Units outstanding, unlimited Units authorized)
See notes to financial statement

ML ASPECT FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
TRADING PROFIT (LOSS):

Realized	$(18,721,939)	$(27,383,431)	$34,573,670	$(9,077,925)
Change in unrealized	(10,105,078)	6,366,710	(4,464,601)	8,800,856
Brokerage commissions	(259,599)	(332,206)	(695,188)	(789,060)

Total trading profit (loss)	(29,086,616)	(21,348,927)	29,413,881	(1,066,129)

INVESTMENT INCOME:
Interest	1,374,542	3,542,844	5,024,851	7,638,299

EXPENSES:
Management fee	1,390,083	1,248,673	4,161,813	2,865,125
Sponsor fee	756,448	731,495	2,337,683	2,028,724
Performance fee	(5,675,583)	(3,358,443)	4,477,799	103,000
Other	231,969	166,088	623,363	453,522

Total expenses	(3,297,083)	(1,212,187)	11,600,658	5,450,371

NET INVESTMENT INCOME (LOSS)	4,671,625	4,755,031	(6,575,807)	2,187,928

NET INCOME (LOSS)	$(24,414,991)	$(16,593,896)	$22,838,074	$1,121,799

NET INCOME (LOSS) PER UNIT:

Weighted average number of Units outstanding:
Class A	18,658,711	18,486,710	18,261,886	17,509,161
Class C	76,608,319	83,454,820	77,285,731	76,311,967
Class D	8,379,222	18,241,191	11,388,863	16,054,437
Class I	10,229,061	14,594,475	10,818,177	13,712,471
Class DS (1)*	40,071,360	10,880,082	28,996,415	10,549,144
Class DT (2)*	60,843,325	85,638,436	63,760,875	87,074,196

Net income (loss) per weighted average Unit:
Class A	(0.1064)	$(0.0660)	$0.0980	$0.0305
Class C	(0.1096)	$(0.0674)	$0.0939	$0.0202
Class D	(0.1141)	$(0.0659)	$0.1876	$0.0259
Class I	(0.0978)	$(0.0634)	$0.1250	$0.0381
Class DS (1)*	(0.1201)	$(0.0634)	$0.0294	$0.0884
Class DT (2)*	(0.1194)	$(0.0810)	$0.1481	$(0.0324)

* Class DS and DT were previously known as D-SM and D-TF, respectively

(1) Units issued on April 1, 2007.

(2) Units issued on June 1, 2007.

See notes to financial statements.

ML ASPECT FuturesAccess LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

For the nine months ended September 30, 2008 and 2007

(unaudited)

	Members’ Capital			Members’ Capital	Members’ Capital			Members’ Capital
	December 31, 2006	Subscriptions	Redemptions	September 30, 2007	December 31, 2007	Subscriptions	Redemptions	September 30, 2008

Class A	13,798,588	5,241,456	(804,178)	18,235,866	17,887,996	3,583,599	(2,527,950)	18,943,645
Class C	63,313,746	26,840,025	(8,320,523)	81,833,248	79,170,266	12,618,888	(16,689,387)	75,099,767
Class D	13,531,909	6,087,954	(1,819,371)	17,800,492	16,300,492	659,229	(8,580,499)	8,379,222
Class I	12,118,637	3,002,485	(2,717,171)	12,403,951	11,363,798	3,063,709	(3,583,570)	10,843,937
Class DS (1)*	—	11,206,991	(214,540)	10,992,451	13,768,122	31,718,559	(10,038,276)	35,448,405
Class DT (2)*	—	91,381,476	(9,814,273)	81,567,203	69,643,298	1,552,098	(13,655,189)	57,540,207

Total Members’ Units	102,762,880	143,760,387	(23,690,056)	222,833,211	208,133,972	53,196,082	(55,074,871)	206,255,183

Class A	10,319	—	—	10,319	10,319	—	—	10,319
Class C	10,328	—	—	10,328	10,328	—	—	10,328
Class D	—	—	—	—	—	—	—	—
Class I	—	—	—	—	—	—	—	—
Class DS (1)*	—	—	—	—	—	—	—	—
Class DT (2)*	—	—	—	—	—	—	—	—

Total Sponsor’s Units	20,647	—	—	20,647	20,647	—	—	20,647

* Class DS and Class DT were previously known as Class D-SM and D-TF, respectively.

(1) Units issued on April 1, 2007

(2) Units issued on June 1, 2007

See notes to financial statements.

ML ASPECT FuturesAccess LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

For the nine months ended September 30, 2008 and 2007

(unaudited)

	Members’ Capital				Members’ Capital	Members’ Capital				Members’ Capital
	December 31, 2006	Subscriptions	Redemptions	Net Income (Loss)	September 30, 2007	December 31, 2007	Subscriptions	Redemptions	Net Income (Loss)	September 30, 2008
Class A	$16,089,634	$6,098,041	$(941,686)	$534,687	$21,780,676	$22,428,464	$4,932,133	$(3,492,714)	$1,789,011	$25,656,894
Class C	72,750,991	30,952,246	(9,632,643)	1,537,567	95,608,161	96,858,723	16,728,744	(22,344,289)	7,259,152	98,502,330
Class D	16,414,106	7,675,895	(2,159,382)	416,579	22,347,198	21,583,979	975,000	(12,578,954)	2,136,724	12,116,749
Class I	14,198,284	3,473,207	(3,262,740)	522,598	14,931,349	14,374,152	4,181,986	(5,050,245)	1,351,901	14,857,794
Class DS (1)*	—	13,154,375	(269,068)	932,232	13,817,539	18,235,954	46,281,581	(14,003,395)	853,916	51,368,056
Class DT (2)*	—	116,922,599	(12,262,287)	(2,822,354)	101,837,958	92,508,126	2,229,234	(20,074,451)	9,445,423	84,108,332

Total Members’ Interests	$119,453,015	$178,276,363	$(28,527,806)	$1,121,309	$270,322,881	$265,989,398	$75,328,678	$(77,544,048)	$22,836,127	$286,610,155

Class A	$12,035	$—	$—	$292	$12,327	$12,940	$—	$—	$1,037	$13,977
Class C	11,870	—	—	198	12,068	12,636	—	—	910	13,546
Class D	—	—	—	—	—	—	—	—	—	—
Class I	—	—	—	—	—	—	—	—	—	—
Class DS (1)*	—	—	—	—	—	—	—	—	—	—
Class DT (2)*	—	—	—	—	—	—	—	—	—	—

Total Sponsor’s Interest	$23,905	$—	$—	$490	$24,395	$25,576	$—	$—	$1,947	$27,523

Total Members’ Capital	$119,476,920	$178,276,363	$(28,527,806)	$1,121,799	$270,347,276	$266,014,974	$75,328,678	$(77,544,048)	$22,838,074	$286,637,678

* Class DS and Class DT were previously known as Class D-SM and D-TF, respectively.

(1) Units issued on April 1, 2007

(2) Units issued on June 1, 2007

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

In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of the Fund as of September 30, 2008, and the results of its operations for the three and nine months ended September 30, 2008 and 2007.  However, the operating results for the interim periods may not be indicative of the results for the full year.

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

Level II – Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of generally accepted and understood models or other valuation methodologies. Investments which are generally included in this category are investments valued using market data.

Level III – Pricing inputs are unobservable and include situations where there is little, if any, market activity for the investment. Fair value for these investments is determined using valuation methodologies that consider a range of factors, including but not limited to the nature of the investment, local market conditions, trading values on public exchanges for comparable securities, current and projected operating performance and financing transactions subsequent to the acquisition of the investment. The inputs into the determination of fair value require significant management judgment. Due to the inherent uncertainty of these estimates, these values may differ materially from the values that would have been used had a ready market for these investments existed. Investments that are included in this category generally are privately held debt and equity securities.

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

The following table summarizes the valuation of the Fund’s investments by the above FAS 157 fair value hierarchy levels as of September 30, 2008:

	Total	Level I	Level II	Level III
Net unrealized profit (loss) on open contracts	$4,903,974	$5,666,277	$(762,303)	N/A

3.               NET ASSET VALUE PER UNIT

For financial reporting purposes, in conformity with U.S. GAAP, the Fund deducted the total initial offering costs at inception from Members’ Capital for purposes of determining Net Asset Value.  For all other purposes, including computing Net Asset Value for purposes of member subscription and redemption activity, such costs are amortized over 60 months. Consequently, the Net Asset Value and Net Asset Value per Unit of the different Classes for financial reporting purposes and for all other purposes at September 30, 2008 and December 31, 2007 are as follows:

September 30, 2008

	Net Asset Value			Net Asset Value per Unit
	All Other Purposes	Financial Reporting	Number of Units	All Other Purposes	Financial Reporting
Class A	$25,670,871	$25,670,871	18,953,964	$1.3544	$1.3544
Class C	98,515,876	98,515,876	75,110,095	1.3116	1.3116
Class D	12,119,839	12,116,749	8,379,222	1.4464	1.4460
Class I	14,864,071	14,857,794	10,843,937	1.3707	1.3701
Class DS	51,368,056	51,368,056	35,448,405	1.4491	1.4491
Class DT	84,108,332	84,108,332	57,540,207	1.4617	1.4617
	$286,647,045	$286,637,678	206,275,830

December 31, 2007

	Net Asset Value			Net Asset Value per Unit
	All Other Purposes	Financial Reporting	Number of Units	All Other Purposes	Financial Reporting
Class A	$22,441,846	$22,441,404	17,898,315	$1.2539	$1.2538
Class C	96,877,717	96,871,359	79,180,594	1.2235	1.2234
Class D	21,588,645	21,583,979	16,300,492	1.3244	1.3241
Class I	14,381,886	14,374,152	11,363,798	1.2656	1.2649
Class DS	18,235,954	18,235,954	13,768,122	1.3245	1.3245
Class DT	92,508,126	92,508,126	69,643,298	1.3283	1.3283
	$266,034,174	$266,014,974	208,154,619

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

Item 2.            Management’s Discussion and Analysis of Financial Condition and Results of Operations

MONTH-END NET ASSET VALUE PER UNIT

(NON U.S. GAAP)

MLAI believes that the Net Asset Value used to calculate subscription and redemption value and to report performance to investors throughout the year is the most valuable to the Members of the Fund.  Therefore, the charts below referencing Net Asset Value and performance measurements are based on the Net Asset Value for all other purposes, as discussed in Note 3 to the financial statements.

Class A

	Jan.	Feb.	Mar.	Apr.	May	Jun.	Jul.	Aug.	Sept.
2007	$1.1952	$1.1332	$1.1134	$1.1604	$1.2217	$1.2604	$1.2019	$1.1348	$1.1944
2008	$1.3141	$1.4206	$1.3950	$1.3319	$1.3723	$1.4646	$1.3590	$1.3134	$1.3544

Class C

	Jan.	Feb.	Mar.	Apr.	May	Jun.	Jul.	Aug.	Sept.
2007	$1.1769	$1.1150	$1.0946	$1.1399	$1.1991	$1.2361	$1.1777	$1.1102	$1.1684
2008	$1.2812	$1.3839	$1.3578	$1.2952	$1.3335	$1.4221	$1.3183	$1.2729	$1.3116

Class D

	Jan.	Feb.	Mar.	Apr.	May	Jun.	Jul.	Aug.	Sept.
2007	$1.2452	$1.1823	$1.1631	$1.2137	$1.2795	$1.3217	$1.2620	$1.1901	$1.2557
2008	$1.3898	$1.5043	$1.4790	$1.4131	$1.4586	$1.5606	$1.4478	$1.4000	$1.4464

Class I

	Jan.	Feb.	Mar.	Apr.	May	Jun.	Jul.	Aug.	Sept.
2007	$1.2019	$1.1402	$1.1206	$1.1683	$1.2304	$1.2699	$1.2113	$1.1442	$1.2044
2008	$1.3268	$1.4348	$1.4094	$1.3460	$1.3874	$1.4815	$1.3746	$1.3287	$1.3707

Class DS

	Jan.	Feb.	Mar.	Apr.	May	Jun.	Jul.	Aug.	Sept.
2007	N/A	N/A	N/A	$1.2137	$1.2795	$1.3217	$1.2614	$1.1920	$1.2570
2008	$1.3899	$1.5043	$1.4792	$1.4146	$1.4589	$1.5579	$1.4487	$1.3950	$1.4491

Class DT

	Jan.	Feb.	Mar.	Apr.	May	Jun.	Jul.	Aug.	Sept.
2007	N/A	N/A	N/A	N/A	N/A	$1.3245	$1.2568	$1.1828	$1.2485
2008	$1.3982	$1.5206	$1.4941	$1.4248	$1.4730	$1.5804	$1.4624	$1.4125	$1.4617

Performance Summary

January 1, 2008 to September 30, 2008

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

July 1, 2008 to September 30, 2008

The Fund posted an overall loss for the quarter with the stock indices, interest rates and the metals sectors posting gains while the agriculture, energy and the currency sectors posted losses.

The stock indices sector posted profits for the Fund. Losses were posted to the Fund at the beginning through the middle of the quarter as sharp reversals occurred across a number of markets resulting in losses. Global markets were particularly volatile in September as a number of unexpected events had dramatic effects on overall market sentiment. Short positions in the stock indices resulted in profits posted to the Fund at the end of the quarter.

The interest rate sector posted profits for the Fund.  Losses were posted to the Fund at the beginning of the quarter due to losses in the European bond markets following the European Central Bank’s announcement that interest rates are likely to be maintained at current levels.  Profits were posted to the Fund in the middle of the quarter due to long positions in the bonds sector capitalizing on changing interest rate expectations as profits were seen in the United States and the Australian bond positions as well as in Japan following the Bank of Japan’s surprise decision to hold rates. The Program’s positioning of long bonds resulted in profits posted to the Fund at the end of the quarter.

The metals sector posted profits for the Fund. Losses were posted to the Fund at the beginning through the middle of the quarter due to falling precious metal prices. However, short positions in base metals offset some of the losses as prices continued to fall due to negative industrial outlook and rising metal stocks. Recessionary concerns and stock build up continued to place downward pressure on industrial metals, especially aluminum resulting in profits being posted to the Fund at the end of the quarter.

The agriculture sector posted losses for the Fund. Losses were posted to the Fund at the beginning of the quarter due to the drop in corn prices. Losses continued to be posted to the Fund mid-quarter as grain prices continued to recede from recent highs. The quarter ended with losses being posted to the Fund due to the volatility in the global markets.

The energy sector posted losses for the Fund. Losses were posted to the Fund at the beginning of the quarter due to natural gas prices falling during the month of July. Energy prices continued to fall in the middle of the quarter due to the strengthening U.S. dollar despite a brief rally due to concerns that hurricanes in the United States would disrupt supply.  Losses continued to be posted at the end of the quarter due to market volatility.

The currency sector posted losses for the Fund. The Program’s performance was mildly positive due to a lack of direction in the market.  Losses were posted to the Fund at the middle of the quarter as a result of losses from the Fund’s short U.S. dollar exposure, which had generated profits up until July 2008. The relative strength of the U.S. dollar was driven by positive economic news in the United States and a change in interest rate expectations in Australia and Europe. The latter resulted in the largest daily decline in the Euro against the U.S. dollar in almost eight years. The quarter ended with losses being posted to the Fund due to the U.S. dollar continuing to strengthen as demand for the U.S. dollar funding increased amid the reduced liquidity in money markets, and emerging markets currencies declined as a result of risk aversion.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Fund’s open positions by market category for the fiscal period. For the nine months ended September 30, 2008 and 2007, the Fund’s average Month-end Net Asset Value for all other purposes was approximately $284,584,593 and $191,440,739, respectively.

	September 30, 2008
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$822,686	0.29%	$3,229,047	$147,261
Currencies	3,076,122	1.09%	9,038,747	404,908
Energy	1,347,052	0.47%	4,458,641	220,369
Interest Rates	19,961,801	7.01%	41,848,012	8,163,193
Metals	543,664	0.19%	2,047,636	139,919
Stock Indices	1,705,177	0.60%	5,255,225	373,561

TOTAL	$27,456,502	9.65%	$65,877,308	$9,449,211

	September 30, 2007
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$346,758	0.18%	$1,761,496	$43,237
Currencies	1,314,157	0.69%	7,087,844	$73,826
Energy	599,489	0.31%	3,744,551	13,104
Interest Rates	17,804,919	9.30%	34,849,043	11,027,335
Metals	608,470	0.32%	2,665,713	54,595
Stock Indices	942,645	0.49%	1,964,200	94,753

TOTAL	$21,616,438	11.29%	$52,072,847	$11,306,850

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

CLASS A

	Subscription
	Amount	Units	NAV (1)

Jan-08	$59,360	47,340	$1.2539
Feb-08	204,746	155,807	1.3141
Mar-08	1,515,507	1,066,808	1.4206
Apr-08	329,340	236,086	1.3950
May-08	432,533	324,749	1.3319
Jun-08	362,891	264,440	1.3723
Jul-08	372,445	254,298	1.4646
Aug-08	1,027,642	756,175	1.3590
Sep-08	627,669	477,896	1.3134
Oct-08	1,107,846	817,961	1.3544

CLASS C

	Subscription
	Amount	Units	NAV (1)

Jan-08	$987,828	807,379	$1.2235
Feb-08	1,071,005	835,939	1.2812
Mar-08	1,329,328	960,566	1.3839
Apr-08	4,467,945	3,290,577	1.3578
May-08	1,513,446	1,168,504	1.2952
Jun-08	1,273,182	954,766	1.3335
Jul-08	1,281,113	900,860	1.4221
Aug-08	2,752,458	2,087,885	1.3183
Sep-08	2,052,439	1,612,412	1.2729
Oct-08	385,717	273,496	1.3116
	—	—

CLASS D

	Subscription
	Amount	Units	NAV (1)

Jan-08	$—	—	$1.3244
Feb-08	—	—	1.3898
Mar-08	—	—	1.5043
Apr-08	975,000	659,229	1.4790
May-08	—	—	1.4131
Jun-08	—	—	1.4586
Jul-08	—	—	1.5606
Aug-08	—	—	1.4478
Sep-08	—	—	1.4000
Oct-08	—	—	1.4464

CLASS I

	Subscription
	Amount	Units	NAV (1)

Jan-08	$45,535	35,979	$1.2656
Feb-08	492,498	371,192	1.3268
Mar-08	25,000	17,424	1.4348
Apr-08	807,141	572,684	1.4094
May-08	44,823	33,301	1.3460
Jun-08	149,997	108,114	1.3874
Jul-08	74,999	50,624	1.4815
Aug-08	1,541,993	1,121,777	1.3746
Sep-08	1,000,000	752,614	1.3287
Oct-08	—	—	1.3707

CLASS DS

	Subscription
	Amount	Units	NAV (1)

Jan-08	$1,404,330	1,060,272	$1.3245
Feb-08	1,137,736	818,574	1.3899
Mar-08	3,409,802	2,266,703	1.5043
Apr-08	10,243,376	6,924,943	1.4792
May-08	9,403,678	6,647,588	1.4146
Jun-08	6,643,258	4,553,608	1.4589
Jul-08	5,046,325	3,239,184	1.5579
Aug-08	8,993,076	6,207,687	1.4487
Sep-08	—	—	1.3950
Oct-08	—	—	1.4491

CLASS DT

	Subscription
	Amount	Units	NAV (1)

Jan-08	$—	—	$1.3283
Feb-08	—	—	1.3982
Mar-08	—	—	1.5206
Apr-08	—	—	1.4941
May-08	1,536,709	1,078,544	1.4248
Jun-08	—	—	1.4730
Jul-08	—	—	1.5804
Aug-08	692,525	473,554	1.4624
Sep-08	—	—	1.4125
Oct-08	—	—	1.4617

(1) Net Asset Value for all other purposes.

(b) None.

(c) None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

On September 15, 2008, Merrill Lynch & Co., Inc. (“Merrill Lynch”) and Bank of America Corporation (“Bank of America”) entered into an Agreement and Plan of Merger (the “Merger Agreement”).  The Merger Agreement provides that, on the terms and conditions set forth therein, a wholly owned subsidiary of Bank of America will merge into Merrill Lynch and Merrill Lynch will continue as the surviving corporation as a wholly owned subsidiary of Bank of America (the “Merger).  The Merger has been approved by the board of directors of each of Merrill Lynch and Bank of America and is scheduled to close in the first quarter of 2009 or earlier, subject to shareholder approval at both companies, customary closing conditions and standard regulatory approvals.

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

ML ASPECT FUTURESACCESS LLC

By: MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(Manager)

Date: November 14, 2008	By	/s/ PAUL MORTON
Paul Morton
Chief Executive Officer, President and Manager
(Principal Executive Officer)

Date: November 14, 2008
	By	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial and Accounting Officer)