Form 10-K
period 2008-12-31
ML Aspect FuturesAccess LLC
filed 2009-03-31
CIK 1309132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2008

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

Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Small reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).

Yes ☐  No ☒

The Units of the limited liability company interest registrant are not publicly traded. Accordingly, there is no aggregate market value for the registrant’s outstanding equity that is readily determinable.

As of January 31, 2009 Units of limited liability company interest with an aggregate net asset value of $313,686,201 were outstanding and held by non-affiliates.

Documents Incorporated by Reference

The registrant’s 2008 Annual Report and Report of Independent Registered Public Accounting Firm, the annual report to security holders for the year ended December 31, 2008, is incorporated by reference into Part II, Item 8, and Part IV hereof and filed as an Exhibit herewith. Copies of the annual report are available free of charge by contacting Alternative Investments Client Services at 1-866-MER-ALTS.

ML ASPECT FUTURESACCESS LLC

ANNUAL REPORT FOR 2008 ON FORM 10-K

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

Merrill Lynch Alternative Investments LLC (“MLAI”) is the sponsor (“Sponsor”) and manager (“Manager”) of the Fund. MLAI is an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc. (“Merrill Lynch”).  Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”), a wholly-owned subsidiary of Merrill Lynch, is the Fund’s commodity broker. On September 15, 2008, Merrill Lynch & Co., Inc. (“Merrill Lynch” or the “Company”) entered into an Agreement and Plan of Merger (as amended by Amendment No. 1 dated as of October 21, 2008, the “Merger Agreement”) with Bank of America Corporation (“Bank of America”). Pursuant to the Merger Agreement, on January 1, 2009, a wholly-owned subsidiary of Bank of America (“Merger Sub”) merged with and into Merrill Lynch, with Merrill Lynch continuing as the surviving corporation and a subsidiary of Bank of America (the “Merger”).

As of December 31, 2008, the Net Asset Value of the Fund for all other purposes was $320,413,868 and the Net Asset Value per Unit for all other purposes was $1.5925 for Class A, $1.5392 for Class C, $1.7137 for Class D,  $1.6148 for Class I, $1.7065 for class DS and $1.7440 for Class DT.  The capitalization and Net Asset Value per Unit for financial reporting purposes in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) was $320,433,806 and $1.5927 for Class A, $1.5393 for Class C, $1.7134 for Class D, $1.6142 for Class I, $1.7067 for Class DS and $1.7442 for Class DT.

The highest month-end Net Asset Value per Unit for all other purposes for Class A since Aspect began trading was $1.5925 (December 31st, 2008) and the lowest was $0.9690 (April 30, 2005).  The highest month-end Net Asset Value per Unit for all other purposes for Class C since Aspect began trading was $1.5392 (December 31, 2008) and the lowest was $0.9682 (April 30, 2005).  The highest month-end Net Asset Value per Unit for all other purposes for Class D since Aspect began trading was $1.7137 (December 31, 2008) and the lowest was $0.9702 (April 30, 2005).  The highest month-end Net Asset Value per Unit for all other purposes for Class I since Aspect began trading was $1.6148 (December 31, 2008) and the lowest was $0.9693 (April 30, 2005). The highest month-end Net Asset Value per Unit for all other purposes for Class DS since inception was $1.7065 (December 31, 2008) and the lowest was $1.1631 (March 30, 2007).  The highest month-end Net Asset Value per Unit for all other purposes for Class DT since inception was $1.7440 (December 31, 2008) and the lowest was $1.1828 (August 30, 2007).

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

Charges

The following table summarizes the charges incurred by the Fund for the years ended December 31, 2008, 2007 and 2006.

	2008		2007		2006
Charges	Dollar Amount	% of Average Month-End Net Assets	Dollar Amount	% of Average Month-End Net Assets	Dollar Amount	% of Average Month-End Net Assets
Other Expenses	$743,997	0.26%	$665,497	0.32%	$663,356	0.95%
Sponsor fees	3,172,388	1.09%	2,781,129	1.33%	1,358,328	1.95%
Management fees	5,712,987	1.97%	4,139,254	1.98%	1,479,278	2.13%
Performance fees	16,320,740	5.62%	2,038,070	0.97%	1,416,045	2.04%
Total	$25,950,112	8.94%	$9,623,950	4.60%	$4,917,007	7.07%

The foregoing table does not reflect the bid-ask spreads paid by the Fund on its forward trading, or the benefits which may be derived by Merrill Lynch from the deposit of certain of the Fund’s U.S. dollar assets maintained at MLPF&S.

 The Fund’s average month-end Net Assets for all other purposes during 2008, 2007 and 2006 equaled $290,484,044, $209,511,078 and $69,564,476 respectively.

During 2008, the Fund earned $5,306,094 in interest income, or approximately 1.83% of the Fund’s average month-end Net Assets for other reporting purposes. During 2007, the Fund earned $10,674,137 in interest income, or approximately 5.09% of the Fund’s average month-end Net Assets for other reporting purposes. During 2006, the Fund earned $3,456,878 in interest income, or approximately 4.97% of the Fund’s average month-end Net Assets for other reporting purposes.

Description of Current Charges

Recipient	Nature of Payment	Amount of Payment
MLPF&S	Brokerage Commissions

During 2008, 2007 and 2006 the average round-turn (each purchase and sale or sale and purchase of a single futures contract) rate of the Fund’s Brokerage Commissions was approximately $6.03, $9.92, and $12.13, respectively.

MLPF&S	Use of assets	Merrill Lynch may derive an economic benefit from the deposit of certain of the Fund’s U.S. dollar assets in accounts maintained at MLPF&S.

Merrill Lynch and MLPF&S MLAI	Sponsor Fees

A flat-rate monthly charge of 0.125 of 1% (1.50% annual rate) on Class A units, flat-rate monthly charge of 0.2083 of 1% (2.50% annual rate) on Class C units, a flat-rate monthly charge of 0.0917 of 1% (1.10% annual rate) on Class I units (including the monthly interest credit and before reduction for accrued month-end redemptions, distributions, management fees or performance fees, in each case as of the end of the month of determination). Class D, DS and DT do not pay Sponsor Fees.

MLPF&S	Sales Commissions

Class A Units are subject to a sales commission paid to Merrill Lynch ranging from 1.0% to 2.5%. Class D and Class I Units are subject to sales commissions up to 0.5%. The rate assessed to a given subscription is based upon the subscription amount. Sales commissions are deducted from proceeds prior to entering the Fund. Shares purchased and reflected in the fund records are net of any commissions charged by MLPF&S. Class C, Class DS and Class DT Units are not subject to any sales commissions.

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

Aspect and MLAI	Annual performance fees

20% of any New Trading Profits, as defined, generated by the Fund and allocated for Classes A, C, I, D and DS and 15% of any New Trading Profits, as defined, generated by the Fund and allocated for Class DT as a whole as of the end of each calendar year. MLAI receives 25% of the performance fees.

Aspect and MLAI	Management fees	A flat-rate monthly net charge of 0.1667 of 1% of the Fund’s month-end net assets (a 2% annual rate) except for Class DT which charges 1.50%. MLAI receives 25% of the management fees.

Others	Operating expense of Fund including audit, legal and tax services	Actual payments to third parties.

MLAI	Ongoing Offering Costs Reimbursed	Actual costs incurred.

Regulation

MLAI, Aspect and MLPF&S are each subject to regulation by the Commodity Futures Trading Commission (“CFTC”) and the National Futures Association (“NFA”).  Other than in respect of the registration requirements pertaining to the Fund’s securities under Section 12(g) of the Securities Exchange Act of 1934, the Fund is generally not subject to regulation by the Securities and Exchange Commission (the “SEC”).  However, MLAI is registered as an “investment advisor” under the Investment Advisers Act of 1940.  MLPF&S is also regulated by the SEC and the Financial Industry Regulatory Authority (“FINRA”).

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

Possibility of Additional Government or Market Regulation

Market disruptions and the dramatic increase in the capital allocated to alternative investment strategies during recent years have led to increased governmental as well as self-regulatory scrutiny of the alternative investment funds industry in general. In addition, certain legislation proposing greater regulation of the industry periodically is considered by the U.S. Congress, as well as the governing bodies of foreign jurisdictions. It is impossible to predict what, if any, changes in the regulations applicable to the Fund, its Manager (MLAI) the markets in which they trade and invest or the counterparties with which they do business may be instituted in the future. Any such regulation could have a material adverse impact on the profit potential of the Fund, as well as require increased transparency as to the identity of the Fund’s members.

Forward Trading

The Fund will trade currencies in the forward markets in addition to trading in the futures markets.  The forward markets are over-the-counter, non- exchange,  traded markets, and in trading in the forward markets, the Fund will be dependent on the credit standing of the counterparties with which they trade, without the financial support of any clearinghouse system.  In addition, the prices offered for the same forward contract may vary significantly among different forward market participants.  Forward markets counterparties are under no obligation to enter into forward transactions with the Fund, including transactions through which the Fund is attempting to liquidate open positions.

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

The profits and losses derived from trading foreign futures and forwards will generally be denominated in foreign currencies; consequently, the Fund will be subject to a certain degree of exchange-rate risk in trading such contracts.

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

The Fund’s offices are the administrative offices of MLAI (Merrill Lynch Alternative Investments LLC, Two World Financial Center, 7th Floor, New York, New York 10281).  MLAI performs administrative services for the Fund from MLAI’s offices.

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

(b)                                 Holders:

As of December 31, 2008, there were 2,729 holders of Units, including MLAI.

(c)                                  Dividends:

MLAI has not made and does not contemplate making any distributions on the Units.

(d)                                 Securities Authorized for Issuance Under Equity Compensation Plans:

Not applicable.

(e)                                  Performance Graph:

Not applicable.

(f)                                    Recent Sales of Unregistered Securities:

Issuance to accredited investors pursuant to Regulation D and Section 4(6) under the Securities Act.  The selling agent of the following Class of Units was MLPF&S.

CLASS A

	Subscription
	Amount	Units	NAV (1)
Jan-08	$59,360	47,340	1.2539
Feb-08	204,746	155,807	1.3141
Mar-08	1,515,507	1,066,808	1.4206
Apr-08	329,340	236,086	1.3950
May-08	432,533	324,749	1.3319
Jun-08	362,891	264,440	1.3723
Jul-08	372,445	254,298	1.4646
Aug-08	1,027,642	756,175	1.3590
Sep-08	627,669	477,896	1.3134
Oct-08	1,107,846	817,961	1.3544
Nov-08	55,133	37,804	1.4584
Dec-08	48,749	31,800	1.5330
Jan-09	—	—	1.5925
Feb-09	612,698	383,056	1.5995

CLASS C

	Subscription
	Amount	Units	NAV (1)
Jan-08	$987,828	807,379	1.2235
Feb-08	1,071,005	835,939	1.2812
Mar-08	1,329,328	960,566	1.3839
Apr-08	4,467,945	3,290,577	1.3578
May-08	1,513,446	1,168,504	1.2952
Jun-08	1,273,182	954,766	1.3335
Jul-08	1,281,113	900,860	1.4221
Aug-08	2,752,459	2,087,885	1.3183
Sep-08	2,052,439	1,612,412	1.2729
Oct-08	358,717	273,496	1.3116
Nov-08	1,413,404	1,001,349	1.4115
Dec-08	982,097	662,371	1.4827
Jan-09	442,877	287,732	1.5392
Feb-09	696,976	451,205	1.5447

CLASS D

	Subscription
	Amount	Units	NAV (1)
Jan-08	$—	—	1.3244
Feb-08	—	—	1.3898
Mar-08	—	—	1.5043
Apr-08	975,000	659,229	1.4790
May-08	—	—	1.4131
Jun-08	—	—	1.4586
Jul-08	—	—	1.5606
Aug-08	—	—	1.4478
Sep-08	—	—	1.4000
Oct-08	—	—	1.4464
Nov-08	—	—	1.5617
Dec-08	—	—	1.6460
Jan-09	—	—	1.7137
Feb-09	—	—	1.7234

CLASS I

	Subscription
	Amount	Units	NAV (1)
Jan-08	$45,535	35,979	1.2656
Feb-08	492,498	371,192	1.3268
Mar-08	25,000	17,424	1.4348
Apr-08	807,141	572,684	1.4094
May-08	44,823	33,301	1.3460
Jun-08	149,997	108,114	1.3874
Jul-08	74,998	50,623	1.4815
Aug-08	1,541,994	1,121,777	1.3746
Sep-08	1,000,000	752,615	1.3287
Oct-08	—	—	1.3707
Nov-08	—	—	1.4770
Dec-08	—	—	1.5535
Jan-09	9,999	6,192	1.6148
Feb-09	19,999	12,326	1.6225

CLASS DS

	Subscription
	Amount	Units	NAV (1)
Jan-08	$1,404,330	1,060,272	1.3245
Feb-08	1,137,736	818,574	1.3899
Mar-08	3,409,802	2,266,703	1.5043
Apr-08	10,243,376	6,924,943	1.4792
May-08	9,403,678	6,647,588	1.4146
Jun-08	6,643,258	4,553,608	1.4589
Jul-08	5,046,325	3,239,184	1.5579
Aug-08	8,993,076	6,207,687	1.4487
Sep-08	—	—	1.3950
Oct-08	301,259	207,894	1.4491
Nov-08	2,557,098	1,638,220	1.5609
Dec-08	6,976,141	4,249,340	1.6417
Jan-09	1,014,112	594,264	1.7065
Feb-09	1,916,850	1,116,915	1.7162

CLASS DT

	Subscription
	Amount	Units	NAV (1)
Jan-08	$—	—	1.3283
Feb-08	—	—	1.3982
Mar-08	—	—	1.5206
Apr-08	—	—	1.4941
May-08	1,536,709	1,078,544	1.4248
Jun-08	—	—	1.4730
Jul-08	—	—	1.5804
Aug-08	692,526	473,554	1.4624
Sep-08	—	—	1.4125
Oct-08	—	—	1.4617
Nov-08	—	—	1.5837
Dec-08	—	—	1.6724
Jan-09	—	—	1.7440
Feb-09	—	—	1.7551

(1) Beginning of the month Net Asset Value for all other purposes

Class A Units are subject to a sales commission paid to Merrill Lynch ranging from 1.0% to 2.5%.  Class D, Class DS, Class DT and Class I Units are subject to sales commissions up to 0.5%.  The rate assessed to a given subscription is based upon the subscription amount.  Sales commissions are directly deducted from subscription amounts.  Class C Units are not subject to any sales commissions.

Item 5(b)

Not applicable.

Item 5(c)

Not applicable.

Item 6:   Selected Financial Data

Statements of Operations	For the year ended December 31, 2008	For the year ended December 31, 2007	For the year ended December 31, 2006	For the year ended December 31, 2005

Trading profit (loss)
Realized	$93,209,117	$12,040,023	$3,685,911	$1,461,386
Change in unrealized	2,497,935	3,857,805	4,871,886	638,884
Brokerage commissions	(787,841)	(1,052,707)	(364,137)	(87,681)
Total trading profit (loss)	94,919,211	14,845,121	8,193,660	2,012,589

INVESTMENT INCOME:
Interest	5,306,094	10,674,137	3,456,878	523,605

EXPENSES:
Management fees	5,712,987	4,139,254	1,479,278	318,128
Performance fees	16,320,740	2,038,070	1,416,045	422,270
Sponsor fees	3,172,388	2,781,129	1,358,328	230,699
Other	743,997	665,497	663,356	93,442
Total Expenses	25,950,112	9,623,950	4,917,007	1,064,539

NET INVESTMENT INCOME (LOSS)	(20,644,018)	1,050,187	(1,460,129)	(540,934)

NET INCOME (LOSS)	$74,275,193	$15,895,308	$6,733,531	$1,471,655

Balance Sheet Data	December 31, 2008	December 31, 2007	December 31, 2006	December 31, 2005

Members’ Capital	$320,433,806	$266,014,974	$119,476,920	$30,404,653
Net Asset Value per Class A Unit	1.5927	1.2538	1.1660	1.0638
Net Asset Value per Class C Unit	1.5393	1.2234	1.1491	1.0584
Net Asset Value per Class D Unit	1.7134	1.3241	1.2130	1.0935
Net Asset Value per Class I Unit	1.6142	1.2649	1.1716	1.0590
Net Asset Value per Class DS Unit	1.7067	1.3245	—	—
Net Asset Value per Class DT Unit	1.7442	1.3283	—	—

The following selected financial data has been derived from the financial statements of the Fund.

For financial reporting purposes, in conformity with U.S. GAAP, the Fund deducted the total initial offering costs payable to MLAI at inception from Members’ Capital for purposes of determining Net Asset Value.  For all other purposes, including computing Net Asset Value for purposes of member subscription and redemption activity, such payment is amortized over 60 months.  Consequently, as of December 31, 2008 and 2007, the Net Asset Value and Net Asset Value per Unit of the different Classes for financial reporting purposes and for all other purposes are as follows:

December 31, 2008

	Net Asset Value			Net Asset Value per Unit
	All Other Purposes (unaudited)	Financial Reporting	Number of Units	All Other Purposes (unaudited)	Financial Reporting
Class A	$29,804,179	$29,807,147	18,714,925	$1.5925	$1.5927
Class C	105,099,697	105,106,897	68,281,073	1.5392	1.5393
Class D	11,852,201	11,849,514	6,915,976	1.7137	1.7134
Class I	14,470,870	14,465,113	8,961,247	1.6148	1.6142
Class DS	70,896,651	70,902,871	41,543,859	1.7065	1.7067
Class DT	88,290,270	88,302,264	50,625,248	1.7440	1.7442
	$320,413,868	$320,433,806	195,042,328

December 31, 2007

	Net Asset Value			Net Asset Value per Unit
	All Other Purposes (unaudited)	Financial Reporting	Number of Units	All Other Purposes (unaudited)	Financial Reporting
Class A	$22,441,846	$22,441,404	17,898,315	$1.2539	$1.2538
Class C	96,877,717	96,871,359	79,180,594	1.2235	1.2234
Class D	21,588,645	21,583,979	16,300,492	1.3244	1.3241
Class I	14,381,886	14,374,152	11,363,798	1.2656	1.2649
Class DS	18,235,954	18,235,954	13,768,122	1.3245	1.3245
Class DT	92,508,126	92,508,126	69,643,298	1.3283	1.3283
	$266,034,174	$266,014,974	208,154,619

MLAI believes that the Net Asset Value used to calculate subscription and redemption value and report performance to investors throughout the year is the most valuable information to the Members of the Fund.  Therefore, the charts below referencing Net Asset Value and performance measurements are based on the Net Asset Value for all other purposes.

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS A

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2005	n/a	n/a	n/a	$0.9690	$1.0071	$1.0401	$1.0206	$1.0532	$1.0499	$1.0320	$1.0727	$1.0660
2006	$1.0832	$1.0733	$1.1176	$1.1701	$1.1235	$1.1246	$1.0782	$1.0669	$1.0714	$1.1159	$1.1183	$1.1662
2007	$1.1952	$1.1332	$1.1134	$1.1604	$1.2217	$1.2604	$1.2019	$1.1348	$1.1944	$1.2622	$1.2253	$1.2539
2008	$1.3141	$1.4206	$1.3950	$1.3319	$1.3723	$1.4646	$1.3590	$1.3134	$1.3544	$1.4584	$1.5330	$1.5925

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS C

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2005	n/a	n/a	n/a	$0.9682	$1.0054	$1.0376	$1.0206	$1.0521	$1.0485	$1.0284	$1.0685	$1.0605
2006	$1.0768	$1.0662	$1.1093	$1.1595	$1.1115	$1.1131	$1.0663	$1.0543	$1.0579	$1.1008	$1.1025	$1.1493
2007	$1.1769	$1.1150	$1.0946	$1.1399	$1.1991	$1.2361	$1.1777	$1.1102	$1.1684	$1.2337	$1.1966	$1.2235
2008	$1.2812	$1.3839	$1.3578	$1.2952	$1.3335	$1.4221	$1.3183	$1.2729	$1.3116	$1.4115	$1.4827	$1.5392

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS D

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2005	n/a	n/a	n/a	$0.9702	$1.0096	$1.0447	$1.0308	$1.0655	$1.0663	$1.0496	$1.0935	$1.0957
2006	$1.1148	$1.1086	$1.1563	$1.2076	$1.1546	$1.1599	$1.1142	$1.1039	$1.1100	$1.1575	$1.1618	$1.2134
2007	$1.2452	$1.1823	$1.1631	$1.2137	$1.2795	$1.3217	$1.2620	$1.1901	$1.2557	$1.3299	$1.2926	$1.3244
2008	$1.3898	$1.5043	$1.4790	$1.4131	$1.4586	$1.5606	$1.4478	$1.4000	$1.4464	$1.5617	$1.6460	$1.7137

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS I

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2005	n/a	n/a	n/a	$0.9693	$1.0078	$1.0417	$1.0188	$1.0520	$1.0442	$1.0268	$1.0674	$1.0611
2006	$1.0786	$1.0690	$1.1139	$1.1664	$1.1231	$1.1270	$1.0815	$1.0705	$1.0754	$1.1204	$1.1235	$1.1723
2007	$1.2019	$1.1402	$1.1206	$1.1683	$1.2304	$1.2699	$1.2113	$1.1442	$1.2044	$1.2732	$1.2363	$1.2656
2008	$1.3268	$1.4348	$1.4094	$1.3460	$1.3874	$1.4815	$1.3746	$1.3287	$1.3707	$1.4770	$1.5535	$1.6148

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DS

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2007	n/a	n/a	$1.1631	$1.2137	$1.2795	$1.3217	$1.2614	$1.1920	$1.2570	$1.3300	$1.2927	$1.3245
2008	$1.3899	$1.5043	$1.4792	$1.4146	$1.4589	$1.5579	$1.4487	$1.3950	$1.4491	$1.5609	$1.6417	$1.7065

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DT

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2007	n/a	n/a	n/a	n/a	$1.2795	$1.3245	$1.2568	$1.1828	$1.2485	$1.3338	$1.2912	$1.3283
2008	$1.3982	$1.5206	$1.4941	$1.4248	$1.4730	$1.5804	$1.4624	$1.4125	$1.4617	$1.5837	$1.6724	$1.7440

ML ASPECT FUTURESACCESS LLC

(CLASS A UNITS) (5)

December 31, 2008

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: April 2005

Aggregate Subscriptions:    $28,738,312

Current Capitalization:   $29,804,179

Worst Monthly Drawdown(2):  (7.21)% (July 2008)

Worst Peak-to-Valley Drawdown(3):  (10.33)%  (July – August 2008)

Net Asset Value per Unit for Class A, December 31, 2008:   $1.5925

Monthly Rates of Return (4)

Month	2008	2007	2006
January	4.80%	2.49%	1.62%
February	8.10	(5.19)	(0.91)
March	(1.80)	(1.75)	4.12
April	(4.52)	4.22	4.70
May	3.03	5.29	(3.98)
June	6.73	3.17	0.10
July	(7.21)	(4.64)	(4.13)
August	(3.36)	(5.59)	(1.05)
September	3.12	5.26	0.43
October	7.68	5.67	4.15
November	5.12	(2.93)	0.22
December	3.88	2.33	4.28
Compound Annual Rate of Return	27.00%	7.52%	9.40%

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit for all other purposes.  The inception to date total return based on U.S. GAAP is 59.27%.

ML ASPECT FUTURESACCESS LLC

(CLASS C UNITS) (5)

December 31, 2008

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: April 2005

Aggregate Subscriptions:    $127,487,172

Current Capitalization:   $105,099,697

Worst Monthly Drawdown(2):  (7.30)% (July 2008)

Worst Peak-to-Valley Drawdown(3):  (10.49)%  (July – August 2008)

Net Asset Value per Unit for Class C, December 31, 2008:   $1.5392

Monthly Rates of Return (4)

Month	2008	2007	2006
January	4.72%	2.40%	1.53%
February	8.02	(5.26)	(0.98)
March	(1.89)	(1.83)	4.04
April	(4.61)	4.13	4.52
May	2.96	5.20	(4.14)
June	6.64	3.08	0.15
July	(7.30)	(4.72)	(4.20)
August	(3.44)	(5.73)	(1.13)
September	3.04	5.24	0.34
October	7.62	5.59	4.06
November	5.04	(3.01)	0.15
December	3.81	2.25	4.24
Compound Annual Rate of Return	25.80%	6.46%	8.37%

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit for all other purposes.  The inception to date total return based on U.S. GAAP is 53.93%.

ML ASPECT FUTURESACCESS LLC

(CLASS D UNITS) (5)

December 31, 2008

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: April 2005

Aggregate Subscriptions:    $30,601,374

Current Capitalization:   $11,852,201

Worst Monthly Drawdown(2):  (7.23)% (July 2008)

Worst Peak-to-Valley Drawdown(3):  (10.29)%  (July – August 2008)

Net Asset Value per Unit for Class D, December 31, 2008:   $1.7137

Monthly Rates of Return (4)

Month	2008	2007	2006
January	4.94%	2.61%	1.75%
February	8.24	(5.05)	(0.55)
March	(1.68)	(1.63)	4.30
April	(4.46)	4.35	4.44
May	3.22	5.42	(4.39)
June	6.99	3.30	0.46
July	(7.23)	(4.52)	(3.93)
August	(3.30)	(5.69)	(0.92)
September	3.31	5.51	0.55
October	7.97	5.91	4.28
November	5.40	(2.80)	0.37
December	4.11	2.46	4.45
Compound Annual Rate of Return	29.38%	9.15%	10.74%

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit for all other purposes.  The inception to date total return based on U.S. GAAP is 71.34%.

ML ASPECT FUTURESACCESS LLC

(CLASS I UNITS) (5)

December 31, 2008

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: April 2005

Aggregate Subscriptions:    $21,209,586

Current Capitalization:   $14,470,870

Worst Monthly Drawdown(2):  (7.22)%  (July 2008)

Worst Peak-to-Valley Drawdown(3):  (10.32)%  (July – August 2008)

Net Asset Value per Unit for Class I, December 31, 2008:   $1.6148

Monthly Rates of Return (4)

Month	2008	2007	2006
January	4.84%	2.52%	1.65%
February	8.14	(5.14)	(0.89)
March	(1.77)	(1.72)	4.20
April	(4.50)	4.25	4.71
May	3.08	5.32	(3.71)
June	6.78	3.20	0.35
July	(7.22)	(4.61)	(4.04)
August	(3.34)	(5.54)	(1.02)
September	3.16	5.26	0.46
October	7.76	5.71	4.18
November	5.18	(2.89)	0.28
December	3.95	2.37	4.35
Compound Annual Rate of Return	27.60%	7.95%	10.48%

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit for all other purposes.  The inception to date total return based on U.S. GAAP is 61.42%.

ML ASPECT FUTURESACCESS LLC

(CLASS DS UNITS) (5) (6)

December 31, 2008

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: April 2007

Aggregate Subscriptions:    $72,858,663

Current Capitalization:   $70,896,651

Worst Monthly Drawdown(2):  (7.01)%  (July 2008)

Worst Peak-to-Valley Drawdown(3):  (10.46)%  (July – August 2008)

Net Asset Value per Unit for Class DS, December 31, 2008:   $1.7065

Monthly Rates of Return (4)

Month	2008	2007
January	4.94%	—
February	8.23	—
March	(1.67)	—
April	(4.37)	4.35%
May	3.13	5.42
June	6.79	3.30
July	(7.01)	(4.56)
August	(3.71)	(5.50)
September	3.88	5.45
October	7.72	5.81
November	5.18	(2.80)
December	3.95	2.46
Compound Annual Rate of Return	28.85%	13.88%

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit for all other purposes.  The inception to date total return based on U.S. GAAP is 54.36%.

(6) Class DS was previously known as Class D-SM.

ML ASPECT FUTURESACCESS LLC

(CLASS DT UNITS) (5) (6)

December 31, 2008

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: June 2007

Aggregate Subscriptions:    $119,151,833

Current Capitalization:   $88,290,270

Worst Monthly Drawdown(2):  (7.47)%  (July 2008)

Worst Peak-to-Valley Drawdown(3):  (10.69)%  (July – August 2007)

Net Asset Value per Unit for Class DT, December 31, 2008:   $1.7440

Monthly Rates of Return (4)

Month	2008	2007
January	5.26%	—
February	8.75	—
March	(1.75)	—
April	(4.63)	—
May	3.38	—
June	7.29	3.25%
July	(7.47)	(5.11)
August	(3.41)	(5.88)
September	3.48	5.55
October	8.35	6.83
November	5.60	(3.20)
December	4.28	2.88
Compound Annual Rate of Return	31.29%	3.81%

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit for all other purposes.  The inception to date total return based on U.S. GAAP is 46.47%.

(6) Class DT was previously known as Class D-TF.

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

December 31, 2008	Total Trading Profit (Loss)

Interest Rates	$46,274,531
Agricultural	3,506,251
Currencies	(5,895,091)
Energy	14,706,695
Metals	13,834,077
Stock Indices	22,424,681
94,851,144
Change in Brokerage Commission Payable	68,067
$94,919,211

The Fund posted profits for year with the interest rates, stock indices, energy, metals and agriculture sectors posting gains while the currency sector posted losses.

The interest rate sector posted profits for the Fund at the beginning of the year. The weak economic data early in January suggested an increased likelihood of a recession that was reflected in an increased level of risk aversion on the part of many investors which prompted the U.S. Federal Reserve to cut interest rates. The Fund’s long positions in short term interest rates were particularly profitable as were the long term positions in bonds. The reduction in interest rates created positive market sentiment. Profits continued to be posted to the Fund mid-quarter only to be offset by losses at the end of the quarter due to short term interest rates finishing down. Losses were posted to the Fund as conditions in the global equity and fixed income markets remained challenging at the beginning of the second quarter with bonds incurring the most significant losses. However, through the middle of the second quarter profits were posted to the Fund due to interest rates expectations becoming more hawkish in Europe and the United Kingdom. The second quarter ended with profits being posted to the Fund due to the short positions in British and European markets following suggestions of rate increases at Jean Claude Trichet’s, President of the European Central Bank System press conference. Losses were posted to the Fund at the beginning of the third quarter due to losses in the European bond markets following the European Central Bank’s announcement that interest rates are likely to be maintained at current levels.  Profits were posted to the Fund in the middle of the third quarter due to long positions in the bonds sector capitalizing on changing interest rate expectations as profits were seen in the United States and the Australian bond positions as well as in Japan following the Bank of Japan’s surprise decision to hold rates. The Program’s positioning of long term bonds resulted in profits posted to the Fund as the third quarter ended. Profits were posted to the Fund at the beginning of the fourth quarter due to the Fund’s long positions in the short term interest rate benefiting from the turmoil in the financial markets. Also contributing to profits being posted to the Fund was the fact that major central banks joined in coordinated interest rate cuts in an attempt to restore investor confidence. Profits continued to be posted to the Fund the middle of the fourth quarter as European and Asian central banks further reduced interest rates, with many cuts being larger than expected The Bank of England reduced interest rates on November 6, 2008, bringing key rates to their lowest levels since 1955. On December 16, 2008 the United States Federal Reserve stated that “the outlook for economic activity has weakened further” when it cut interest rates. The year ended with profits being posted to the Fund with the interest rate sector focused with both short term interest rate futures and longer dated bond futures rallying further.

The stock indices sector posted profits for the Fund. Short positions in many equity indices were profitable for the Fund at the beginning of the year which continued through the middle of the first quarter. Profits were posted for the Fund at the end of the first quarter as short positions in stock indices took advantage of further market weakness, especially in Japan. Losses were posted to the Fund at the beginning of the second quarter due to the Fund’s short positions in the stock indices. Losses continued to be posted to the Fund in the middle of the second quarter as global stock indices remained largely range bound. As the United States economy showed further signs of weakening, global stock markets fell steadily to the benefit of the Fund’s predominantly short stock indices positions resulting in the profit being posted to the Fund at the end of the second quarter. Losses were posted to the Fund at the beginning through the middle of the third quarter as sharp reversals occurred across a number of markets resulting in losses. Global markets were particularly volatile in September as a number of unexpected events had dramatic effects on overall market sentiment. Short positions in the stock indices resulted in profits posted to the Fund at the end of the third quarter. Profits were posted to the Fund at the beginning through the middle of the fourth quarter due to the Fund’s short positions in stock indices. Losses were posted to the Fund at the end of the fourth quarter due to the extreme volatility in the financial markets.

The energy sector posted profits for the Fund. A negative contribution from energies as the strength in oil prices seen at the end of 2007 reversed posting losses for the Fund at the beginning of the quarter. The Fund’s long positions in oils accounted for much of the gains posted to the Fund mid-quarter. The energies sector saw more mixed results, but strong performance in gas oil and heating oil ensured a net profit for the Fund as the quarter ended.  Energies finished strong at the beginning of the second quarter after crude oil advanced to reach new highs. Profits continued to be posted to the Fund middle of the second quarter due to the oil complex continued its surge to all-time highs. Important influences included supply disruptions, bullish inventory data, long-term analyst forecasts and a weakening United States dollar. The long position in natural gas was the best performer at the end of the second quarter as energy prices continued to rally posting profits to the Fund. Losses were posted to the Fund at the beginning of the third quarter due to natural gas prices falling during the month of July. Energy prices continued to fall in the middle of the third quarter due to the strengthening U.S. dollar despite a brief rally due to concerns that hurricanes in the United States would disrupt supply.  Losses continued to be posted at the end of the third quarter due to market volatility. Profits were posted to the Fund at the beginning of the fourth quarter due to the crude oil price had its largest monthly decline in October due to concerns that the contracting United States economy will reduce fuel demand. The energy sector was the largest contributor of profits being posted to the Fund in the middle of the fourth quarter as falling demand expectations resulted in a further decline in the price of oil. Profits continued to be posted to the Fund at the end of the year as crude oil prices continued to fall.

The metals sector posted profits for the Fund. Profits were posted to the Fund at the beginning of the year. The Fund’s long positions in precious metals accounted for much of the gains posted for the Fund in the middle of the quarter. The Fund struggled in the final weeks of the first quarter with losses posted for the Fund from precious metals amid high market volatility. Marginal losses were posted to the Fund at the beginning of the second quarter after key prices came off their recent highs. Metals sector finished close to flat in the middle of the second quarter experiencing a mix of small offsetting returns. Amid high market volatility the second quarter ended with profits being posted to the Fund. Losses were posted to the Fund at the beginning through the middle of the third quarter due to falling precious metal prices. However, short positions in base metals offset some of the losses as prices continued to fall due to negative industrial outlook and rising metal stocks. Recessionary concerns and stock build up continued to place downward pressure on industrial metals, especially aluminum resulting in profits being posted to the Fund at the end of the third quarter. Profits were posted to the Fund in October due to the Fund’s short positions in aluminum and copper as their prices declined due to decreasing demand. Profits continued to be posted to the Fund through the end of the year.

The agriculture sector posted profits for the Fund. Profits were posted to the Fund at the beginning of the year driven by long positions in corn and soybean. The agriculture sector was the best performing sector in the middle of the quarter due to the robust gains from the Fund’s long positions in soybeans, coffee and wheat. Amid high volatility, the markets reversed sharply at the end of the first quarter, causing long positions to give back some of their gains made earlier in the year. Marginal losses were posted to the Fund at the beginning of the second quarter after key prices came off their recent highs. Losses continued to be posted to the Fund in the middle of the quarter as many crops retreated from their recent highs causing some profit give back. The second quarter ended with profits being posted to the Fund due to grain prices rocketing to record levels after poor weather affected the United States crop forecasts. Losses were posted to the Fund at the beginning of the third quarter due to the drop in corn prices. Losses continued to be posted to the Fund in the middle of the quarter as grain prices continued to recede from recent highs. The third quarter ended with losses being posted to the Fund due to the volatility in the global markets. Profits were posted to the Fund at the beginning through the middle of the fourth quarter and losses being posted to the Fund as the quarter ended due to extreme volatility in the global markets.

The currency sector posted losses for the Fund.   After recent months that have witnessed higher volatility in foreign exchange, global currency markets were relatively subdued in January with a small loss in the currency sector. The Euro versus the U.S. dollar and the U.S. dollar versus the Swiss Franc pairs were the most profitable positions for the Fund after the U.S. dollar finished near record lows against several of the major currencies at the end of the middle of the quarter. The currency sector finished profitable as positions benefited from the continued depreciation of the U.S. dollar against the Euro and Swiss Franc. Losses were posted to the Fund at the beginning of the second quarter after the United States dollar strengthened late in April particularly against the Euro and the Swiss franc. Profits were posted to the Fund in the middle of the second quarter through the end as emerging market currencies made gains against the majors. The sector’s performance was mildly positive at the beginning of the third quarter due to a lack of direction in the market.  Losses were posted to the Fund at the middle of the quarter as a result of losses from the Fund’s short U.S. dollar exposure, which had generated profits up until July 2008. The relative strength of the U.S. dollar was driven by positive economic news in the United States and a change in interest rate expectations in Australia and Europe. The latter resulted in the largest daily decline in the Euro against the U.S. dollar in almost eight years. The third quarter ended with losses being posted to the Fund due to the U.S. dollar continuing to strengthen as demand for the U.S. dollar funding increased amid the reduced liquidity in money markets, and emerging markets currencies declined as a result of risk aversion. Profits were posted to the Fund at the beginning of the fourth quarter as the U.S. dollar continued to strengthen, to the benefit of the Fund’s short positions in the British Pound, New Zealand dollar and the Canadian dollar. In currencies, the U.S. dollar strengthened, particularly against the Sterling and the Euro.

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

December 31, 2006	Total Trading Profit (Loss)

Stock Indices	$6,324,752
Currencies	2,691,406
Metals	3,291,872
Agricultural Commodities	(2,570,550)
Energy	9,406
Interest Rates	(1,524,442)
Total	8,222,442
Change in Brokerage Commission Payable	(28,784)
$8,193,658

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

Except in unusual circumstances, factors—regulatory approvals, cost of goods sold, employee relations and the like—which often materially affect an operating business have no material impact on the Fund.

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

Because substantially all of the Fund’s assets are held in cash, the Fund should be able to close out any or all of its open trading positions and liquidate any or all of its securities holdings quickly and at market prices, except in very unusual circumstances. This permits the Fund to limit losses as well as reduce market exposure on short notice should its strategies indicate doing so. In addition, because there is a readily available market value for the Fund’s positions and assets, the Fund’s monthly Net Asset Value calculations are precise, and investors need to provide ten business days notice to receive the full redemption proceeds of their Units on the last business day of any month.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Fund’s open positions by market category for the fiscal periods. During the years ended December 31, 2008, 2007 and 2006 the Fund’s average Month-end Net Asset Value for all other purposes was approximately $290,484,044,  $209,511,078, and $69,564,476, respectively.

December 31, 2008

Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value at Risk	Lowest Value at Risk

Agriculture	$672,043	0.23%	$3,229,047	$147,261
Currencies	2,347,671	0.81%	9,038,747	98,104
Energy	1,056,909	0.36%	4,458,641	157,447
Interest Rates	19,526,644	6.72%	41,848,012	8,163,193
Metals	453,673	0.16%	2,047,636	139,919
Stock Indices	1,294,250	0.45%	5,255,225	57,660

Total	$25,351,190	8.73%	$65,877,308	$8,763,584

December 31, 2007

Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value at Risk	Lowest Value at Risk

Agriculture	$656,022	0.31%	$2,710,205	$43,237
Currencies	1,899,222	0.91%	7,067,915	69,315
Energy	1,206,448	0.58%	5,659,303	13,104
Interest Rates	18,543,276	8.85%	34,849,043	11,027,335
Metals	538,566	0.26%	2,665,713	19,236
Stock Indices	1,007,991	0.48%	1,964,200	94,753

Total	$23,851,525	11.39%	$54,916,379	$11,266,980

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

The following were the primary trading risk exposures of the Fund as of December 31, 2008, by market sector.

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

Agricultural Commodities.

The Fund’s primary agricultural commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Grains, cocoa and livestock accounted for the substantial bulk of the Fund’s agricultural commodities exposure as of December 31, 2008.

Energy.

The Fund’s primary energy market exposure is to natural gas and crude oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Fund as of December 31, 2008.

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

Item 8: Financial Statements and Supplementary Data

Net Income (Loss) per quarter

Eight quarters through December 31, 2008

	Fourth Quarter 2008	Third Quarter 2008	Second Quarter 2008	First Quarter 2008	Fourth Quarter 2007	Third Quarter 2007	Second Quarter 2007	First Quarter 2007
Total Income (Loss)	$65,786,573	$(27,712,074)	$22,014,619	$40,136,187	$18,947,088	$(17,806,083)	$29,072,814	$(4,694,561)
Total Expenses	14,349,453	(3,297,083)	5,852,380	9,045,361	4,173,579	(1,212,187)	5,298,281	1,364,277
Net Income (Loss)	$51,437,119	$(24,414,991)	$16,162,239	$31,090,826	$14,773,509	$(19,018,270)	$23,774,533	$(6,058,838)

Net Income (Loss) per weighted average Units (a)	$0.2522	$(0.1137)	$0.0766	$0.1492	$0.0673	$(0.0822)	$0.1438	$(0.0544)

(a) The Net Income (Loss) per weighted average Unit is based on the weighted average of the total Units for each quarter.

(1)   Commencement of Operations

The financial statements required by this Item are included in Exhibit 13.01.

The supplementary financial information specified by Item 302 of Regulation S-K is not applicable.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with the Fund’s independent registered public accounting firm on accounting and financial disclosure.

Item 9A(T): Controls and Procedures

MLAI’s Chief Executive Officer and the Chief Financial Officer, on behalf of the Fund, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Fund as of and for the year which ended December 31, 2008, and, based on its evaluation, has concluded that these disclosure controls and procedures are effective. Additionally, there were no significant changes in the Fund’s internal controls over financial reporting which materially affect such internal control.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act ) occurred during the year ended December 31, 2008 that has materially affected, or is reasonable likely to materially affect, the Fund’s internal control, over financial reporting.

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

The Fund’s management assessed the effectiveness of the Funds’ internal control over financial reporting as December 31, 2008.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework”.

Based on its assessment the Fund’s management concluded that at December 31, 2008, the Fund’s internal control over financial report was effective.

This annual report does not include an attestation report of the Fund’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Fund’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Fund to provide only management’s report for this annual report.

Item 9B:  Other Information

Not Applicable.

PART III

Item 10: Directors, Executive Officers and Corporate Governance

10(a) and 10(b)      Identification of Directors and Executive Officers:

As a limited liability company, the Fund has no officers or directors and is managed by MLAI. Trading decisions are made by Aspect on behalf of the Fund.

The managers and executive officers of MLAI and their respective business backgrounds are as follows:

Paul Morton	Chief Executive Officer, President and Manager

Barbra E. Kocsis	Chief Financial Officer

Thomas W. Lee	Vice President and Manager

Justin C. Ferri	Vice President and Manager

Paul Morton is the Chief Executive Officer President and Manger of MLAI. He also serves as the Chief Operating Officer for the Global Investment and Insurance Solutions (GIIS) group for Merrill Lynch.  As Chief Operating Officer of GIIS, Mr. Morton leads the market investments business within the group, which includes secondary equity, debt, listed options, futures and FX for Merrill Lynch’s Global Wealth Management division.  Prior to serving as Chief Operating Officer of GIIS, Mr. Morton worked in the equity and debt trading management of Merrill Lynch. Prior to joining Merrill Lynch in 1996, Mr. Morton worked in the equity derivatives at Paine Webber.  From 1988-1993, Mr. Morton served as an officer in the US Army for five years.  Mr. Morton holds a BS (Aerospace Engineering) from the United States Military Academy at West Point (1988) and a MBA (Finance) from the Wharton School at the University of Pennsylvania (1995).

Barbra E. Kocsis is Chief Financial Officer for MLAI. She is also a Director within the Merrill Lynch Global Private Client Global Infrastructure Solutions group. Prior to that, she was the Fund Controller of MLAI. Before coming to MLAI, Ms Kocsis held various accounting and tax positions at Derivatives Portfolio Management LLC from May 1992 until May 1999, at which time she held the position of accounting director. Prior to that, she was an associate at Coopers & Lybrand in both the audit and tax practices. She graduated cum laude from Monmouth College in 1988 with a Bachelor of Science in Business Administration — Accounting.

Thomas W. Lee is Vice President and Manager of MLAI. He is also a Managing Director in Merrill Lynch’s Market Investments and Origination Group, responsible for Global Private Client’s equity and debt new issue businesses, and is a Vice President and Manager of the Manager, and his registration as a principal of the Manager is pending with NFA.  Prior to joining Merrill Lynch in 1998, Mr. Lee was a corporate securities attorney at the law firm of Brown & Wood.  Mr. Lee received his J.D. from Emory University School of Law and a B.S. from Cornell University.

Justin C. Ferri is Vice President and Manager of MLAI. He is also a Managing Director within the MLPF&S Structured and Alternative Solutions (SAS) group and is a Vice President of IQ Investment Advisors LLC.  Prior to his role in SAS, Mr. Ferri was a Director in the MLPF&S Global Private Client Market Investments & Origination group, and before that, he served as a Vice President and Head of Global Private Client Rampart Equity Derivatives group.  Prior to joining Merrill Lynch in 2002, Mr. Ferri was a Vice President within the Quantitative Development group of MPower Advisors LLC from 1999 to 2002. He graduated with a Bachelor of Arts Degree from Loyola College in Baltimore, Maryland.

As of December 31, 2008, the principals of MLAI had no investment in the Fund, and MLAI’s sponsor interest in the Fund was valued at $32,331.

MLAI acts as the sponsor, general partner or manager to seven public futures funds whose units of limited partner or member interests are registered under the Securities Exchange Act of 1934: ML Aspect Futures Access LLC, ML Select Futures I L.P., ML Systematic Momentum FuturesAccess LLC, Systematic Momentum II LLC, ML Transtrend DTP Enhanced FuturesAccess LLC, ML Trend-Following Futures Fund L.P, and ML Winton FuturesAccess LLC. Because MLAI serves as the sole sponsor, general partner or manager of each of these Funds, the officers and managers of MLAI effectively manage them as officers and directors of such funds.

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

Section 16(a) Beneficial Ownership Reporting Compliance:

Not applicable.

Code of Ethics:

MLAI and Merrill Lynch have adopted a code of ethics which applies to the Fund’s (MLAI’s) principal executive officer and principal financial officer or persons performing similar functions on behalf of the Fund.  A copy of the code of ethics is available to any person, without charge, upon request by calling 1-866-MER-ALTS.

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

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)                                  Security Ownership of Certain Beneficial Owners:

Not applicable. (The Units are non-voting securities limited liability company interests. The Fund is managed by MLAI, its sponsor.)

(b)                                 Security Ownership of Management:

As of December 31, 2008, MLAI owned 20,647 Unit-equivalent member interests, which constituted 0.0106% of the total Units outstanding, the principals of MLAI did not own any Units.

(c)                                  Changes in Control:

None.

(d)                                 Securities Authorized for Issuance Under Equity Compensation Plans:

Not applicable.

Item 13: Certain Relationships and Related Transactions and Director Independence

(a)                                  Transactions between Merrill Lynch and the Fund

Some of the service providers to the Fund are affiliates of Merrill Lynch.  However, none of the fees paid by the Fund to such Merrill Lynch affiliates were negotiated, and such fees charged to the Fund might be higher than would have been obtained in arms-length negotiations.”

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

In 2008, the Fund expensed:  (i) Brokerage Commissions of $787,841 to MLPF&S, $5,712,987 in Management Fees earned by Aspects and MLAI; and (ii) Sponsor Fees of $3,172,388 to MLAI.  In addition, MLAI and its affiliates may have derived certain economic benefits from possession of a portion of the Fund’s assets, as well as from foreign exchange and EFP trading.

See Item 1(c), “Narrative Description of Business — Charges” and “— Description of Current Charges” for a discussion of other business dealings between MLAI affiliates and the Fund.

(c)                                  Indebtedness of Management:

None.

(d)                                 Transactions with Promoters:

Not applicable.

(e)                                  Director Independence:

No person who served as a manager of MLAI during 2008 could be considered independent based on the definition of an independent director under the NASDAQ rules.

Item 14: Principal Accountant Fees and Services

(a)                                  Audit Fees

Aggregate fees billed for professional services rendered by Deloitte & Touche LLP in connection with the audit of the Fund’s financial statements as of and for the years ended December 31, 2008 and 2007 were $55,000 and $55,500

(b)                                 Audit-Related Fees

There were no other audit-related fees billed for the years ended December 31, 2008 and 2007 related to the Fund.

(c)                                  Tax Fees

Aggregate fees billed for professional services rendered by Deloitte Tax LLP in connection with the tax compliance, advice and preparation of the Fund’s tax returns for the years ended December 31, 2008 and 2007 were $72,000 and $72,000.

(d)                                 All Other Fees

No fees were paid to Deloitte & Touche LLP, Deloitte Tax LLP, or any member firms of Deloitte Touche Tohmatsu and their respective affiliates during the years ended December 31, 2008 and 2007 for any other professional services in relation to the Fund.

Neither the Fund nor MLAI has an audit committee to pre-approve principal accountant fees and services.  In lieu of an audit committee, the managers and the principal financial officer pre-approve all billings prior to the commencement of services.

PART IV

Item 15: Exhibits and Financial Statement Schedules

		Page:
1.	Financial Statements (found in Exhibit 13.01):

	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	1

	FINANCIAL STATEMENTS:

	Statements of Financial Condition as of December 31, 2008 and 2007	2

	Statements of Operations for the years ended December 31, 2008, 2007 and 2006	3

	Statements of Changes in Members’ Capital for the years ended December 31, 2008 2007 and 2006	4

	Financial Data Highlights for the years ended December 31, 2008, 2007 and 2006	6

	Notes to Financial Statements	9

2.	Financial Statement Schedules:

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

Exhibit 10.01:

Is incorporated by reference from Exhibit 10.01 contained in Amendment No. 2 to the Registrant’s Registration Statement on Form 10 (File No. 000-51084) under the Securities Exchange Act, filed on February 5, 2009.

10.02	Advisory Agreement by and among ML Aspect FuturesAccess LLC, ML Aspect FuturesAccess Ltd., Aspect Capital Limited and Merrill Lynch Alternative Investments LLC.

Exhibit 10.02:	Is incorporated hereby by reference from Exhibit 10.02 contained in the Registrant’s Initial Registration Statement.

13.01	2008 Annual Report and Report of Independent Registered Public Accounting Firm.

Exhibit 13.01:	Is filed herewith.

31.01 and 31.02	Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01 and 31.02:	Are filed herewith.

32.01 and 32.02	Section 1350 Certifications

Exhibit 32.01 and 32.02:	Are filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ML ASPECT FUTURESACCESS LLC

By: MERRILL LYNCH ALTERNATIVE INVESTMENTS LLC
Manager
By:	/s/Paul Morton
Paul Morton
Chief Executive Officer, President and Manager
(Principal Executive Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed on March 31, 2009 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title	Date

/s/Paul Morton	Chief Executive Officer, President and Manger	March 31, 2009
Paul Morton

/s/ Barbra E. Kocsis	Chief Financial Officer	March 31, 2009
Barbra E. Kocsis	Principal Financial and Accounting Officer)

/s/Thomas W. Lee	Vice President and Manager	March 31, 2009
Thomas W. Lee

/s/Justin C. Ferri	Vice President and Manager	March 31, 2009
Justin C. Ferri

(Being the principal executive officer, the principal financial and accounting officer and a majority of the managers of Merrill Lynch Alternative Investments LLC)

ML ASPECT FUTURESACCESS LLC

2008 FORM 10-K

INDEX TO EXHIBITS

Exhibit

Exhibit 13.01	2008 Annual Report and Report of Independent Registered Public Accounting Firm

Exhibit 31.01 and 31.02	Rule 13a - 14(a) / 15d - 14(a) Certifications

Exhibit 32.01 and 32.02	Sections 1350 Certifications