Form 10-Q
period 2009-03-31
ML Aspect FuturesAccess LLC
filed 2009-05-15
CIK 1309132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, an Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).   Yes ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of March 31, 2009, 186,794,845 units of membership were outstanding.

ML ASPECT FUTURESACCESS LLC

QUARTERLY REPORT FOR MARCH 31, 2009 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

ML ASPECT FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	March 31,	December 31,
	2009	2008
ASSETS:
Equity in commodity futures trading accounts:
Cash (including restricted cash of $18,462,956 for 2009 and $24,334,309 for 2008)	$309,090,318	$334,291,578
Net unrealized profit on open contracts	—	11,866,510
Cash	473,352	241,619
Accrued interest	630	19,502

TOTAL ASSETS	$309,564,300	$346,419,209

LIABILITIES AND MEMBERS’ CAPITAL:
LIABILITIES:
Brokerage commissions payable	$45,251	$58,192
Management fee payable	475,756	536,784
Sponsor fee payable	251,237	279,746
Redemptions payable	4,911,597	9,241,236
Performance fee payable	—	15,635,853
Net unrealized loss on open contracts	3,259,909	—
Other	166,028	233,592

Total liabilities	9,109,778	25,985,403

MEMBERS’ CAPITAL:
Sponsor’s Interest (20,647 Units and 20,647 Units)	31,521	32,331
Members’ Interest (186,774,198 Units and 195,021,681 Units)	300,423,001	320,401,475
Total members’ capital	300,454,522	320,433,806

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$309,564,300	$346,419,209

NET ASSET VALUE PER UNIT (SEE NOTE 4)
(Based on 186,794,845 and 195,042,328 Units outstanding, unlimited Units authorized)

See notes to financial statements.

ML ASPECT FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three
	months ended	months ended
	March 31,	March 31,
	2009	2008
TRADING PROFIT (LOSS):

Realized	$10,731,934	$50,131,890
Change in unrealized, net	(15,126,419)	(12,012,936)
Brokerage commissions	(95,699)	(199,538)

Total trading profit (loss)	(4,490,184)	37,919,416

INVESTMENT INCOME:
Interest	24,172	2,216,771

EXPENSES:
Management fee	1,477,322	1,372,494
Sponsor fee	786,264	805,897
Performance fee	17,428	6,645,820
Other	126,548	221,150
Total expenses	2,407,562	9,045,361

NET INVESTMENT INCOME (LOSS)	(2,383,389)	(6,828,590)

NET INCOME (LOSS)	$(6,873,574)	$31,090,826

NET INCOME (LOSS) PER UNIT:

Weighted average number of Units outstanding
Class A	18,280,429	18,211,237
Class C	66,895,587	79,587,740
Class D	6,915,976	16,176,578
Class I	7,992,373	11,330,817
Class DS*	43,066,919	16,129,678
Class DT**	49,409,687	66,921,843

Net income (loss) per weighted average Unit
Class A	$(0.0367)	$0.1378
Class C	$(0.0393)	$0.1358
Class D	$(0.0346)	$0.1564
Class I	$(0.0335)	$0.1476
Class DS*	$(0.0357)	$0.1432
Class DT**	$(0.0310)	$0.1682

*Class DS commenced on April 2, 2007 and was previously known as Class D-SM.

**Class DT commenced on June 1, 2007 and was previously known as Class D-TF.

See notes to financial statements.

ML ASPECT FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

For the three months ended March 31, 2009 and 2008

(unaudited)

	Members’ Capital December 31, 2007	Subscriptions	Redemptions	Members’ Capital March 31, 2008	Members’ Capital December 31, 2008	Subscriptions	Redemptions	Members’ Capital March 31, 2009
Class A	17,887,996	1,269,955	(1,635,783)	17,522,168	18,704,606	505,533	(1,489,740)	17,720,399
Class C	79,170,266	2,603,884	(9,208,125)	72,566,025	68,270,745	1,530,350	(6,192,317)	63,608,778
Class D	16,300,492	—	(5,985,184)	10,315,308	6,915,976	—	—	6,915,976
Class I	11,363,798	424,595	(925,264)	10,863,129	8,961,247	177,868	(1,739,360)	7,399,755
Class DS*	13,768,122	4,145,549	—	17,913,671	41,543,859	2,263,738	—	43,807,597
Class DT**	69,643,298	—	(6,244,470)	63,398,828	50,625,248	—	(3,303,555)	47,321,693

Total Members’ Units	208,133,972	8,443,983	(23,998,826)	192,579,129	195,021,681	4,477,489	(12,724,972)	186,774,198

Class A	10,319	—	—	10,319	10,319	—	—	10,319
Class C	10,328	—	—	10,328	10,328	—	—	10,328

Total Sponsor’s Units	20,647	—	—	20,647	20,647	—	—	20,647

*Class DS commenced on April 2, 2007 and was previously known as Class D-SM.

**Class DT commenced on June 1, 2007 and was previously known as Class D-TF.

See notes to financial statements.

ML ASPECT FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

For the three months ended March 31, 2009 and 2008

(unaudited)

	Members’ Capital December 31, 2007	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital March 31, 2008	Members’ Capital December 31, 2008	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital March 31, 2009
Class A	$22,428,464	$1,779,613	$(2,272,637)	$2,508,639	$24,444,079	$29,790,712	$809,641	$(2,377,789)	$(669,749)	$27,552,815
Class C	96,858,723	3,388,161	(12,528,040)	10,808,932	98,527,776	105,091,001	2,367,810	(9,483,487)	(2,625,533)	95,349,791
Class D	21,583,979	—	(8,861,492)	2,530,325	15,252,812	11,849,514	—	—	(239,215)	11,610,299
Class I	14,374,152	563,033	(1,306,484)	1,672,637	15,303,338	14,465,113	289,993	(2,814,481)	(267,637)	11,672,988
Class DS*	18,235,954	5,951,868	—	2,309,827	26,497,649	70,902,871	3,885,451	—	(1,536,629)	73,251,693
Class DT**	92,508,126	—	(9,044,708)	11,257,622	94,721,040	88,302,264	—	(5,782,848)	(1,534,001)	80,985,415

Total Members’ Interest	$265,989,398	$11,682,675	$(34,013,361)	$31,087,982	$274,746,694	$320,401,475	$7,352,895	$(20,458,605)	$(6,872,764)	$300,423,001

Class A	$12,940	$—	$—	$1,457	$14,397	$16,435	$—	$—	$(392)	$16,043
Class C	12,636	—	—	1,387	14,023	15,896	—	—	(418)	15,478

Total Sponsor’s Interest	$25,576	$—	$—	$2,844	$28,420	$32,331	$—	$—	$(810)	$31,521

Total Members’ Capital	$266,014,974	$11,682,675	$(34,013,361)	$31,090,826	$274,775,114	$320,433,806	$7,352,895	$(20,458,605)	$(6,873,574)	$300,454,522

*Class DS commenced on April 2, 2007 and was previously known as Class D-SM.

**Class DT commenced on June 1, 2007 and was previously known as Class D-TF.

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

In the opinion of management, these interim financial statements contain all adjustments necessary to present fairly the financial position of the Fund as of March 31, 2009, and the results of its operations for the three months ended March 31, 2009 and 2008.  However, the operating results for the interim periods may not be indicative of the results for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted.  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Fund’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2008.

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

2.    CONDENSED SCHEDULES OF INVESTMENTS

The Fund’s investments, defined as Net unrealized profit (loss) on open contracts in the Statements of Financial Condition as of March 31, 2009 and December 31, 2008 are as follows:

3/31/2009

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts	Profit (Loss)	Members’ Capital	Contracts	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	300	$(8,235)	0.00%	(1,478)	$(1,106,513)	-0.37%	$(1,114,748)	-0.37%	May 2009 - June 2009
Currencies	1,177,454	(669,855)	-0.22%	(458,393)	(2,638,619)	-0.88%	(3,308,474)	-1.10%	April 2009
Energy	—	—	0.00%	(194)	250,711	0.08%	250,711	0.08%	May 2009
Interest rates	5,505	2,485,812	0.83%	(143)	(18,817)	-0.01%	2,466,995	0.82%	June 2009 - December 2011
Metals	294	289,394	0.10%	(726)	(1,009,378)	-0.34%	(719,984)	-0.24%	May 2009 - June 2009
Stock indices	18	(3,470)	0.00%	(497)	(830,939)	-0.28%	(834,409)	-0.28%	May 2009

Total		$2,093,646	0.70%		$(5,353,555)	-1.79%	$(3,259,909)	-1.09%

12/31/2008

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts	Profit (Loss)	Members’ Capital	Contracts	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	145	$333,270	0.11%	(1,240)	$(860,947)	-0.27%	$(527,677)	-0.17%	January 2009 - March 2009
Currencies	2,211,124	1,544,260	0.48%	(461,942)	(2,356,344)	-0.74%	(812,084)	-0.26%	January 2009
Energy	41	75,848	0.02%	(407)	946,274	0.30%	1,022,122	0.32%	February 2009
Interest rates	8,731	13,032,113	4.07%	—	—	0.00%	13,032,113	4.07%	March 2009 - March 2010
Metals	45	88,866	0.03%	(503)	(723,498)	-0.23%	(634,632)	-0.20%	February 2009 - April 2009
Stock indices	3	3,950	0.00%	(176)	(217,282)	-0.07%	(213,332)	-0.07%	January 2009 - March 2009

Total		$15,078,307	4.70%		$(3,211,797)	-1.01%	$11,866,510	3.69%

No individual contract’s unrealized gain or loss comprised greater than 5% of the Members’ Capital as of March 31, 2009 and December 31, 2008.

The Fund’s net unrealized profit (loss) on open forward and futures contracts as of March 31, 2009 and December 31, 2008 are as follows:

3/31/2009	Unrealized Long Positions	Unrealized Short Positions	Total
Futures	$2,763,500	$(2,714,936)	$48,564
Forwards	(669,854)	(2,638,619)	(3,308,473)
Total	2,093,646	(5,353,555)	(3,259,909)

12/31/2008	Unrealized Long Positions	Unrealized Short Positions	Total
Futures	$13,534,047	$(855,453)	$12,678,594
Forwards	1,544,260	(2,356,344)	(812,084)
Total	15,078,307	(3,211,797)	11,866,510

3.             FAIR VALUE OF INVESTMENTS

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

Fair value of an investment is the amount that would be received to sell the investment in an orderly transaction between market participants at the measurement date (i.e. the exit price). All investments (including derivative financial instruments and derivative commodity instruments) are held for trading purposes.  The investments are recorded on trade date and open contracts are recorded at fair value (described below) at the measurement date. Investments denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date.  Gains or losses are realized when contracts are liquidated.  Unrealized gains or losses on open contracts are included in equity in commodity futures trading account.  Any change in net unrealized gain or loss from the preceding period is reported in the Statement of Operations.

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

Following is a description of the valuation methodologies used for investments, as well as the general classification of such investments pursuant to the valuation hierarchy.

Exchange traded investments are fair valued by the Fund by using the reported closing price on the primary exchange where it trades such investments.  These closing prices are observed through the clearing broker and third party pricing services. For non exchange traded investments, quoted values and other data provided by nationally recognized independent pricing sources are used as inputs into its process for determining fair values.

The independent pricing sources obtain market quotations and actual transaction prices for securities that have quoted prices in active markets. Each source has its own proprietary method for determining the fair value of securities that are not actively traded. In general, these methods involve the use of “matrix pricing” in which the independent pricing source uses observable market inputs including, but not limited to, investment yields, credit risks and spreads, benchmarking of like securities, broker-dealer quotes, reported trades and sector groupings to determine a reasonable fair market value.

Upon adoption of SFAS No. 157, the Fund determined that Level I securities would include all of its futures and options contracts where it believes that quoted prices are available in an active market.

Where the Fund believes that quoted market prices are not available or that the market is not active, fair values are estimated by using quoted prices of securities with similar characteristics, pricing models or matrix pricing and these are generally classified as Level II securities. The Fund determined that Level II securities would include its forward contracts.

The following table summarizes the valuation of the Fund’s investments by the above FAS 157 fair value hierarchy levels as of December 31, 2008 and March 31, 2009:

	Total	Level I	Level II	Level III
Net unrealized profit (loss) on open contracts
12/31/2008	$11,866,510	$12,678,594	$(812,084)	N/A
03/31/2009	$(3,259,909)	$48,564	$(3,308,473)	N/A

The Fund adopted Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“FAS 161”) as of January 1, 2009 which requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. FAS 161 only expands the disclosure requirements for derivative instruments and related hedging activities and has no impact on Statement of Financial Condition or Statement of Income and Expenses and Partners’ Capital.

The Fund engages in the speculative trading of futures, options on futures and forward contracts on a wide range of commodities. Such contracts meet the definition of a derivative as noted in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The disclosure about the objectives and strategies for using derivatives is described in Note 1. The fair value amounts of and the gains and losses on derivative instruments is disclosed in the statement of financial condition and statement of operations respectively. There are no credit related contingent features embedded in these derivative contracts.

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

4.             NET ASSET VALUE PER UNIT

For financial reporting purposes, in conformity with U.S. GAAP, the Fund deducted the total initial offering costs at inception from Members’ Capital for purposes of determining Net Asset Value.  For all other purposes, including computing Net Asset Value for purposes of member subscription and redemption activity, such costs are amortized over 60 months. Consequently, the Net Asset Value and Net Asset Value per Unit of the different Classes for financial reporting purposes and for all other purposes at March 31, 2009 and December 31, 2008 are as follows:

March 31, 2009

	Net Asset Value			Net Asset Value per Unit
	All Other Purposes	Financial Reporting	Number of Units	All Other Purposes	Financial Reporting
Class A	$27,564,044	$27,568,858	17,730,718	$1.5546	$1.5549
Class C	95,351,531	95,365,269	63,619,106	1.4988	1.4990
Class D	11,612,252	11,610,299	6,915,976	1.6790	1.6788
Class I	11,677,847	11,672,988	7,399,755	1.5781	1.5775
Class DS	73,241,018	73,251,693	43,807,597	1.6719	1.6721
Class DT	80,967,952	80,985,415	47,321,693	1.7110	1.7114
	$300,414,644	$300,454,522	186,794,845

December 31, 2008

	Net Asset Value			Net Asset Value per Unit
	All Other Purposes	Financial Reporting	Number of Units	All Other Purposes	Financial Reporting
Class A	$29,804,179	$29,807,147	18,714,925	$1.5925	$1.5927
Class C	105,099,697	105,106,897	68,281,073	1.5392	1.5393
Class D	11,852,201	11,849,514	6,915,976	1.7137	1.7134
Class I	14,470,870	14,465,113	8,961,247	1.6148	1.6142
Class DS	70,896,651	70,902,871	41,543,859	1.7065	1.7067
Class DT	88,290,270	88,302,264	50,625,248	1.7440	1.7442
	$320,413,868	$320,433,806	195,042,328

5.               MARKET AND CREDIT RISK

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

6.             RECENT ACCOUNTING PRONOUNCEMENTS

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

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP 157-4). FSP 157-4 provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. The FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. The FSP also contains enhanced disclosure requirements whereby fair value disclosures as well as certain disaggregated information will be disclosed beginning in the second quarter 2009.

Item 2.            Management’s Discussion and Analysis of Financial Condition and Results of Operations

MONTH-END NET ASSET VALUE PER UNIT

(NON U.S. GAAP)

MLAI believes that the Net Asset Value used to calculate subscription and redemption value and to report performance to investors throughout the year is the most valuable performance measure to the Members of the Fund.  Therefore, the charts below referencing Net Asset Value and performance measurements are based on the Net Asset Value for all other purposes, as discussed in Note 3 to the financial statements.

Class A

	Jan.	Feb.	Mar.
2008	$1.3141	$1.4206	$1.3950
2009	$1.5995	$1.6080	$1.5546

Class C

	Jan.	Feb.	Mar.
2008	$1.2812	$1.3839	$1.3578
2009	$1.5447	$1.5516	$1.4988

Class D

	Jan.	Feb.	Mar.
2008	$1.3898	$1.5043	$1.4790
2009	$1.7234	$1.7347	$1.6790

Class I

	Jan.	Feb.	Mar.
2008	$1.3268	$1.4348	$1.4094
2009	$1.6225	$1.6316	$1.5781

Class DS

	Jan.	Feb.	Mar.
2008	$1.3899	$1.5043	$1.4792
2009	$1.7162	$1.7274	$1.6719

Class DT

	Jan.	Feb.	Mar.
2008	$1.3982	$1.5206	$1.4941
2009	$1.7551	$1.7679	$1.7110

Liquidity and Capital Resources

The Fund does not engage in the sale of goods or services.  The Fund’s assets are its (i) equity in its trading account, consisting of cash and cash equivalents and (ii) interest receivable.    Because of the low margin deposits normally required in commodity futures trading relatively small price movements may result in substantial losses to the Fund.  While substantial losses could lead to a material decrease in liquidity, no such material losses occurred during the first quarter of 2009.

The Fund’s capital consists of the capital contributions of the member as increased or decreased by gains or losses on trading, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31, 2009, Fund capital decreased 6.24% from $320,433,806 to $300,454,522.  This decrease was attributable to the net loss from operations of $6,873,574, coupled with the redemption of 12,724,972 Redeemable Units of Limited Fund Interest resulting in an outflow of $20,458,605.  The cash outflow was offset with cash inflow of $7,352,895 due to subscription of 4,477,489 units.  Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent months.

Critical Accounting Policies

Use of Estimates

The preparation of financial statements and accompanying notes in conformity with U.S. generally accepted accounting principles (“GAAP”‘) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes.  As a result, actual results could differ from these estimates.

Statement of Cash Flows

The Fund has elected not to provide a Statement of Cash Flows as permitted by Statement of Financial Accounting Standards No. 102 “Statement of Cash Flows-Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale” (“FAS 102”).

Investments

All investments (including derivatives) are held for trading purposes.  Investments are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date.  Investments denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date.  Gains or losses are realized when contracts are liquidated.  Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Statements of Financial Condition.  Realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Statements of Operations and Statement of Changes in Members’ Capital.

Fair Value Measurements

The Fund adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”) as of January 1, 2008 which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The Fund did not apply the deferral allowed by FASB Staff Positions No. FAS 157-2, for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.  For more information on our treatment of fair value, see Note 3, Fair Value of Investments.

Futures Contracts

The Fund trades futures contracts.  A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as S&P 500 Index), whereby such contract is settled in cash.  Payments (“variation margin”) may be made or received by the Fund each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Fund.  When the contract is closed, the Fund records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed.  Because transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded, credit exposure is limited.  Realized gains (losses) and changes in unrealized gains (losses) on futures contracts are included in the Statements of Operations and Statement of Changes in Members’ Capital

Forward Foreign Currency Contracts

Foreign currency contracts are those contracts where the Fund agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date.  Foreign currency contracts are valued daily, and the Fund’s net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Statements of Operations.  Realized gains (losses) and changes in unrealized gains (losses) on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur, respectively and are included in the Statements of Operations and Statement of Changes in Members’ Capital.

Income Taxes

Income taxes have not been provided as each member is individually liable for the taxes, if any, on their share of the Fund’s income and expenses and Members’ Capital.

In 2007, the Fund adopted FASB interpretation No. 48 “Accounting for Uncertainty in income Taxes” (“FIN 48”).  FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements.  FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Fund’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority.  Tax positions with respect to tax at the Fund level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year.  MLAI has concluded that the adoption of FIN 48 had no impact on the operations of the Fund for the period ended March 31, 2009 and that no provision for income tax is required in the Fund’s financial statements.

Results of Operations

January 1, 2009 to March 31, 2009

The Fund experienced a net trading loss before brokerage commissions and related fees in the first quarter of 2009 of $4,394,485.  Losses were primarily attributable to Fund’s trading in the energy sector posting profits while the interest rate, metals, agriculture, stock indices and currencies sectors posted losses.

The energy sector posted profits for the Fund. Profits were posted to the Fund at the beginning of the quarter driven by gains from crude oil and natural gas, whose prices declined from bearish inventory data. The Fund’s short positions in natural gas and products of crude oil posted profits to the Fund in the middle of the quarter. The quarter ended with losses being posted to the Fund as crude oil prices rose despite OPEC announcing that it will not cut output.

The interest rate sector posted losses for the Fund. The quarter began with losses being posted to the Fund due to bonds being sold off and interest rates rose as governments continued to develop rescue plans and packages to boost growth. This was particularly seen in European bond markets with U.K. Gilts and Bunds being two of the worst contracts. However, the Fund’s long positions in interest rates benefited from the rate cut decisions of the Bank of England and the European Central Bank but were not enough to offset the losses. Long positions in the interest rate model was profitable for the Fund in the middle of the quarter however, performance was dragged down by losses in short positions in the Australian dollar and British sterling as quantitative easing seemed more likely than further interest rate cuts in the United Kingdom. The U.S. Federal Reserve’s plan to repurchase debt caused U.S. fixed income markets to rally. U.S. interest rate markets and European fixed income markets followed and the Fund’s long positions posted profits to the Fund at the end of the quarter.

The metals sector posted losses for the Fund. Profits were posted to the Fund at the beginning of the quarter as industrial metals declined due to stock build-ups which benefited from the Fund’s short positions. Losses were posted in the middle of the quarter due to volatility in the global markets. Revised inflationary expectations caused commodities markets to rally to the detriment of the Fund’s short positions in base metals posting losses to the Fund as the quarter ended. Precious metals declined as investors sold out of safe haven assets which was also detrimental to the Fund’s long positions.

The agriculture sector posted losses for the Fund. Profits were posted to the Fund at the beginning through the middle of the quarter despite losses from a sharp reversal in cocoa markets. Losses were posted to the Fund at the end of the quarter due to challenging market conditions.

The stock indices sector posted losses for the Fund. Profits were posted to the Fund at the beginning of the quarter due to the stock markets rallying with renewed investor optimism in response to the U.S. President Obama’s stimulus plan. Profits continued to be posted to the Fund through the middle of the quarter as global equity markets continue their poor performance caused by further weak economic data and problems for financial companies which benefited the Fund’s short positions. Although most global stock markets remain in negative territory at the end of the quarter, many saw a strong rally to the detriment of the Fund’s short positions resulting in losses being posted to the Fund.

The currency sector posted losses for the Fund. The U.S. dollar continued strengthening as a result of risk aversion and the increasingly negative outlook for Europe. Europe continues to deal with crises in the financial sector particularly in the weakness of the British sterling to the benefit of the Fund’s short positions resulting in profits being posted to the fund at the beginning of the quarter. Profits were posted to the Fund in the middle of the quarter. The currencies sector had an eventful February and provided the most volatility; profits were seen from weakness in the Swedish krona and Canadian dollar which offset losses in the Japanese yen against the U.S. dollar. The Swedish krona fell to a record low against the Euro after an unexpectedly large rate-cut and the worst Swedish GDP figures since 1940. The quarter ended with losses being posted to the Fund. The announcement of the U.S. Treasury’s new plans resulted in the U.S. dollar weakening against major currencies resulting in losses being posted to the Fund at the end of the quarter.

January 1, 2008 to March 31, 2008

The Fund experienced a net trading gain before brokerage commissions and related fees in the first quarter of 2008 of $38,118,954.  Gains were primarily attributable to the Fund’s trading in interest rates, agriculture, stock indices, currencies, and the metal sectors posting gains while the energy sector posted losses.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Fund’s open positions by market category for the fiscal period. For the three months ended March 31, 2009 and 2008, the Fund’s average Month-end Net Asset Value for all other purposes was approximately $311,894,964 and $277,770, 214, respectively.

March 31, 2009

	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Agriculture	$236,617	0.08%	$709,852	$153,422
Currencies	568,406	0.18%	1,705,219	313,886
Energy	115,563	0.04%	346,689	79,894
Interest Rates	19,092,231	6.12%	57,276,693	15,102,568
Metals	154,890	0.05%	464,669	129,426
Stock Indices	158,286	0.05%	474,858	143,893

Total	$20,325,993	6.52%	$60,977,980	$15,923,089

March 31, 2008

	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Agriculture	$1,517,033	0.55%	$3,229,047	$426,019
Currencies	5,059,466	1.82%	9,038,747	2,613,426
Energy	2,288,745	0.82%	4,458,641	843,891
Interest Rates	12,596,381	4.53%	18,364,205	8,163,193
Metals	958,341	0.35%	2,047,636	139,919
Stock Indices	2,160,333	0.78%	3,820,724	756,881

Total	$24,580,299	8.85%	$40,959,000	$12,943,329

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

Item 4. Controls and Procedures

MLAI, the Sponsor of ML Aspect FuturesAccess LLC, with the participation of the Sponsor’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Fund as of the end of the period of this quarterly report, and, based on this evaluation, has concluded that these disclosure controls and procedures are effective.  Additionally, there were no significant changes in the Fund’s internal controls or in other factors during the latest fiscal quarter that has materially affected, or is reasonably likely to materially affect the Fund’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.                       Legal Proceedings

None.

Item 1A.  Risk Factors

There are no material changes from risk factors as previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2008, filed March 31, 2009.

Item 2.                       Unregistered Sales of Equity Securities and Use of Proceeds

(a)   Issuance to accredited investors pursuant to Regulation D and Section 4(6) under the Securities Act.  The selling agent of the following Class of Units was MLPF&S.

CLASS A

	Subscription
	Amount	Units	NAV (1)
Jan-09	$—	—	1.5925
Feb-09	612,698	383,056	1.5995
Mar-09	196,943	122,477	1.6080
Apr-09	203,771	131,076	1.5546

CLASS C

	Subscription
	Amount	Units	NAV (1)
Jan-09	$442,877	287,732	1.5392
Feb-09	696,976	451,205	1.5447
Mar-09	1,227,957	791,413	1.5516
Apr-09	1,441,995	966,100	1.4988

CLASS D

	Subscription
	Amount	Units	NAV (1)
Jan-09	$—	—	1.7137
Feb-09	—	—	1.7234
Mar-09	—	—	1.7347
Apr-09	—	—	1.6790

CLASS I

	Subscription
	Amount	Units	NAV (1)
Jan-09	$9,999	6,192	1.6148
Feb-09	19,999	12,326	1.6225
Mar-09	259,995	159,350	1.6316
Apr-09	10,999	9,670	1.5781

CLASS DS

	Subscription
	Amount	Units	NAV (1)
Jan-09	$1,014,112	594,264	1.7065
Feb-09	1,916,850	1,116,915	1.7162
Mar-09	954,491	552,559	1.7274
Apr-09	—	—	1.6719

CLASS DT

	Subscription
	Amount	Units	NAV (1)
Jan-09	$—	—	1.7440
Feb-09	—	—	1.7551
Mar-09	—	—	1.7679
Apr-09	—	—	1.7110

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

ML ASPECT FUTURESACCESS LLC

	By:	MERRILL LYNCH ALTERNATIVE INVESTMENTS LLC
(Manager)

Date: May 15, 2009	By	/s/ PAUL MORTON
Paul Morton
Chief Executive Officer, President and Manager
(Principal Executive Officer)

Date: May 15, 2009
	By	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial and Accounting Officer)