Form 10-Q
period 2009-06-30
ML Aspect FuturesAccess LLC
filed 2009-08-14
CIK 1309132

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Small reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

As of June 30, 2009, 186,940,809 units of membership were outstanding.

ML ASPECT FUTURESACCESS LLC

QUARTERLY REPORT FOR JUNE 30, 2009 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

ML ASPECT FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	June 30,	December 31,
	2009	2008
ASSETS:
Equity in commodity futures trading accounts:
Cash (including restricted cash of $28,207,464 for 2009 and $24,334,309 for 2008)	$267,033,015	$334,291,578
Net unrealized profit on open contracts	—	11,866,510
Cash	247,953	241,619
Accrued interest	—	19,502

TOTAL ASSETS	$267,280,968	$346,419,209

LIABILITIES AND MEMBERS’ CAPITAL:
LIABILITIES:
Brokerage commissions payable	$116,587	$58,192
Management fee payable	411,947	536,784
Sponsor fee payable	204,299	279,746
Redemptions payable	1,979,794	9,241,236
Performance fee payable	—	15,635,853
Net unrealized loss on open contracts	2,270,009	—
Other	161,569	233,592

Total liabilities	5,144,205	25,985,403

MEMBERS’ CAPITAL:
Sponsor’s Interest (20,647 Units)	27,334	32,331
Members’ Interest (186,920,162 Units and 195,021,681 Units)	262,109,429	320,401,475
Total members’ capital	262,136,763	320,433,806

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$267,280,968	$346,419,209

NET ASSET VALUE PER UNIT (SEE NOTE 4)
(Based on and 186,940,809 Units outstanding, unlimited Units authorized)

See notes to financial statements.

ML ASPECT FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
TRADING PROFIT (LOSS):

Realized	$(38,114,632)	$3,163,719	$(27,382,698)	$53,295,609
Change in unrealized, net	989,899	17,653,413	(14,136,520)	5,640,477
Brokerage commissions	(294,488)	(236,051)	(390,187)	(435,589)

Total trading profit (loss)	(37,419,221)	20,581,081	(41,909,405)	58,500,497

INVESTMENT INCOME:
Interest	(1,657)	1,433,538	22,515	3,650,309

EXPENSES:
Management fee	1,321,711	1,399,236	2,799,033	2,771,730
Sponsor fee	669,681	775,338	1,455,945	1,581,235
Performance fee	—	3,507,562	17,428	10,153,382
Other	245,575	170,244	372,123	391,394
Total expenses	2,236,967	5,852,380	4,644,529	14,897,741

NET INVESTMENT INCOME (LOSS)	(2,238,624)	(4,418,842)	(4,622,014)	(11,247,432)

NET INCOME (LOSS)	$(39,657,845)	$16,162,239	$(46,531,419)	$47,253,065

NET INCOME (LOSS) PER UNIT:

Weighted average number of Units outstanding
Class A	17,101,968	17,915,709	17,691,199	18,063,473
Class C	63,210,412	75,661,136	65,052,999	77,624,438
Class D	6,915,976	9,610,790	6,915,976	12,893,684
Class I	6,716,131	10,894,654	7,354,252	11,112,736
Class DS*	47,694,962	30,788,209	45,380,941	23,458,943
Class DT**	47,319,662	63,517,457	48,364,675	65,219,650

Net income (loss) per weighted average Unit
Class A	$(0.2035)	$0.0707	$(0.2347)	$0.2091
Class C	$(0.1997)	$0.0640	$(0.2345)	$0.2017
Class D	$(0.2158)	$0.0586	$(0.2505)	$0.2399
Class I	$(0.1994)	$0.0624	$(0.2186)	$0.2116
Class DS*	$(0.2180)	$0.1091	$(0.2630)	$0.2416
Class DT**	$(0.2174)	$0.0858	$(0.2445)	$0.2562

*Class DS commenced on April 2, 2007 and was previously known as Class D-SM.

**Class DT commenced on June 1, 2007 and was previously known as Class D-TF.

See notes to financial statements.

ML ASPECT FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

For the six months ended June 30, 2009 and 2008

(unaudited in Units)

	Members’ Capital December 31, 2007	Subscriptions	Redemptions	Members’ Capital June 30, 2008	Members’ Capital December 31, 2008	Subscriptions	Redemptions	Members’ Capital June 30, 2009
Class A	17,887,996	2,095,230	(2,128,848)	17,854,378	18,704,606	874,918	(3,171,455)	16,408,069
Class C	79,170,266	8,017,731	(12,041,931)	75,146,066	68,270,745	3,467,178	(10,756,248)	60,981,675
Class D	16,300,492	659,229	(8,580,499)	8,379,222	6,915,976	—	—	6,915,976
Class I	11,363,798	1,138,694	(3,276,295)	9,226,197	8,961,247	264,096	(3,227,468)	5,997,875
Class DS*	13,768,122	22,271,688	—	36,039,810	41,543,859	8,071,715	—	49,615,574
Class DT**	69,643,298	1,078,544	(9,901,726)	60,820,116	50,625,248	314,606	(3,938,861)	47,000,993

Total Members’ Units	208,133,972	35,261,116	(35,929,299)	207,465,789	195,021,681	12,992,513	(21,094,032)	186,920,162

Class A	10,319	—	—	10,319	10,319	—	—	10,319
Class C	10,328	—	—	10,328	10,328	—	—	10,328

Total Sponsor’s Units	20,647	—	—	20,647	20,647	—	—	20,647

*Class DS commenced on April 2, 2007 and was previously known as Class D-SM.

**Class DT commenced on June 1, 2007 and was previously known as Class D-TF.

See notes to financial statements.

ML ASPECT FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

For the six months ended June 30, 2009 and 2008

(unaudited)

	Members’ Capital December 31, 2007	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital June 30,2008	Members’ Capital December 31, 2008	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital June 30, 2009
Class A	$22,428,464	$2,904,377	$(2,957,396)	$3,774,718	$26,150,163	$29,790,712	$1,369,266	$(4,861,502)	$(4,152,116)	$22,146,360
Class C	96,858,723	10,642,734	(16,285,981)	15,652,090	106,867,566	105,091,001	5,202,772	(15,876,873)	(15,261,731)	79,155,169
Class D	21,583,979	974,999	(12,578,954)	3,093,200	13,073,224	11,849,513	—	—	(1,729,679)	10,119,834
Class I	14,374,152	1,564,994	(4,628,791)	2,351,983	13,662,338	14,465,113	420,990	(5,057,588)	(1,602,164)	8,226,351
Class DS*	18,235,954	32,242,180	—	5,667,597	56,145,731	70,902,871	13,330,189	—	(11,942,770)	72,290,290
Class DT**	92,508,126	1,536,709	(14,631,186)	16,709,251	96,122,900	88,302,264	522,026	(6,814,903)	(11,837,962)	70,171,425

Total Members’ Interest	$265,989,398	$49,865,993	$(51,082,308)	$47,248,839	$312,021,922	$320,401,475	$20,845,243	$(32,610,866)	$(46,526,422)	$262,109,429

Class A	$12,940	$—	$—	$2,175	$15,115	$16,435	$—	$—	$(2,506)	$13,929
Class C	12,636	—	—	2,051	14,687	15,896	—	—	(2,491)	13,405

Total Sponsor’s Interest	$25,576	$—	$—	$4,226	$29,802	$32,331	$—	$—	$(4,997)	$27,334

Total Members’ Capital	$266,014,974	$49,865,993	$(51,082,308)	$47,253,065	$312,051,724	$320,433,806	$20,845,243	$(32,610,866)	$(46,531,419)	$262,136,763

*Class DS commenced on April 2, 2007 and was previously known as Class D-SM.

**Class DT commenced on June 1, 2007 and was previously known as Class D-TF.

See notes to financial statements.

ML ASPECT FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED JUNE 30, 2009

The following per Unit data and ratios have been derived from information provided in the financial statements.

	2009	2009	2009	2009	2009	2009
	Class A	Class C	Class D	Class I	Class DS*	Class DT**
Per Unit Operating Performance:

Net asset value, beginning of period	$1.5546	$1.4988	$1.6790	$1.5781	$1.6719	$1.7110

Realized and change in unrealized trading profit (loss)	(0.1897)	(0.1826)	(0.2051)	(0.1926)	(0.2043)	(0.2092)
Brokerage commissions	(0.0015)	(0.0014)	(0.0016)	(0.0015)	(0.0016)	(0.0017)
Interest income	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)
Expenses	(0.0137)	(0.0168)	(0.0090)	(0.0125)	(0.0090)	(0.0071)

Net asset value, end of period	$1.3497	$1.2980	$1.4633	$1.3715	$1.4570	$1.4930

Total Return:

Total return before Performance fees	-13.18%	-13.40%	0.00%	-13.09%	-12.74%	-12.85%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Total return after Performance fees	-13.18%	-13.40%	0.00%	-13.09%	-12.74%	-12.85%

Ratios to Average Members’ Capital:

Expenses (excluding Performance fees)	0.93%	1.17%	0.00%	0.83%	0.56%	0.44%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Expenses (including Performance fees)	0.93%	1.17%	0.00%	0.83%	0.56%	0.44%

Net investment income (loss)	-0.93%	-1.17%	0.00%	-0.83%	-0.56%	-0.44%

*Class DS and was previously known as Class D-SM.

**Class DT was previously known as Class D-TF.

See notes to financial statements.

ML ASPECT FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE SIX MONTHS ENDED JUNE 30, 2009

The following per Unit data and ratios have been derived from information provided in the financial statements.

	2009	2009	2009	2009	2009	2009
	Class A	Class C	Class D	Class I	Class DS*	Class DT**
Per Unit Operating Performance:

Net asset value, beginning of period	$1.5927	$1.5393	$1.7134	$1.6142	$1.7067	$1.7442

Realized and change in unrealized trading profit (loss)	(0.2126)	(0.2048)	(0.2300)	(0.2159)	(0.2290)	(0.2345)
Brokerage commissions	(0.0020)	(0.0019)	(0.0021)	(0.0020)	(0.0021)	(0.0022)
Interest income	0.0001	0.0001	0.0001	0.0001	0.0001	0.0001
Expenses	(0.0285)	(0.0347)	(0.0181)	(0.0249)	(0.0187)	(0.0146)

Net asset value, end of period	$1.3497	$1.2980	$1.4633	$1.3715	$1.4570	$1.4930

Total Return:

Total return before Performance fees	-15.26%	-15.68%	-14.62%	-15.09%	-14.62%	-14.40%
Performance fees	0.00%	0.00%	-0.01%	0.01%	-0.02%	0.00%
Total return after Performance fees	-15.26%	-15.68%	-14.63%	-15.08%	-14.64%	-14.40%

Ratios to Average Members’ Capital:

Expenses (excluding Performance fees)	1.85%	2.34%	1.11%	1.65%	1.11%	0.86%
Performance fees	-0.01%	-0.01%	0.00%	-0.02%	0.01%	-0.01%
Expenses (including Performance fees)	1.84%	2.33%	1.11%	1.63%	1.12%	0.85%

Net investment income (loss)	-1.84%	-2.33%	-1.10%	-1.62%	-1.11%	-0.85%

*Class DS and was previously known as Class D-SM.

**Class DT was previously known as Class D-TF.

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

Merrill Lynch Alternative Investments LLC (“MLAI”) is the sponsor (“Sponsor”) and manager (“Manager”) of the Fund. MLAI is an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc. (“Merrill Lynch”).  Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”), a wholly-owned subsidiary of Merrill Lynch, is the Fund’s commodity broker. On September 15, 2008, Merrill Lynch entered into an Agreement and Plan of Merger (as amended by Amendment No. 1 dated as of October 21, 2008, the “Merger Agreement”) with Bank of America Corporation (“Bank of America”). Pursuant to the Merger Agreement, on January 1, 2009, a wholly-owned subsidiary of Bank of America merged with and into Merrill Lynch, with Merrill Lynch continuing as the surviving corporation and a subsidiary of Bank of America.

In the opinion of management, these interim financial statements contain all adjustments necessary for a fair statement of the financial position of the Fund as of June 30, 2009, and the results of its operations for the three and six months ended June 30, 2009 and 2008.  However, the operating results for the interim periods may not be indicative of the results for the full year.

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

2.               CONDENSED SCHEDULES OF INVESTMENTS

The Fund’s investments, defined as Net unrealized profit (loss) on open contracts in the Statements of Financial Condition as of June 30, 2009 and December 31, 2008 are as follows:

June 30, 2009

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts	Profit (Loss)	Members’ Capital	Contracts	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	1,484	$1,014,098	0.39%	1,849	$126,875	0.05%	$1,140,973	0.44%	September 2009 - October 2009
Currencies	221,800	(6,687)	0.00%	347,900	(163,854)	-0.06%	(170,541)	-0.07%	July 2009
Energy	129	159,677	0.06%	(410)	984,900	0.38%	1,144,577	0.44%	July 2009
Interest rates	14,395	(1,157,021)	-0.44%	(827)	(1,364,441)	-0.52%	(2,521,462)	-0.96%	July 2009 - December 2011
Metals	750	(1,159,379)	-0.44%	(951)	(1,140,651)	-0.44%	(2,300,030)	-0.88%	September 2009 - October 2009
Stock indices	567	276,838	0.11%	(303)	159,636	0.06%	436,474	0.17%	July 2009

Total		$(872,474)	-0.33%		$(1,397,535)	-0.53%	$(2,270,009)	-0.86%

December 31, 2008

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts	Profit (Loss)	Members’ Capital	Contracts	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	145	$333,270	0.11%	(1,240)	$(860,947)	-0.27%	$(527,677)	-0.17%	January 2009 - March 2009
Currencies	2,211,124	1,544,260	0.48%	(461,942)	(2,356,344)	-0.74%	(812,084)	-0.26%	January 2009
Energy	41	75,848	0.02%	(407)	946,274	0.30%	1,022,122	0.32%	February 2009
Interest rates	8,731	13,032,113	4.07%	—	—	0.00%	13,032,113	4.07%	March 2009 - March 2010
Metals	45	88,866	0.03%	(503)	(723,498)	-0.23%	(634,632)	-0.20%	February 2009 - April 2009
Stock indices	3	3,950	0.00%	(176)	(217,282)	-0.07%	(213,332)	-0.07%	January 2009 - March 2009

Total		$15,078,307	4.70%		$(3,211,797)	-1.01%	$11,866,510	3.69%

No individual contract’s unrealized gain or loss comprised greater than 5% of the Members’ Capital as of June 30, 2009 and December 31, 2008.

The Fund’s net unrealized profit (loss) on open forward and futures contracts as of June 30, 2009 and December 31, 2008 are as follows:

June 30, 2009	Unrealized Long Positions	Unrealized Short Positions	Total
Futures	$(865,787)	$(1,233,681)	$(2,099,468)
Forwards	(6,687)	(163,854)	(170,541)
Total	$(872,474)	$(1,397,535)	$(2,270,009)

December 31, 2008	Unrealized Long Positions	Unrealized Short Positions	Total
Futures	$13,534,047	$(855,453)	$12,678,594
Forwards	1,544,260	(2,356,344)	(812,084)
Total	$15,078,307	$(3,211,797)	$11,866,510

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

Investments measured and reported at fair value are classified and disclosed in one of the following categories:

Level I — Quoted prices are available in active markets for identical investments as of the reporting date. The type of investments included in Level I are publicly traded investments. As required by FAS 157, the Fund does not adjust the quoted price for these investments even in situations where the Fund holds a large position and a sale could reasonably impact the quoted price.

Level II — Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of generally accepted and understood models or other valuation methodologies. Investments which are generally included in this category are investments valued using market data.

Level III — Pricing inputs are unobservable and include situations where there is little, if any, market activity for the investment. Fair value for these investments is determined using valuation methodologies that consider a range of factors, including but not limited to the nature of the investment, local market conditions, trading values on public exchanges for comparable securities, current and projected operating performance and financing transactions subsequent to the acquisition of the investment. The inputs into the determination of fair value require significant management judgment. Due to the inherent uncertainty of these estimates, these values may differ materially from the values that would have been used had a ready market for these investments existed.

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

The following table summarizes the valuation of the Fund’s investments by the above FAS 157 fair value hierarchy levels as of December 31, 2008 and June 30, 2009:

	Total	Level I	Level II	Level III
Net unrealized profit (loss) on open contracts
December 31, 2009	$11,866,510	$12,678,594	$(812,084)	N/A
June 30, 2009	$(2,270,009)	$(2,099,468)	$(170,541)	N/A

Effective January 1, 2009, the Fund adopted Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“FAS 161”) as of January 1, 2009 which requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. FAS 161 only expands the disclosure requirements for derivative instruments and related hedging activities and has no impact on Statements of Financial Condition or Statements of Operations and Member’s Capital.

The Fund engages in the speculative trading of futures, options on futures and forward contracts on a wide range of commodities. Such contracts meet the definition of a derivative as noted in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The fair value amounts of and the gains and losses on derivative instruments is disclosed in the statements of financial condition and statements of operations respectively. There are no credit related contingent features embedded in these derivative contracts.

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

4.               NET ASSET VALUE PER UNIT

In conformity with U.S. GAAP, the Fund deducted the total initial offering costs at inception from Members’ Capital for purposes of determining Net Asset Value.  The Net Asset Value per Unit of the different Classes at June 30, 2009 and December 31, 2008 are as follows:

June 30, 2009

Net Asset Value per Unit

Class A	$1.3497
Class C	1.2980
Class D	1.4633
Class I	1.3715
Class DS	1.4570
Class DT	1.4930

December 31, 2008

Net Asset Value per Unit

Class A	$1.5927
Class C	1.5393
Class D	1.7134
Class I	1.6142
Class DS	1.7067
Class DT	1.7442

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

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP 157-4). FSP 157-4 (‘FSP”) provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. The FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. The FSP also contains enhanced disclosure requirements whereby fair value disclosures as well as certain disaggregated information will be disclosed. The Fund does not expect the adoption of FSP 157-4 to have an impact on its financial statements.

In June 2008, the FASB issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and “The Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162” (“FAS 168”).  FAS 168 identifies the sources of accounting principles and the framework for selecting the accounting principles used in preparing financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP.  FAS 168 will be effective for financial statements that cover interim and annual periods ending after September 15, 2009.  We do not expect the adoption of FAS 168 to have an impact on our financial statements.

FASB issued Statement of Financial Accounting Standards No. 165, Subsequent Events (“FAS 165”), which is effective for interim and annual periods ending after June 15, 2009.  FAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The Fund has performed an evaluation of subsequent events, as defined under FAS 165, through August 14, 2009, which is the date the financial statements were issued, and determined that there are no subsequent events that are required to be adjusted to, or disclosed in, the financial statements other than those disclosed in the subsequent event section in Note 7.

7.               SUBSEQUENT EVENT

The following subsequent event occurred that requires disclosure under FAS 165.

1. Effective as of August 13, 2009, Paul Morton resigned as a Chief Executive Officer and President of MLAI and resigned as a member of MLAI’s Board of Managers.

2. Effective as of August 13, 2009, Thomas W. Lee resigned as a Vice President of MLAI and resigned as a member of MLAI’s Board of Managers.

3. Effective as of August 13, 2009, Justin C. Ferri, a Vice President and a member of MLAI’s Board of Managers, became the Chief Executive Officer and President of MLAI. He continues to serve as a member of MLAI’s Board of Managers, a position which he held prior to his appointment as the Chief Executive Officer and President.

4. Effective as of August 13, 2009, Deann Morgan, a Vice President of MLAI, became a member of MLAI’s Board of Managers. She continues to serve as a Vice President of MLAI, a position which she held prior to her appointment as a member of MLAI’s Board of Managers.

Item 2.            Management’s Discussion and Analysis of Financial Condition and Results of Operations

MONTH-END NET ASSET VALUE PER UNIT

MLAI believes that the Net Asset Value used to calculate subscription and redemption value and to report performance to investors throughout the year is the most valuable performance measure to the Members of the Fund.  Therefore, the charts below referencing Net Asset Value and performance measurements are based on the Net Asset Value for financial reporting purposes as discussed in Note 4 to the financial statements.

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS A

	Jan.	Feb.	Mar.	Apr.	May.	Jun.
2008	$1.3141	$1.4206	$1.3950	$1.3319	$1.3723	$1.4646
2009	$1.5995	$1.6080	$1.5546	$1.5051	$1.4710	$1.3497

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS C

	Jan.	Feb.	Mar.	Apr.	May.	Jun.
2008	$1.2812	$1.3839	$1.3578	$1.2952	$1.3335	$1.4221
2009	$1.5447	$1.5516	$1.4988	$1.4499	$1.4159	$1.2980

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS D

	Jan.	Feb.	Mar.	Apr.	May.	Jun.
2008	$1.3898	$1.5043	$1.4790	$1.4131	$1.4586	$1.5606
2009	$1.7234	$1.7347	$1.6790	$1.6277	$1.5928	$1.4633

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS I

	Jan.	Feb.	Mar.	Apr.	May.	Jun.
2008	$1.3268	$1.4348	$1.4094	$1.3460	$1.3874	$1.4815
2009	$1.6225	$1.6316	$1.5781	$1.5284	$1.4943	$1.3715

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DS

	Jan.	Feb.	Mar.	Apr.	May.	Jun.
2008	$1.3899	$1.5043	$1.4792	$1.4146	$1.4589	$1.5579
2009	$1.7162	$1.7274	$1.6719	$1.6207	$1.5860	$1.4570

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DT

	Jan.	Feb.	Mar.	Apr.	May.	Jun.
2008	$1.3982	$1.5206	$1.4941	$1.4248	$1.4730	$1.5804
2009	$1.7551	$1.7679	$1.7110	$1.6593	$1.6245	$1.4930

Liquidity and Capital Resources

The Fund does not engage in the sale of goods or services.  The Fund’s assets are its (i) equity in its trading account, consisting of cash and cash equivalents and (ii) interest receivable.    Because of the low margin deposits normally required in commodity futures trading relatively small price movements may result in substantial losses to the Fund.  While substantial losses could lead to a material decrease in liquidity, no such material losses occurred during the second quarter of 2009.

The Fund’s capital consists of the capital contributions of the member as increased or decreased by gains or losses on trading, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the six months ended June 30, 2009, Fund capital decreased 18.19% from $320,433,806 to $262,136,765.  This decrease was attributable to the net loss from operations of $46,531,419, coupled with the redemption of 21,094,032 Redeemable Units resulting in an outflow of $32,610,869.  The cash outflow was offset with cash inflow of $20,845,243 due to subscription of 12,992,513 units.  Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent months.

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

Investments

All investments (including derivatives) are held for trading purposes.  Investments are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date.  Investments denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date.  Gains or losses are realized when contracts are liquidated.  Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Statements of Financial Condition.  Realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Statement of Operations and Statement of Changes in Members’ Capital.

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

Futures Contracts

The Fund trades futures contracts.  A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as S&P 500 Index), whereby such contract is settled in cash.  Payments (“variation margin”) may be made or received by the Fund each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Fund.  When the contract is closed, the Fund records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed.  Because transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded, credit exposure is limited.  Realized gains (losses) and changes in unrealized gains (losses) on futures contracts are included in the Statements of Operations and Statements of Changes in Members’ Capital.

Forward Foreign Currency Contracts

Foreign currency contracts are those contracts where the Fund agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date.  Foreign currency contracts are valued daily, and the Fund’s net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Statements of Operations.  Realized gains (losses) and changes in unrealized gains (losses) on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur, respectively and are included in the Statements of Operations and Statements of Changes in Members’ Capital.

Income Taxes

Income taxes have not been provided as each member is individually liable for the taxes, if any, on their share of the Fund’s income and expenses and Members’ Capital.

In 2007, the Fund adopted FASB interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”).  FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements.  FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Fund’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority.  Tax positions with respect to tax at the Fund level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year.  MLAI has concluded that the adoption of FIN 48 had no impact on the operations of the Fund for the period ended June 30, 2009 and that no provision for income tax is required in the Fund’s financial statements.

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

April 1, 2009 to June 30, 2009

The Fund experienced a net trading loss before brokerage commissions and related fees in the second quarter of 2009 of $37,124,733. The Fund posted overall losses for the quarter with the agriculture and stock indices sector posting profits while the metals, currencies, energy and interest rates sectors posted losses.

The agriculture sector posted profits for the Fund. Profits were posted to the Fund at the beginning of the quarter driven by short positions in lean hogs following concerns over swine flu. Losses were posted to the Fund in the middle of the quarter due to challenging market conditions. Commodities markets rallied at the end of quarter which benefited long positions in agricultural such as sugar and soy meal resulting in profits posted to the Fund.

The stock indices posted profits for the Fund. Losses were posted to the Fund as most equity index positions also suffered from this rally continuing in early April, but positions responded and small profits were seen in the MSCI Taiwan index and in European sectors indices only. Positive economic releases continued to boost investor optimism and risk appetite; consequently global stock indices finished the month positively posting profits to the Fund in the middle of the quarter. Rallying equity markets continued to boost investor optimism resulting in profits posted to the Fund at the end of the quarter.

The metals sectors posted losses for the Fund. Losses were posted to the Fund at the beginning of the quarter due short positions in aluminum and nickel which suffered losses due to markets anticipation increased demand as equities rallied following the G20 summit. Improving global outlook prompted most commodity markets to rally resulting in profits being posted to the Fund in the middle of the quarter. Short positions in metals including aluminum resulted in losses being posted to the Fund at the end of the quarter.

The currency sector posted losses for the Fund. Trend reversals were seen in late March continuing into April resulting in losses being posted to the Fund. The British sterling and the Canadian dollar recovered following recent weakness and the resulting losses outweighed the profits seen from the strengthening South African rand. Short positions in the British sterling rallied in the middle of the quarter following the latest United Kingdom inflation report however, increased risk appetite resulted in a sell off in the U.S. dollar which hit 2009 lows resulting in losses being posted to the Fund. The United States dollar, which had been weakening since the United States Federal Reserve announced its quantitative easing policies in March, regained some of its strength and the recent trend in short-term interest rates reversed. The Euro dollar, the British sterling and Euribor all saw their most aggressive selling since October 2008. These sharp moves resulted in losses on the Program’s long positions in these contracts. In response, the Program reduced its positions as volatility increased. Performance in other sectors also reflected the difficult market environment for medium-term trend-following strategies. In currencies, the losses in the U.S. dollar positions were compounded by losses in the Swiss franc and Japanese yen; these were partially offset by gains on the Program’s short Euro exposure.

The energy sector posted losses for the Fund. Profits were posted to the Fund at the beginning of the quarter driven by short positions in natural gas which reached multi year lows. Prices of energies were boosted by bullish inventory particularly in natural gas but did not offset the losses due to a volatile global market posting losses to the Fund from the middle to the end of the quarter.

The interest rate sector posted losses for the Fund. The quarter began with losses being posted to the Fund due to trend reversals seen in late March continuing into the beginning of the quarter due to the European Central Bank’s surprise decision to reduce rates. Profits were posted to the Fund in the middle of the quarter due to rallying equity markets accompanied by a sell-off in fixed income markets. This was to the benefit of the Program’s short positions in several bond contracts, most notably the Japanese and Australian government bonds. The quarter ended with losses being posted to the Fund due to the difficult market environment. The bonds sector saw losses with the Program’s short exposure to Japanese Government bonds suffering from the weak outlook for the Japanese economy.

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

The Fund has no applicable off-balance sheet arrangements and tabular disclosure or contractual obligations of the type described in Items 303(a)(4) and 303(a)(5) of Regulation S-K.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Fund’s open positions by market category for the fiscal period. For the six months ended June 30, 2009 and 2008, the Fund’s average Month-end Net Asset Value for all other purposes was approximately $297,578,971 and $283,568,933, respectively.

June 30, 2009

Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value at Risk	Lowest Value at Risk

Agriculture	$198,798	0.07%	$299,521	$7,807
Currencies	727,574	0.24%	1,116,966	313,886
Energy	195,390	0.07%	472,835	42,162
Interest Rates	26,934,175	9.05%	47,880,957	15,102,568
Metals	140,688	0.05%	237,901	11,621
Stock Indices	139,270	0.05%	248,030	18,996

Total	$28,335,895	9.53%	$50,256,210	$15,497,040

June 30, 2008

Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value At Risk	Lowest Value At Risk

Agricultural Commodities	$977,328	0.34%	$3,229,047	$294,323
Currencies	3,377,164	1.19%	9,038,747	1,289,222
Energy	1,609,381	0.57%	4,458,641	800,626
Interest Rates	17,633,102	6.22%	29,572,634	8,163,193
Metals	579,758	0.20%	2,047,636	139,919
Stock Indices	1,454,202	0.51%	3,820,724	511,838

TOTAL	$25,630,935	9.03%	$52,167,429	$11,199,121

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

The following were the primary trading risk exposures of the Fund as of June 30, 2009, by market sector.

Interest Rates

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

Currencies

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

Stock Indices

The Fund’s primary equity exposure is to S&P 500, Nikkei and German DAX equity index price movements. The Fund is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Asian indices.

Metals

The Fund’s metals market exposure is to fluctuations in both the price of precious and non-precious metals.

Agricultural Commodities

The Fund’s primary agricultural commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Grains, cocoa and livestock accounted for the substantial bulk of the Fund’s agricultural commodities exposure as of June 30, 2009.

Energy

The Fund’s primary energy market exposure is to natural gas and crude oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Fund as of June 30, 2009.

Foreign Currency Balances

The Fund’s primary foreign currency balances are in Japanese yen, British pounds, Norwegian krone, Swiss franc and Euros.

U.S. Dollar Cash Balance

The Fund holds U.S. dollars only in cash at MLPF&S. The Fund has immaterial cash flow interest rate risk on its cash on deposit with MLPF&S in that declining interest rates would cause the income from such cash to decline.

Item 4T. Controls and Procedures

MLAI, the Sponsor of ML Aspect FuturesAccess LLC, with the participation of the Sponsor’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Fund as of the end of the period of this quarterly report, and, based on this evaluation, has concluded that these disclosure controls and procedures are effective.  Additionally, there were no significant changes in the Fund’s internal controls or in other factors during the latest fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.                                   Legal Proceedings

None.

Item 1A.  Risk Factors

There are no material changes from risk factors as previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 31, 2009.

Item 2.                                   Unregistered Sales of Equity Securities and Use of Proceeds

(a)   Issuance to accredited investors pursuant to Regulation D and Section 4(6) under the Securities Act.  The selling agent of the following Class of Units was MLPF&S.

CLASS A

	Subscription
	Amount	Units	NAV (1)
Jan-09	$—	—	1.5925
Feb-09	612,698	383,056	1.5995
Mar-09	196,943	122,477	1.6080
Apr-09	203,771	131,076	1.5546
May-09	233,981	155,459	1.5051
Jun-09	121,873	82,850	1.4710
Jul-09	452,391	335,179	1.3497

CLASS C

	Subscription
	Amount	Units	NAV (1)
Jan-09	$442,877	287,732	1.5392
Feb-09	696,976	451,205	1.5447
Mar-09	1,227,957	791,413	1.5516
Apr-09	1,441,995	962,100	1.4988
May-09	547,990	377,952	1.4499
Jun-09	844,977	596,776	1.4159
Jul-09	713,878	549,983	1.2980

CLASS D

	Subscription
	Amount	Units	NAV (1)
Jan-09	$—	—	1.7137
Feb-09	—	—	1.7234
Mar-09	—	—	1.7347
Apr-09	—	—	1.6790
May-09	—	—	1.6277
Jun-09	—	—	1.5928
Jul-09	—	—	1.4633

CLASS I

	Subscription
	Amount	Units	NAV (1)
Jan-09	$9,999	6,192	1.6148
Feb-09	19,999	12,326	1.6225
Mar-09	259,995	159,350	1.6316
Apr-09	10,999	6,970	1.5781
May-09	69,999	45,798	1.5284
Jun-09	49,999	33,460	1.4943
Jul-09	119,998	87,494	1.3715

CLASS DS

	Subscription
	Amount	Units	NAV (1)
Jan-09	$1,014,112	594,264	1.7065
Feb-09	1,916,850	1,116,915	1.7162
Mar-09	954,491	552,559	1.7274
Apr-09	3,054,678	1,827,070	1.6719
May-09	3,565,504	2,199,977	1.6207
Jun-09	2,824,554	1,780,930	1.5860
Jul-09	8,190,706	5,621,624	1.4570

CLASS DT

	Subscription
	Amount	Units	NAV (1)
Jan-09	$—	—	1.7440
Feb-09	—	—	1.7551
Mar-09	—	—	1.7679
Apr-09	—	—	1.7110
May-09	522,026	314,606	1.6593
Jun-09	—	—	1.6245
Jul-09	3,039,694	2,035,964	1.4930

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

ML ASPECT FUTURESACCESS LLC
.

	By:	MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(Manager)

Date: August 14, 2009	By	/s/ JUSTIN C. FERRI
Justin C. Ferri
Chief Executive Officer, President and Manager
(Principal Executive Officer)

Date: August 14, 2009
	By	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial and Accounting Officer)