Form 10-Q
period 2009-09-30
ML Aspect FuturesAccess LLC
filed 2009-11-12
CIK 1309132

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Four World Financial Center, 6th Floor

250 Vesey Street

New York, New York 10080

(Address of principal executive offices)

(Zip Code)

212-449-3517

(Registrant’s telephone number, including area code)

Two World Financial Center, 7th Floor

New York, New York 10281

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

As of September 30, 2009, 188,773,991 units of membership were outstanding.

ML ASPECT FUTURESACCESS LLC

QUARTERLY REPORT FOR SEPTEMBER 30, 2009 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

ML ASPECT FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	September 30,	December 31,
	2009	2008
ASSETS:
Equity in commodity futures trading accounts:
Cash (including restricted cash of $34,582,243 for 2009 and $24,334,309 for 2008)	$271,845,918	$334,291,578
Net unrealized profit on open contracts	11,578,036	11,866,510
Cash	173,548	241,619
Accrued interest	6	19,502

TOTAL ASSETS	$283,597,508	$346,419,209

LIABILITIES AND MEMBERS’ CAPITAL:
LIABILITIES:
Brokerage commissions payable	$93,833	$58,192
Management fee payable	441,617	536,784
Sponsor fee payable	208,046	279,746
Redemptions payable	3,263,168	9,241,236
Performance fee payable	—	15,635,853
Other	230,465	233,592

Total liabilities	4,237,129	25,985,403

MEMBERS’ CAPITAL:
Sponsor’s Interest (20,647 Units)	27,334	32,331
Members’ Interest (188,753,344 Units and 195,021,681 Units)	279,333,045	320,401,475
Total members’ capital	279,360,379	320,433,806

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$283,597,508	$346,419,209

NET ASSET VALUE PER UNIT (SEE NOTE 4) (Based on 188,773,991 Units outstanding; unlimited Units authorized)

See notes to financial statements.

ML ASPECT FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
TRADING PROFIT (LOSS):

Realized	$3,157,393	$(18,721,939)	$(24,225,305)	$34,573,670
Change in unrealized, net	13,848,046	(10,105,078)	(288,474)	(4,464,601)
Brokerage commissions	(233,906)	(259,599)	(624,093)	(695,188)

Total trading profit (loss)	16,771,533	(29,086,616)	(25,137,872)	29,413,881

INVESTMENT INCOME:
Interest	(3,040)	1,374,542	19,475	5,024,851

EXPENSES:
Management fee	1,303,270	1,390,083	4,102,303	4,161,813
Sponsor fee	614,008	756,448	2,069,953	2,337,683
Performance fee	—	(5,675,583)	17,428	4,477,799
Other	174,459	231,969	546,582	623,363
Total expenses	2,091,737	(3,297,083)	6,736,266	11,600,658

NET INVESTMENT INCOME (LOSS)	(2,094,777)	4,671,625	(6,716,791)	(6,575,807)

NET INCOME (LOSS)	$14,676,756	$(24,414,991)	$(31,854,663)	$22,838,074

NET INCOME (LOSS) PER UNIT:

Weighted average number of Units outstanding
Class A	16,397,934	18,658,711	17,260,110	18,261,886
Class C	61,135,706	76,608,319	63,747,235	77,285,731
Class D	6,696,233	8,379,222	6,842,728	11,388,863
Class I	6,001,078	10,229,061	6,903,194	10,818,177
Class DS*	56,030,315	40,071,360	48,930,732	28,996,415
Class DT**	47,766,991	60,843,325	48,165,447	63,760,875

Net income (loss) per weighted average Unit
Class A	$0.0695	$(0.1064)	$(0.1745)	$0.0980
Class C	$0.0639	$(0.1096)	$(0.1780)	$0.0939
Class D	$0.0804	$(0.1141)	$(0.1745)	$0.1876
Class I	$0.0723	$(0.0978)	$(0.1701)	$0.1250
Class DS*	$0.0828	$(0.1201)	$(0.1491)	$0.0294
Class DT**	$0.0841	$(0.1194)	$(0.1621)	$0.1481

*Class DS commenced on April 2, 2007 and was previously known as Class D-SM.

**Class DT commenced on June 1, 2007 and was previously known as Class D-TF.

See notes to financial statements.

ML ASPECT FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

For the nine months ended September 30, 2009 and 2008

(unaudited in Units)

	Members’ Capital December 31, 2007	Subscriptions	Redemptions	Members’ Capital September 30, 2008	Members’ Capital December 31, 2008	Subscriptions	Redemptions	Members’ Capital September 30, 2009
Class A	17,887,996	3,583,599	(2,527,950)	18,943,645	18,704,606	1,652,973	(4,845,471)	15,512,108
Class C	79,170,266	12,618,888	(16,689,387)	75,099,767	68,270,745	4,700,324	(13,078,859)	59,892,210
Class D	16,300,492	659,229	(8,580,499)	8,379,222	6,915,976	—	(659,229)	6,256,747
Class I	11,363,798	3,063,709	(3,583,570)	10,843,937	8,961,247	379,007	(3,500,890)	5,839,364
Class DS*	13,768,122	31,718,559	(10,038,276)	35,448,405	41,543,859	15,050,677	(335,326)	56,259,210
Class DT**	69,643,298	1,552,098	(13,655,189)	57,540,207	50,625,248	2,350,570	(7,982,113)	44,993,705

Total Members’ Units	208,133,972	53,196,082	(55,074,871)	206,255,183	195,021,681	24,133,551	(30,401,888)	188,753,344

Class A	10,319	—	—	10,319	10,319	—	—	10,319
Class C	10,328	—	—	10,328	10,328	—	—	10,328

Total Sponsor’s Units	20,647	—	—	20,647	20,647	—	—	20,647

*Class DS commenced on April 2, 2007 and was previously known as Class D-SM.

**Class DT commenced on June 1, 2007 and was previously known as Class D-TF.

See notes to financial statements.

ML ASPECT FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

For the nine months ended September 30, 2009 and 2008

(unaudited)

	Members’ Capital December 31, 2007	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital September 30, 2008	Members’ Capital December 31, 2008	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital September 30, 2009
Class A	$22,428,464	$4,932,133	$(3,492,714)	$1,789,011	$25,656,894	$29,790,712	$2,422,994	$(7,170,497)	$(3,012,970)	$22,030,239
Class C	96,858,723	16,728,744	(22,344,289)	7,259,152	98,502,330	105,091,001	6,802,811	(18,947,961)	(11,352,561)	81,593,290
Class D	21,583,979	975,000	(12,578,954)	2,136,724	12,116,749	11,849,513	—	(989,305)	(1,191,077)	9,669,131
Class I	14,374,152	4,181,986	(5,050,245)	1,351,901	14,857,794	14,465,113	578,986	(5,440,322)	(1,168,525)	8,435,252
Class DS*	18,235,954	46,281,581	(14,003,395)	853,916	51,368,056	70,902,871	23,472,610	(501,078)	(7,303,288)	86,571,115
Class DT**	92,508,126	2,229,234	(20,074,451)	9,445,423	84,108,332	88,302,264	3,561,720	(13,008,722)	(7,821,244)	71,034,018

Total Members’ Interest	$265,989,398	$75,328,678	$(77,544,048)	$22,836,127	$286,610,155	$320,401,475	$36,839,121	$(46,057,885)	$(31,849,666)	$279,333,045

Class A	$12,940	$—	$—	$1,037	$13,977	$16,435	$—	$—	$(2,506)	$13,929
Class C	12,636	—	—	910	13,546	15,896	—	—	(2,491)	13,405

Total Sponsor’s Interest	$25,576	$—	$—	$1,947	$27,523	$32,331	$—	$—	$(4,997)	$27,334

Total Members’ Capital	$266,014,974	$75,328,678	$(77,544,048)	$22,838,074	$286,637,678	$320,433,806	$36,839,121	$(46,057,885)	$(31,854,663)	$279,360,379

*Class DS commenced on April 2, 2007 and was previously known as Class D-SM.

**Class DT commenced on June 1, 2007 and was previously known as Class D-TF.

See notes to financial statements.

ML ASPECT FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009

The following per Unit data and ratios have been derived from information provided in the financial statements.

	2009	2009	2009	2009	2009	2009
	Class A	Class C	Class D	Class I	Class DS*	Class DT**
Per Unit Operating Performance:

Net asset value, beginning of period	$1.3497	$1.2980	$1.4633	$1.3715	$1.4570	$1.4930

Realized and change in unrealized trading profit (loss)	0.0846	0.0812	0.0918	0.0860	0.0914	0.0938
Brokerage commissions	(0.0012)	(0.0011)	(0.0013)	(0.0012)	(0.0013)	(0.0013)
Interest income	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)
Expenses	(0.0130)	(0.0158)	(0.0084)	(0.0118)	(0.0083)	(0.0067)

Net asset value, end of period	$1.4201	$1.3623	$1.5454	$1.4445	$1.5388	$1.5788

Total Return:

Total return before Performance fees	5.22%	4.95%	5.61%	5.32%	5.61%	5.75%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Total return after Performance fees	5.22%	4.95%	5.61%	5.32%	5.61%	5.75%

Ratios to Average Members’ Capital:

Expenses (excluding Performance fees)	0.95%	1.20%	0.57%	0.85%	0.57%	0.44%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Expenses (including Performance fees)	0.95%	1.20%	0.57%	0.85%	0.57%	0.44%

Net investment income (loss)	-0.95%	-1.20%	-0.57%	-0.85%	-0.57%	-0.44%

*Class DS and was previously known as Class D-SM.

**Class DT was previously known as Class D-TF.

See notes to financial statements.

ML ASPECT FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009

The following per Unit data and ratios have been derived from information provided in the financial statements.

	2009	2009	2009	2009	2009	2009
	Class A	Class C	Class D	Class I	Class DS*	Class DT**
Per Unit Operating Performance:

Net asset value, beginning of period	$1.5927	$1.5393	$1.7134	$1.6142	$1.7067	$1.7442

Realized and change in unrealized trading profit (loss)	(0.1281)	(0.1236)	(0.1382)	(0.1300)	(0.1376)	(0.1408)
Brokerage commissions	(0.0031)	(0.0030)	(0.0034)	(0.0032)	(0.0034)	(0.0035)
Interest income	0.0001	0.0001	0.0001	0.0001	0.0001	0.0001
Expenses	(0.0415)	(0.0505)	(0.0265)	(0.0366)	(0.0270)	(0.0212)

Net asset value, end of period	$1.4201	$1.3623	$1.5454	$1.4445	$1.5388	$1.5788

Total Return:

Total return before Performance fees	-10.84%	-11.50%	-9.83%	-10.57%	-9.83%	-9.49%
Performance fees	0.00%	0.00%	-0.01%	0.01%	-0.02%	0.00%
Total return after Performance fees	-10.84%	-11.50%	-9.84%	-10.56%	-9.85%	-9.49%

Ratios to Average Members’ Capital:

Expenses (excluding Performance fees)	1.68%	1.30%	2.28%	1.68%	1.68%	1.30%
Performance fees	-0.01%	-0.01%	0.00%	-0.02%	0.01%	-0.01%
Expenses (including Performance fees)	1.67%	1.30%	2.28%	1.66%	1.69%	1.30%

Net investment income (loss)	-2.78%	-3.53%	-1.67%	-2.47%	-1.68%	-1.29%

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

In the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of the Fund as of September 30, 2009, and the results of its operations for the three and nine months ended September 30, 2009 and 2008.  However, the operating results for the interim periods may not be indicative of the results for the full year.

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

In July 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 105, Generally Accepted Accounting Principles, (ASC 105), which approved the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative nongovernmental GAAP. The Codification is effective for interim or annual periods ending after September 15, 2009. All existing accounting standards have been superseded and all other accounting literature not included in the Codification will be considered nonauthoritative. ASC 105 was not intended to change the accounting literature and did not impact the Fund’s financial condition or results of operations.  All accounting references within this report are in accordance with the new Codification.

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

2.               CONDENSED SCHEDULES OF INVESTMENTS

The Fund’s investments, defined as Net unrealized profit (loss) on open contracts in the Statements of Financial Condition as of September 30, 2009 and December 31, 2008 are as follows:

September 30, 2009

	Long Positions			Short Positions			Net Unrealized
Commodity Industry Sector	Number of Contracts	Unrealized Profit (Loss)	Percent of Members’ Capital	Number of Contracts	Unrealized Profit (Loss)	Percent of Members’ Capital	Profit (Loss) on Open Positions	Percent of Members’ Capital	Maturity Dates

Agriculture	1,257	$1,696,664	0.61%	(1,551)	$250,472	0.09%	$1,947,136	0.70%	December 2009 - March 2010
Currencies	46,750,014	797,979	0.29%	(185,150)	1,701,265	0.61%	2,499,244	0.90%	March 2010
Energy	6	(21,987)	-0.01%	(654)	(1,196,665)	-0.43%	(1,218,652)	-0.44%	December 2009 - March 2010
Interest rates	10,679	5,675,375	2.03%	(657)	166,929	0.06%	5,842,304	2.09%	December 2009 - March 2012
Metals	748	1,932,234	0.69%	(87)	(173,996)	-0.06%	1,758,238	0.63%	January 2010 - March 2010
Stock indices	2,021	713,298	0.26%	(46)	36,468	0.01%	749,766	0.27%	January 2010 - March 2010

Total		$10,793,563	3.87%		$784,473	0.28%	$11,578,036	4.15%

December 31, 2008

	Long Positions			Short Positions			Net Unrealized
Commodity Industry Sector	Number of Contracts	Unrealized Profit (Loss)	Percent of Members’ Capital	Number of Contracts	Unrealized Profit (Loss)	Percent of Members’ Capital	Profit (Loss) on Open Positions	Percent of Members’ Capital	Maturity Dates

Agriculture	145	$333,270	0.11%	(1,240)	$(860,947)	-0.27%	$(527,677)	-0.17%	January 2009 - March 2009
Currencies	2,211,124	1,544,260	0.48%	(461,942)	(2,356,344)	-0.74%	(812,084)	-0.26%	January 2009
Energy	41	75,848	0.02%	(407)	946,274	0.30%	1,022,122	0.32%	February 2009
Interest rates	8,731	13,032,113	4.07%	—	—	0.00%	13,032,113	4.07%	March 2009 - March 2010
Metals	45	88,866	0.03%	(503)	(723,498)	-0.23%	(634,632)	-0.20%	February 2009 - April 2009
Stock indices	3	3,950	0.00%	(176)	(217,282)	-0.07%	(213,332)	-0.07%	January 2009 - March 2009

Total		$15,078,307	4.70%		$(3,211,797)	-1.01%	$11,866,510	3.69%

No individual contract’s unrealized gain or loss comprised greater than 5% of the Members’ Capital as of September 30, 2009 and December 31, 2008.

The Fund’s net unrealized profit (loss) on open forward and futures contracts as of September 30, 2009 and December 31, 2008 are as follows:

September 30, 2009	Unrealized Long Positions	Unrealized Short Positions	Total
Futures	$10,040,990	$(916,790)	$9,124,200
Forwards	752,573	1,701,263	2,453,836
Total	$10,793,563	$784,473	$11,578,036

December 31, 2008	Unrealized Long Positions	Unrealized Short Positions	Total
Futures	$13,534,047	$(855,453)	$12,678,594
Forwards	1,544,260	(2,356,344)	(812,084)
Total	$15,078,307	$(3,211,797)	$11,866,510

3.               FAIR VALUE OF INVESTMENTS

In September 2006, the FASB issued authoritative guidance on fair value measurement. This guidance defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The Fund adopted this guidance as of January 1, 2008. The adoption of this guidance did not have a material impact on the Fund’s financial statements.

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

The fair value measurement guidance established a hierarchal disclosure framework which prioritizes and ranks the level of market price observability used in measuring investments at fair value. Market price observability is impacted by a number of factors, including the type of investment and the characteristics specific to the investment. Investments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

Investments measured and reported at fair value are classified and disclosed in one of the following categories:

Level I — Quoted prices are available in active markets for identical investments as of the reporting date. The type of investments included in Level I are publicly traded investments. As required, the Fund does not adjust the quoted price for these investments even in situations where the Fund holds a large position and a sale could reasonably impact the quoted price.

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

Upon adoption of the fair value measurement guidance the Fund has determined that Level I securities would include all of its futures and options contracts where it believes that quoted prices are available in an active market.

Where the Fund believes that quoted market prices are not available or that the market is not active, fair values are estimated by using quoted prices of securities with similar characteristics, pricing models or matrix pricing and these are generally classified as Level II securities. The Fund determined that Level II securities would include its forward contracts.

The following table summarizes the valuation of the Fund’s investments by the above fair value hierarchy levels as of September 30, 2009 and December 31, 2008:

	Total	Level I	Level II	Level III
Net unrealized profit (loss) on open contracts
September 30, 2009	$11,578,036	$9,124,200	$2,453,836	N/A
December 31, 2008	$11,866,510	$12,678,594	$(812,084)	N/A

Effective January 1, 2009, the Fund adopted the guidance on disclosures about derivative instruments and hedging activities which requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This guidance only expands the disclosure requirements for derivative instruments and related hedging activities and has no impact on Statements of Financial Condition or Statements of Operations and Member’s Capital.

The Fund engages in the speculative trading of futures, options on futures and forward contracts on a wide range of commodities. Such contracts meet the definition of a derivative as noted in the guidance for derivatives and hedging. The fair value amounts of and the gains and losses on derivative instruments is disclosed in the statements of financial condition and statements of operations, respectively. There are no credit related contingent features embedded in these derivative contracts.

The following table indicates the trading gains and losses, by commodity industry sector, on derivative instruments for each of the three month and nine month periods ended September 30, 2009:

	For the three months ended	For the nine months ended
	September 30, 2009	September 30, 2009
Commodity Industry	Gain (loss)	Gain (loss)
Sector	from trading	from trading

Agriculture	2,551,632	2,025,112
Currencies	2,860,778	(7,943,413)
Energy	(3,300,251)	(9,969,754)
Interest rates	9,102,154	(4,994,624)
Metals	2,781,743	(5,312,490)
Stock indices	3,009,383	1,681,390

Total	17,005,439	(24,513,779)

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

4.               NET ASSET VALUE PER UNIT

The Net Asset Value per Unit of the different Classes at September 30, 2009 and December 31, 2008 are as follows:

September 30, 2009

Net Asset Value per Unit

Class A	$1.4201
Class C	1.3623
Class D	1.5454
Class I	1.4445
Class DS	1.5388
Class DT	1.5788

December 31, 2008

Net Asset Value per Unit

Class A	$1.5927
Class C	1.5393
Class D	1.7134
Class I	1.6142
Class DS	1.7067
Class DT	1.7442

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

6.               RECENT ACCOUNTING PRONOUNCEMENTS

In April 2009, the FASB issued guidance on determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly. This guidance provides additional guidance for estimating fair value in accordance with FASB guidance on fair value measurements, when the volume and level of activity for the asset or liability have significantly decreased. This guidance also identifies circumstances that indicate a transaction is not orderly. The guidance emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. The guidance also contains enhanced disclosure requirements whereby fair value disclosures as well as certain disaggregated information will be disclosed. The adoption of this guidance has no impact on the financial statements.

In September 2009, the FASB issued Accounting Standards Update No. 2009-12, Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent) (the “ASU 2009-12”), which is effective for interim or annual financial periods ending after December 15, 2009. At this time, the Manager is evaluating the implications of this statement.  However, the adoption is not expected to have material impact on the Fund’s financial statements.

7.               SUBSEQUENT EVENTS

The Fund has performed an evaluation of subsequent events through November 12, 2009, which is the date the financial statements were issued, and determined that there are no subsequent events that require an adjustment of or disclosure in the financial statements.

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

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS A

	Jan.	Feb.	Mar.	Apr.	May.	Jun.	Jul.	Aug.	Sept.
2008	$1.3141	$1.4206	$1.3950	$1.3319	$1.3723	$1.4646	$1.3590	$1.3134	$1.3544
2009	$1.5995	$1.6080	$1.5546	$1.5051	$1.4710	$1.3497	$1.3304	$1.3808	$1.4201

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS C

	Jan.	Feb.	Mar.	Apr.	May.	Jun.	Jul.	Aug.	Sept.
2008	$1.2812	$1.3839	$1.3578	$1.2952	$1.3335	$1.4221	$1.3183	$1.2729	$1.3116
2009	$1.5447	$1.5516	$1.4988	$1.4499	$1.4159	$1.2980	$1.2783	$1.3257	$1.3623

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS D

	Jan.	Feb.	Mar.	Apr.	May.	Jun.	Jul.	Aug.	Sept.
2008	$1.3898	$1.5043	$1.4790	$1.4131	$1.4586	$1.5606	$1.4478	$1.4000	$1.4464
2009	$1.7234	$1.7347	$1.6790	$1.6277	$1.5928	$1.4633	$1.4441	$1.5007	$1.5454

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS I

	Jan.	Feb.	Mar.	Apr.	May.	Jun.	Jul.	Aug.	Sept.
2008	$1.3268	$1.4348	$1.4094	$1.3460	$1.3874	$1.4815	$1.3746	$1.3287	$1.3707
2009	$1.6225	$1.6316	$1.5781	$1.5284	$1.4943	$1.3715	$1.3523	$1.4041	$1.4445

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DS

	Jan.	Feb.	Mar.	Apr.	May.	Jun.	Jul.	Aug.	Sept.
2008	$1.3899	$1.5043	$1.4792	$1.4146	$1.4589	$1.5579	$1.4487	$1.3950	$1.4491
2009	$1.7162	$1.7274	$1.6719	$1.6207	$1.5860	$1.4570	$1.4379	$1.4943	$1.5388

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DT

	Jan.	Feb.	Mar.	Apr.	May.	Jun.	Jul.	Aug.	Sept.
2008	$1.3982	$1.5206	$1.4941	$1.4248	$1.4730	$1.5804	$1.4624	$1.4125	$1.4617
2009	$1.7551	$1.7679	$1.7110	$1.6593	$1.6245	$1.4930	$1.4740	$1.5325	$1.5788

Liquidity and Capital Resources

The Fund does not engage in the sale of goods or services.  The Fund’s assets are its (i) equity in its trading account, consisting of cash and cash equivalents and (ii) interest receivable.  Because of the low margin deposits normally required in commodity futures trading relatively small price movements may result in substantial losses to the Fund.  While substantial losses could lead to a material decrease in liquidity, no such material losses occurred during the third quarter of 2009 and there was no impact on the Fund’s liquidity.

The Fund’s capital consists of the capital contributions of the members as increased or decreased by gains or losses on trading, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2009, Fund capital decreased 12.82% from $320,433,806 to $279,360,379.  This decrease was attributable to the net loss from operations of $31,854,663, coupled with the redemption of 30,401,888 Redeemable Units resulting in an outflow of $46,057,885.  The cash outflow was offset with cash inflow of $36,839,121 due to subscription of 24,133,551 units.  Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent months.

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

Statement of Cash Flows

The Fund has elected not to provide a Statement of Cash Flows as permitted by the ASC guidance for Statement of Cash Flows specifically relating to the exemption of certain enterprises and the classification of cash flows from certain securities acquired for resale.

Investments

All investments (including derivatives) are held for trading purposes.  Investments are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date.  Investments denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date.  Gains or losses are realized when contracts are liquidated.  Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Statements of Financial Condition.  Realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Statements of Operations and Statements of Changes in Members’ Capital.

Fair Value Measurements

The Fund adopted guidance on fair value measurements as of January 1, 2008 which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The Fund did not apply the deferral allowed for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.  For more information on our treatment of fair value, see Note 3, Fair Value of Investments.

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

In 2007, the Fund adopted the guidance on accounting for uncertainty in income taxes.  This guidance provides how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements.  This guidance also requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Fund’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority.  Tax positions with respect to tax at the Fund level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year.  MLAI has concluded that the adoption of this guidance had no impact on the operations of the Fund for the period ended September 30, 2009 and that no provision for income tax is required in the Fund’s financial statements.

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

July 1, 2009 to September 30, 2009

The Fund experienced a net trading profit of $17,005,439 before brokerage commissions and related fees in the third quarter of 2009 of $233,906. The Fund posted overall profits for the quarter with interest rates, stock indices, currencies, metals and agriculture sectors posting profits while the energy sector posted losses.

The interest rate sector posted profits for the Fund. Profits were posted to the Fund at the beginning of the quarter. Global equity markets sold off at the start of July in response to poor economic data in the United States. In addition, the European Central Bank announced that it would keep interest rates on hold at their current levels resulting in a rally in fixed income markets which benefited the Fund’s long position exposure to European bonds and short term interest rates. The major central banks reiterated in August that interest rate increases are unlikely in the near term, causing the prices of short term interest rate futures to rise resulting in profits being posted to the Fund. The European Central Bank cautioned in September that it was too early to unwind monetary stimuli, which resulted in fixed income markets, particularly short term interest rates rallying as the likelihood of interest rate hikes was discounted resulting in profits being posted to the Fund at the end of the quarter.

The stock indices posted profits for the Fund. Losses were posted to the Fund at the beginning of the quarter as global equity markets sold off in response to poor economic data in the United States. Profits were posted to the Fund in the middle of the quarter as the recovery of risk appetite continued with global stock markets finishing higher at the end of August.  Global stock markets started the month of September on a decline following some poor economic data from the United States and the United Kingdom. Sentiment later recovered and stock markets rallied following more positive economic releases, increased merger activity and comments by the European Central Bank indicating that the worst of the recession is over resulted in profits being posted to the Fund at the end of the quarter.

The currency sector posted profits for the Fund. Losses were posted to the Fund at the beginning through the middle of the quarter as corporate earnings, announcements across a broad range of industries exceeded analysts forecasts. Increased risk appetite in turn resulted in commodities markets rallying; the United States dollar weakened and the Fund’s net short United States dollar exposure also saw losses. Profits were posted to the Fund at the end of the quarter as the United States dollar sold off and the Dollar Index hit its lowest levels since September 2008.

The metals sector posted profits for the Fund throughout the quarter with copper rallying in August and precious metals rallying in September. Precious metals were the key within this sector resulting in strong gains on long positions in gold and silver.

The agriculture sector posted profits for the Fund. Losses were posted to the Fund at the beginning of the quarter due to the Fund’s long positions in the soy complex suffered as grains sold off in early in the month due to favorable weather conditions in the United States. Profits were posted to the Fund in the middle of the quarter due to long positions in sugar which provided most of the profit, as global supplies and crop forecasts declined due to adverse weather conditions in Brazil and India, pushing prices to 28 year highs. The quarter ended with losses being posted to the Fund due to volatility in global markets.

The energy sector posted losses for the Fund. Losses were posted to the Fund at the beginning of the quarter as short positions in natural gas continued to be profitable as mild weather and inventory build up pushed prices downwards. However, these gains were more than offset by losses on short positions across most of the other energy markets. Profits were posted to the Fund in the middle of the market as natural gas profits came on the short side as inventory build ups pushed prices down to a seven year low. Positions elsewhere in the energies sector were less successful as the oil price became more range bound. The quarter ended with losses being posted to the Fund as the front month natural gas contracts eventually rallied from seven year lows following bullish inventory data and short covering. Consequently, the Program’s short positions in energy resulted in losses for the Fund.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Fund’s open positions by market category for the fiscal period. For the nine months ended September 30, 2009 and 2008, the Fund’s average Month-end Net Asset Value for all other purposes was approximately $290,444,007 and $284,584,563, respectively.

September 30, 2009

	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Agriculture	$156,799	0.05%	$299,521	$7,807
Currencies	1,031,056	0.35%	2,084,800	313,886
Energy	198,225	0.07%	481,439	26,673
Interest Rates	25,862,535	8.90%	47,880,957	15,102,568
Metals	263,066	0.09%	688,438	11,621
Stock Indices	396,709	0.14%	1,223,683	18,996

Total	$27,908,390	9.60%	$52,658,838	$15,481,551

September 30, 2008

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$822,686	0.29%	$3,229,047	$147,261
Currencies	3,076,122	1.09%	9,038,747	404,908
Energy	1,347,052	0.47%	4,458,641	220,369
Interest Rates	19,961,801	7.01%	41,848,012	8,163,193
Metals	543,664	0.19%	2,047,636	139,919
Stock Indices	1,705,177	0.60%	5,255,225	373,561

TOTAL	$27,456,502	9.65%	$65,877,308	$9,449,211

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

The following were the primary trading risk exposures of the Fund as of September 30, 2009, by market sector.

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

Agricultural Commodities

The Fund’s primary agricultural commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Grains, cocoa and livestock accounted for the substantial bulk of the Fund’s agricultural commodities exposure as of September 30, 2009.

Energy

The Fund’s primary energy market exposure is to natural gas and crude oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Fund as of September 30, 2009.

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

CLASS A

	Subscription
	Amount	Units	NAV (1)
Jan-09	$—	—	1.5925
Feb-09	612,698	383,056	1.5995
Mar-09	196,943	122,477	1.6080
Apr-09	203,771	131,076	1.5546
May-09	233,981	155,459	1.5051
Jun-09	121,873	82,850	1.4710
Jul-09	452,391	335,179	1.3497
Aug-09	268,870	202,097	1.3304
Sep-09	332,467	240,779	1.3808
Oct-09	73,804	51,972	1.4201

CLASS C

	Subscription
	Amount	Units	NAV (1)
Jan-09	$442,877	287,732	1.5392
Feb-09	696,976	451,205	1.5447
Mar-09	1,227,957	791,413	1.5516
Apr-09	1,441,995	962,100	1.4988
May-09	547,990	377,952	1.4499
Jun-09	844,977	596,776	1.4159
Jul-09	713,878	549,983	1.2980
Aug-09	526,128	411,584	1.2783
Sep-09	360,033	271,579	1.3257
Oct-09	1,062,612	780,013	1.3623

CLASS D

	Subscription
	Amount	Units	NAV (1)
Jan-09	$—	—	1.7137
Feb-09	—	—	1.7234
Mar-09	—	—	1.7347
Apr-09	—	—	1.6790
May-09	—	—	1.6277
Jun-09	—	—	1.5928
Jul-09	—	—	1.4633
Aug-09	—	—	1.4441
Sep-09	—	—	1.5007
Oct-09	—	—	1.5454

CLASS I

	Subscription
	Amount	Units	NAV (1)
Jan-09	$9,999	6,192	1.6148
Feb-09	19,999	12,326	1.6225
Mar-09	259,995	159,350	1.6316
Apr-09	10,999	6,970	1.5781
May-09	69,999	45,798	1.5284
Jun-09	49,999	33,460	1.4943
Jul-09	119,998	87,494	1.3715
Aug-09	12,999	9,613	1.3523
Sep-09	24,999	17,804	1.4041
Oct-09	41,165	28,498	1.4445

CLASS DS

	Subscription
	Amount	Units	NAV (1)
Jan-09	$1,014,112	594,264	1.7065
Feb-09	1,916,850	1,116,915	1.7162
Mar-09	954,491	552,559	1.7274
Apr-09	3,054,678	1,827,070	1.6719
May-09	3,565,504	2,199,977	1.6207
Jun-09	2,824,554	1,780,930	1.5860
Jul-09	8,190,706	5,621,624	1.4570
Aug-09	1,951,715	1,357,338	1.4379
Sep-09	—	—	1.4943
Oct-09	—	—	1.5388

CLASS DT

	Subscription
	Amount	Units	NAV (1)
Jan-09	$—	—	1.7440
Feb-09	—	—	1.7551
Mar-09	—	—	1.7679
Apr-09	—	—	1.7110
May-09	522,026	314,606	1.6593
Jun-09	—	—	1.6245
Jul-09	3,039,694	2,035,964	1.4930
Aug-09	—	—	1.4740
Sep-09	—	—	1.5325
Oct-09	2,085,585	1,320,994	1.5788

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

ML ASPECT FUTURESACCESS LLC

	By:	MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(Manager)

Date: November 12, 2009	By	/s/ JUSTIN C. FERRI
Justin C. Ferri
Chief Executive Officer, President and Manager
(Principal Executive Officer)

Date: November 12, 2009
	By	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial and Accounting Officer)