Form 10-K
period 2009-12-31
ML Aspect FuturesAccess LLC
filed 2010-03-31
CIK 1309132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒      Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Small reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).  Yes  ☐  No  ☒

The Units of the limited liability company interest of the registrant are not publicly traded. Accordingly, there is no aggregate market value for the registrant’s outstanding equity that is readily determinable.

As of February 28, 2010 Units of limited liability company interest with an aggregate net asset value of $262,424,687 were outstanding and held by non-affiliates.

Documents Incorporated by Reference

The registrant’s 2009 Annual Report and Reports of Independent Registered Public Accounting Firms, the annual report to security holders for the year ended December 31, 2009, is incorporated by reference into Part II, Item 8, and Part IV hereof and filed as an Exhibit herewith. Copies of the annual report are available free of charge by contacting Alternative Investments Client Services at 1-866-MER-ALTS.

ML ASPECT FUTURESACCESS LLC

ANNUAL REPORT FOR 2009 ON FORM 10-K

PART I

Item 1:          Business

(a)                                  General Development of Business:

ML Aspect FuturesAccess LLC (the “Fund”) was organized under the Delaware Limited Liability Company Act on May 17, 2004 and commenced trading activities on April 1, 2005. The Fund issues new units of limited liability company interest (“Units”) at Net Asset Value per Unit (see Item 6 for discussion of net asset value and net asset value per unit for subscriptions and redemptions purposes hereinafter referred to as Net Asset Value and Net Asset Value per Unit) as of the beginning of each calendar month. The Fund engages in the speculative trading of futures, options on futures and forward contracts on a wide range of commodities. Aspect Capital Limited (“Aspect” or the Trading Advisor) is the Trading Advisor of the Fund.

Merrill Lynch Alternative Investments LLC (“MLAI”) is the sponsor (“Sponsor”) and manager (“Manager”) of the Fund. MLAI is an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc. (“Merrill Lynch”). Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”), a wholly-owned subsidiary of Merrill Lynch, is the Fund’s commodity broker. On September 15, 2008, Merrill Lynch (the “Company”) entered into an Agreement and Plan of Merger (as amended by Amendment No. 1 dated as of October 21, 2008, the “Merger Agreement”) with Bank of America Corporation (“Bank of America”). Pursuant to the Merger Agreement, on January 1, 2009, a wholly-owned subsidiary of Bank of America (“Merger Sub”) merged with and into Merrill Lynch, with Merrill Lynch continuing as the surviving corporation and a subsidiary of Bank of America (the “Merger”).

The Fund calculates the Net Asset Value per Unit of each Class of Units as of the close of business on the last business day of each calendar month and such other dates as MLAI may determine in its discretion. The Fund’s Net Asset Value as of any calculation date will generally equal the value of the Fund’s account under the management of its trading advisor as of such date, plus any other assets held by the Fund, minus accrued brokerage commissions, sponsor’s, management and performance fees, organizational expense amortization and any operating costs and other liabilities of the Fund. MLAI is authorized to make all Net Asset Value

As of December 31, 2009, the Net Asset Value of the Fund was $265,629,162 and the Net Asset Value per Unit was $1.3859 for Class A, $1.3261 for Class C, $1.5138 for Class D, $1.4111 for Class I, $1.5073 for Class DS and $1.5484 for Class DT.

The highest month-end Net Asset Value per Unit for Class A since Aspect began trading was $1.6080 (February 28, 2009) and the lowest was $0.9690 (April 30, 2005). The highest month-end Net Asset Value per Unit for Class C since Aspect began trading was $1.5516 (February 28, 2009) and the lowest was $0.9682 (April 30, 2005). The highest month-end Net Asset Value per Unit for Class D since Aspect began trading was $1.7347 (February 28, 2009) and the lowest was $0.9702 (April 30, 2005). The highest month-end Net Asset Value per Unit for Class I since Aspect began trading was $1.6316 (February 28, 2009) and the lowest was $0.9693 (April 30, 2005). The highest month-end Net Asset Value per Unit for Class DS since inception was $1.7274 (February 28, 2009) and the lowest was $1.1631 (March 30, 2007). The highest month-end Net Asset Value per Unit for Class DT since inception was $1.7679 (February 28, 2009) and the lowest was $1.1828 (August 30, 2007).

(b)                                 Financial Information about Segments:

The Fund’s business constitutes only one segment for financial reporting purposes, i.e., a speculative “commodity pool.” The Fund does not engage in sales of goods or services.

(c)                                  Narrative Description of Business:

Trading Advisor’s Trading Model

The Fund trades in the forwards and futures markets with the objective of achieving substantial capital appreciation.

The Fund and MLAI have entered into an advisory agreement with Aspect whereby Aspect will trade in the U.S. and international futures and forwards markets pursuant to the Aspect Diversified Program (the “Trading Model”).

The Trading Model, which Aspect has used since December 1, 1998, is a broadly diversified global trading system that deploys multiple trading securities that seek to identify and exploit directional moves in market behavior of a broad range of global financial instruments including (but not limited to) bonds, currencies, interest rates, equities, equity indices, debt securities, selected physical commodities and derivatives. Its investment objective is the generation of significant medium-term capital growth independent of overall movements in traditional stock and bond markets within a risk management framework. By maintaining comparatively small exposure to any individual market, the aim is to achieve real diversification. The Trading Model seeks to maintain positions in a variety of markets. Market concentration varies according to the strength of signals, volatility and liquidity, amongst other factors.

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

The Trading Model uses an automated system to collect, process and analyze market data (including current and historical price data) and identify and exploit directional moves (or ‘trends’) in market behavior, trading across a variety of frequencies to exploit trends over a range of timescales. Positions are taken according to the aggregate signal and are adjusted to control risk.

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

CONDENSED SCHEDULES OF INVESTMENTS

The Fund’s investments, defined as Net unrealized profit (loss) on open contracts in the Statements of Financial Condition, as of December 31, 2009 and 2008 are as follows:

2009

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts	Profit (Loss)	Members’ Capital	Contracts	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	1,523	$2,546,812	0.96%	(856)	$(68,607)	-0.03%	$2,478,205	0.93%	January 2010 - March 2010
Currencies	70,150,008	(354,360)	-0.13%	(177,950,000)	(600,291)	-0.23%	(954,651)	-0.36%	January 2010
Energy	380	738,906	0.27%	(46)	146,890	0.06%	885,796	0.33%	February 2010
Interest rates	10,072	(4,193,429)	-1.58%	(413)	82,065	0.03%	(4,111,364)	-1.55%	March 2010 - June 2010
Metals	940	(1,151,067)	-0.43%	(28)	(161,195)	-0.06%	(1,312,262)	-0.49%	February 2010 - April 2010
Stock indices	2,275	2,052,362	0.77%	(23)	(8,560)	0.00%	2,043,802	0.77%	January 2010 - March 2010

Total		$(360,776)	-0.14%		$(609,698)	-0.23%	$(970,474)	-0.37%

2008

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts	Profit (Loss)	Members’ Capital	Contracts	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	145	$333,270	0.10%	(1,240)	$(860,947)	-0.27%	$(527,677)	-0.17%	January 2009 - March 2009
Currencies	2,211,124	1,544,260	0.48%	(461,942)	(2,356,344)	-0.74%	(812,084)	-0.26%	January 2009
Energy	41	75,848	0.02%	(407)	946,274	0.30%	1,022,122	0.32%	February 2009
Interest rates	8,731	13,032,113	4.07%	—	—	0.00%	13,032,113	4.07%	March 2009 - March 2010
Metals	45	88,866	0.03%	(503)	(723,498)	-0.23%	(634,632)	-0.20%	February 2009 - April 2009
Stock indices	3	3,950	0.00%	(176)	(217,282)	-0.07%	(213,332)	-0.07%	January 2009 - March 2009

Total		$15,078,307	4.70%		$(3,211,797)	-1.01%	$11,866,510	3.69%

No individual contract’s unrealized gain or loss comprised greater than 5% of the Members’ Capital as of December 31, 2009 and 2008.

Market Types

The Fund trades on a variety of United States and foreign futures exchanges As well as “over the counter”.  Substantially all of the Fund’s off-exchange trading takes place in the highly liquid, institutionally based currency forward markets.

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

Custody of Assets

Substantially all of the Fund’s assets are currently held in one or more Commodity Futures Trading Commission (“CFTC”) regulated customer accounts at MLPF&S.

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

Certain of each FuturesAccess Fund’s U.S. dollar “Cash Assets” (as defined below) are held by MLPF&S in customer segregated accounts and primarily invested in CFTC-eligible investments (including, without limitation, commercial paper, U.S. government and government agency securities, prime non-U.S. government securities, corporate notes and money market funds). Cash Assets may also be maintained in “offset accounts” at major U.S. banks, interest bearing savings accounts maintained with major U.S. banks unaffiliated with Merrill Lynch and/or money market investment funds that are managed by third party managers, including affiliates of Merrill Lynch.

Offset accounts are non-interest bearing demand deposit accounts maintained with banks unaffiliated with Merrill Lynch. MLPF&S may in the future elect to maintain accounts of this nature with one or more of its affiliates. Offset account deposits reduce Merrill Lynch’s borrowing costs with such banks. An integral feature of the offset arrangements is that the participating banks specifically acknowledge that the offset accounts are for the benefit of MLPF&S’ customers, not subject to any Merrill Lynch liability.

To the extent that Cash Assets are placed with affiliates of Merrill Lynch, Merrill Lynch indirectly receives certain economic benefits and therefore has a conflict of interest in selecting such third parties. For example, Merrill Lynch may invest in money market funds managed by BlackRock, Inc. or its affiliates (“BlackRock”). Merrill

Lynch is a substantial stockholder in BlackRock and, therefore, potentially benefits from its economic interest in BlackRock whenever BlackRock receives compensation for managing Cash Assets invested in money market investment funds managed by BlackRock.

Interest Paid by Merrill Lynch on the Fund’s Non-U.S. Dollar Cash Assets

Each FuturesAccess Fund will generally earn interest, as described below, on its Cash Assets, which can be generally described as the cash actually held by such FuturesAccess Fund, plus its “open trade equity” (unrealized gain and loss marked to market daily on open positions). Cash Assets are held primarily in U.S. dollars, and to a lesser extent in non-U.S. currencies, and comprise the following: (a) each FuturesAccess Fund’s cash balances, plus open trade equity on U.S. futures; and (b) each FuturesAccess Fund’s cash balances held in non-U.S. currencies as a result of realized profits and losses derived from its trading in non-U.S. dollar-denominated futures and options contracts, plus open trade equity on those exchanges which settle gains and losses on open positions in such contracts prior to closing out such positions. Cash Assets do not include, and the FuturesAccess Funds do not earn interest income on, the FuturesAccess Funds’ gains or losses on their open forward, commodity option and certain non-U.S. futures positions as such gains and losses are not collected or paid until such positions are closed out.

Each FuturesAccess Fund’s Cash Assets may be greater than, less than or equal to such FuturesAccess Fund’s Net Asset Value (on which the redemption value of the Units is based) primarily because Net Asset Value reflects all gains and losses on open positions as well as accrued but unpaid expenses.

MLPF&S intends to pay interest on the FuturesAccess Funds’ Cash Assets (irrespective of how such Cash Assets are held or invested) at the most favorable rate payable by MLPF&S to accounts of Merrill Lynch affiliates, from time to time, although the actual rate paid to FuturesAccess Funds may be lower. In no event, however, will the rate so paid on such Cash Assets be less than 75% of such prevailing rate. MLPF&S retains the additional economic benefit derived from possession of the FuturesAccess Funds’ Cash Assets.

MLPF&S, in the course of acting as commodity broker for the FuturesAccess Funds, lends certain currencies to, and borrows certain currencies from, the FuturesAccess Funds. In the course of doing so, MLPF&S both retains certain amounts of interest and receives other economic benefits. In doing so, MLPF&S follows its standard procedures (as such procedures may change over time) for paying interest on the assets of the commodity pools sponsored by MLAI and other MLPF&S affiliates and traded through MLPF&S.

Charges

The following table summarizes the charges incurred by the Fund for the years ended December 31, 2009, 2008 and 2007.

	2009		2008		2007
Charges	Dollar Amount	% of Average Month-End Net Assets	Dollar Amount	% of Average Month-End Net Assets	Dollar Amount	% of Average Month-End Net Assets
Other Expenses	$715,230	0.25%	$743,997	0.26%	$665,497	0.32%
Sponsor fees	2,675,732	0.94%	3,172,388	1.09%	2,781,129	1.33%
Management fees	5,395,714	1.89%	5,712,987	1.97%	4,139,254	1.98%
Performance fees	17,428	0.01%	16,320,740	5.62%	2,038,070	0.97%
Total	$8,804,104	3.09%	$25,950,112	8.94%	$9,623,950	4.60%

The foregoing table does not reflect the bid-ask spreads paid by the Fund on its forward trading, or the benefits which may be derived by Merrill Lynch from the deposit of certain of the Fund’s U.S. dollar assets maintained at MLPF&S.

The Fund’s average month-end Net Assets during 2009, 2008 and 2007 equaled $285,888,058, $290,484,044 and $209,511,078 respectively.

During 2009, the Fund earned $17,255 in interest income, or approximately 0.01% of the Fund’s average month-end Net Assets.  During 2008, the Fund earned $5,306,094 in interest income, or approximately 1.83% of the Fund’s average month-end Net Assets. During 2007, the Fund earned $10,674,137 in interest income, or approximately 5.09% of the Fund’s average month-end Net Assets.

Description of Current Charges

Recipient	Nature of Payment	Amount of Payment
MLPF&S	Brokerage Commissions

During 2009, 2008 and 2007 the average round-turn (each purchase and sale or sale and purchase of a single futures contract) rate of the Fund’s Brokerage Commissions was approximately $6.07, $6.03, and $9.92, respectively.

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

Bid—ask spreads are not accounted for separately as an accounting item because bid-ask spreads are an integral part of the price paid or received on all contracts for generally accepted accounting principles.

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

20% of any New Trading Profits, generated by the Fund and allocated for Classes A, C, I, D and DS and 15% of any New Trading Profits, as defined, generated by the Fund and allocated for Class DT as a whole as of the end of each calendar year. MLAI receives 25% of the performance fees. “New Trading Profits” equal any increase in the Net Asset Value of the Fund, prior to reduction for any accrued performance fee, as of the current performance fee calculation date over the Fund’s “High Water Mark.”   The “High Water Mark” attributable to the Fund equals the highest Net Asset Value after reduction for the performance fee then paid, as of any preceding performance fee calculation date.  Net Asset Value, solely for purposes of calculating the performance fee, does not include any interest income earned by the Fund.

Aspect and MLAI	Management fees	A flat-rate monthly net charge of 0.1667 of 1% of the Fund’s month-end net assets (a 2% annual rate) except for Class DT which charges 1.50%.MLAI receives 25% of the management fees.

Others	Operating expense of Fund including audit, legal and tax services	Actual payments to third parties.

MLAI	Ongoing Offering Costs Reimbursed	Actual costs incurred.

Regulation

The CFTC has delegated to the National Futures Association (“NFA”) responsibility for the registration of “commodity trading advisors,” “commodity pool operators,” “futures commission merchants,” “introducing brokers” and their respective associated persons, and “floor brokers” and “floor traders.”  The Commodity Exchange Act requires commodity pool operators such as MLAI, commodity trading advisors such as the Trading Advisor and commodity brokers or futures commission merchants (“FCMs”) such as MLPF&S to be registered and to comply with various reporting and record keeping requirements.  CFTC regulations also require FCMs to maintain a minimum level of net capital.  In addition, the CFTC and certain commodities exchanges have established limits referred to as “speculative position limits” on the maximum net long or net short speculative positions that any person may hold or control in any particular futures or options contracts traded on U.S. commodities exchanges.  All accounts owned or managed by the Trading Advisor will be combined for position limit purposes.  The Trading Advisor could be required to liquidate positions in order to comply with such limits.  Any such liquidation could result in substantial costs to the Fund.  In addition, many futures exchanges impose limits beyond which the price of a futures contract may not trade during the course of a trading day, and there is a potential for a futures contract to reach its daily price limit for several days in a row, making it impossible for the Trading Advisor to liquidate a position and thereby experiencing dramatic losses.  Currency forward contracts are not currently subject to regulation by any U.S. government agency.

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

Forward Trading

The Fund will trade currencies in the forward markets in addition to trading in the future markets.  The forward markets are over-the-counter, non- exchange,  traded markets, and in trading in these forward markets, the Fund will be dependent on the credit standing of the counterparties with which they trade, without the financial support of any clearinghouse system.  In addition, the prices offered for the same forward contract may vary significantly among different forward market participants.  Forward markets counterparties are under no obligation to enter into forward transactions with the Fund, including transactions through which the Fund is attempting to liquidate open positions.

Effects of Speculative Position Limits

The CFTC and the U.S. commodities exchanges have established limits referred to as “speculative position limits” on the maximum net long or net short speculative positions that any person may hold or control in any particular futures or options contracts traded on U.S. commodities exchanges.  For example, the CFTC currently imposes speculative position limits on a number of agricultural commodities (e.g., corn, oats, wheat, soybeans and cotton). All commodity accounts controlled by the Trading Advisor and its principals and their affiliates are combined for speculative position limit purposes.  The Trading Advisor could be required to liquidate positions held for the Fund, or may not be able to fully implement trading instructions generated by its trading models, in order to comply with such limits.  Any such liquidation or limited implementation could result in substantial costs to the Fund.

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

Changes in Trading Strategy

The Trading Advisor may make material changes in its trading strategies without the knowledge or seeking the approval of MLAI.

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

The Fund’s offices are the administrative offices of MLAI (Merrill Lynch Alternative Investments LLC, Four World Financial Center, 6th Floor, 250 Vesey Street New York, New York 10080).  MLAI performs administrative services for the Fund from MLAI’s offices.

Item 3:   Legal Proceedings

None.

Item 4:                Reserved

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

(b)                                 Holders:

As of December 31, 2009, there were 2,456 holders of Units, including MLAI, none of whom owned 5% or more of the Fund’s Units.

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

CLASS A

	Subscription
	Amount	Units	NAV (1)
Jan-09	$—	—	1.5925
Feb-09	612,698	383,056	1.5995
Mar-09	196,943	122,477	1.6080
Apr-09	203,771	131,076	1.5546
May-09	233,981	155,459	1.5051
Jun-09	121,873	82,850	1.4710
Jul-09	452,391	335,179	1.3497
Aug-09	268,870	202,097	1.3304
Sep-09	332,467	240,779	1.3808
Oct-09	128,692	90,622	1.4201
Nov-09	82,874	61,202	1.3541
Dec-09	149,812	102,520	1.4613
Jan-10	99,447	71,756	1.3859
Feb-10	267,112	198,213	1.3476

CLASS C

	Subscription
	Amount	Units	NAV (1)
Jan-09	$442,877	287,732	1.5392
Feb-09	696,976	451,205	1.5447
Mar-09	1,227,957	791,413	1.5516
Apr-09	1,441,995	962,100	1.4988
May-09	547,990	377,952	1.4499
Jun-09	844,977	596,776	1.4159
Jul-09	713,878	549,983	1.2980
Aug-09	526,128	411,584	1.2783
Sep-09	360,033	271,579	1.3257
Oct-09	319,990	234,889	1.3623
Nov-09	658,989	507,735	1.2979
Dec-09	319,993	228,648	1.3995
Jan-10	205,992	155,337	1.3261
Feb-10	779,995	605,398	1.2884

CLASS D

	Subscription
	Amount	Units	NAV (1)
Jan-09	$—	—	1.7137
Feb-09	—	—	1.7234
Mar-09	—	—	1.7347
Apr-09	—	—	1.6790
May-09	—	—	1.6277
Jun-09	—	—	1.5928
Jul-09	—	—	1.4633
Aug-09	—	—	1.4441
Sep-09	—	—	1.5007
Oct-09	—	—	1.5454
Nov-09	—	—	1.4754
Dec-09	—	—	1.5942
Jan-10	—	—	1.5138
Feb-10	—	—	1.4738

CLASS I

	Subscription
	Amount	Units	NAV (1)
Jan-09	$9,999	6,192	1.6148
Feb-09	19,999	12,326	1.6225
Mar-09	259,995	159,350	1.6316
Apr-09	10,999	6,970	1.5781
May-09	69,999	45,798	1.5284
Jun-09	49,999	33,460	1.4943
Jul-09	119,998	87,494	1.3715
Aug-09	12,999	9,613	1.3523
Sep-09	24,999	17,804	1.4041
Oct-09	19,999	13,845	1.4445
Nov-09	99,999	72,579	1.3778
Dec-09	49,999	33,615	1.4874
Jan-10	—	—	1.4111
Feb-10	—	—	1.3725

CLASS DS

	Subscription
	Amount	Units	NAV (1)
Jan-09	$1,014,112	594,264	1.7065
Feb-09	1,916,850	1,116,915	1.7162
Mar-09	954,491	552,559	1.7274
Apr-09	3,054,678	1,827,070	1.6719
May-09	3,565,504	2,199,977	1.6207
Jun-09	2,824,554	1,780,930	1.5860
Jul-09	8,190,706	5,621,624	1.4570
Aug-09	1,951,715	1,357,338	1.4379
Sep-09	—	—	1.4943
Oct-09	253,083	164,468	1.5388
Nov-09	3,216,782	2,189,628	1.4691
Dec-09	—	—	1.5874
Jan-10	2,931,444	1,944,831	1.5073
Feb-10	602,799	410,766	1.4675

CLASS DT

	Subscription
	Amount	Units	NAV (1)
Jan-09	$—	—	1.7440
Feb-09	—	—	1.7551
Mar-09	—	—	1.7679
Apr-09	—	—	1.7111
May-09	522,026	314,606	1.6593
Jun-09	—	—	1.6245
Jul-09	3,039,694	2,035,964	1.4930
Aug-09	—	—	1.4740
Sep-09	—	—	1.5325
Oct-09	—	—	1.5788
Nov-09	—	—	1.5078
Dec-09	—	—	1.6300
Jan-10	—	—	1.5484
Feb-10	—	—	1.5081

(1) Beginning of the month Net Asset Value

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

Item 5(b)

Not applicable.

Item 5(c)

Not applicable.

Item 6:   Selected Financial Data

Statements of Operations	For the year ended December 31, 2009	For the year ended December 31, 2008	For the year ended December 31, 2007	For the year ended December 31, 2006	For the year ended December 31, 2005

Trading profit (loss)
Realized, net	$(15,245,520)	$93,209,117	$12,040,023	$3,685,911	$1,461,386
Change in unrealized, net	(12,836,984)	2,497,935	3,857,805	4,871,886	638,884
Brokerage commissions	(799,706)	(787,841)	(1,052,707)	(364,137)	(87,681)
Total trading profit (loss)	(28,882,210)	94,919,211	14,845,121	8,193,660	2,012,589

INVESTMENT INCOME:
Interest	17,255	5,306,094	10,674,137	3,456,878	523,605

EXPENSES:
Management fees	5,395,714	5,712,987	4,139,254	1,479,278	318,128
Performance fees	17,428	16,320,740	2,038,070	1,416,045	422,270
Sponsor fees	2,675,732	3,172,388	2,781,129	1,358,328	230,699
Other	715,230	743,997	665,497	663,356	93,442
Total Expenses	8,804,104	25,950,112	9,623,950	4,917,007	1,064,539

NET INVESTMENT INCOME (LOSS)	(8,786,849)	(20,644,018)	1,050,187	(1,460,129)	(540,934)

NET INCOME (LOSS)	$(37,669,059)	$74,275,193	$15,895,308	$6,733,531	$1,471,655

Balance Sheet Data	December 31, 2009	December 31, 2008	December 31, 2007	December 31, 2006	December 31, 2005

Members’ Capital	$265,629,162	$320,433,806	$266,014,974	$119,476,920	$30,404,653
Net Asset Value per Class A Unit	1.3859	1.5927	1.2538	1.1660	1.0638
Net Asset Value per Class C Unit	1.3261	1.5393	1.2234	1.1491	1.0584
Net Asset Value per Class D Unit	1.5138	1.7134	1.3241	1.2130	1.0935
Net Asset Value per Class I Unit	1.4111	1.6142	1.2649	1.1716	1.0590
Net Asset Value per Class DS Unit	1.5073	1.7067	1.3245	—	—
Net Asset Value per Class DT Unit	1.5484	1.7442	1.3283	—	—

The following selected financial data has been derived from the financial statements of the Fund.

As of December 31, 2009 and 2008, the Net Asset Value per Unit of the different Classes are as follows:

December 31, 2009

Net Asset Value per Unit

Class A	$1.3859
Class C	1.3261
Class D	1.5138
Class I	1.4111
Class DS	1.5073
Class DT	1.5484

December 31, 2008

Net Asset Value per Unit

Class A	$1.5927
Class C	1.5393
Class D	1.7134
Class I	1.6142
Class DS	1.7067
Class DT	1.7442

MLAI believes that the Net Asset Value used to calculate subscription and redemption value and report performance to investors throughout the year is useful information for the Members of the Fund.

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS A

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2005	n/a	n/a	n/a	$0.9690	$1.0071	$1.0401	$1.0206	$1.0532	$1.0499	$1.0320	$1.0727	$1.0660
2006	$1.0832	$1.0733	$1.1176	$1.1701	$1.1235	$1.1246	$1.0782	$1.0669	$1.0714	$1.1159	$1.1183	$1.1662
2007	$1.1952	$1.1332	$1.1134	$1.1604	$1.2217	$1.2604	$1.2019	$1.1348	$1.1944	$1.2622	$1.2253	$1.2539
2008	$1.3141	$1.4206	$1.3950	$1.3319	$1.3723	$1.4646	$1.3590	$1.3134	$1.3544	$1.4584	$1.5330	$1.5925
2009	$1.5995	$1.6080	$1.5546	$1.5051	$1.4710	$1.3497	$1.3304	$1.3808	$1.4201	$1.3541	$1.4613	$1.3859

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS C

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2005	n/a	n/a	n/a	$0.9682	$1.0054	$1.0376	$1.0206	$1.0521	$1.0485	$1.0284	$1.0685	$1.0605
2006	$1.0768	$1.0662	$1.1093	$1.1595	$1.1115	$1.1131	$1.0663	$1.0543	$1.0579	$1.1008	$1.1025	$1.1493
2007	$1.1769	$1.1150	$1.0946	$1.1399	$1.1991	$1.2361	$1.1777	$1.1102	$1.1684	$1.2337	$1.1966	$1.2235
2008	$1.2812	$1.3839	$1.3578	$1.2952	$1.3335	$1.4221	$1.3183	$1.2729	$1.3116	$1.4115	$1.4827	$1.5392
2009	$1.5447	$1.5516	$1.4988	$1.4499	$1.4159	$1.2980	$1.2783	$1.3257	$1.3623	$1.2979	$1.3995	$1.3261

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS D

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2005	n/a	n/a	n/a	$0.9702	$1.0096	$1.0447	$1.0308	$1.0655	$1.0663	$1.0496	$1.0935	$1.0957
2006	$1.1148	$1.1086	$1.1563	$1.2076	$1.1546	$1.1599	$1.1142	$1.1039	$1.1100	$1.1575	$1.1618	$1.2134
2007	$1.2452	$1.1823	$1.1631	$1.2137	$1.2795	$1.3217	$1.2620	$1.1901	$1.2557	$1.3299	$1.2926	$1.3244
2008	$1.3898	$1.5043	$1.4790	$1.4131	$1.4586	$1.5606	$1.4478	$1.4000	$1.4464	$1.5617	$1.6460	$1.7137
2009	$1.7234	$1.7347	$1.6790	$1.6277	$1.5928	$1.4633	$1.4441	$1.5007	$1.5454	$1.4754	$1.5942	$1.5138

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS I

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2005	n/a	n/a	n/a	$0.9693	$1.0078	$1.0417	$1.0188	$1.0520	$1.0442	$1.0268	$1.0674	$1.0611
2006	$1.0786	$1.0690	$1.1139	$1.1664	$1.1231	$1.1270	$1.0815	$1.0705	$1.0754	$1.1204	$1.1235	$1.1723
2007	$1.2019	$1.1402	$1.1206	$1.1683	$1.2304	$1.2699	$1.2113	$1.1442	$1.2044	$1.2732	$1.2363	$1.2656
2008	$1.3268	$1.4348	$1.4094	$1.3460	$1.3874	$1.4815	$1.3746	$1.3287	$1.3707	$1.4770	$1.5535	$1.6148
2009	$1.6225	$1.6316	$1.5781	$1.5284	$1.4943	$1.3715	$1.3523	$1.4041	$1.4445	$1.3778	$1.4874	$1.4111

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DS

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2007	n/a	n/a	$1.1631	$1.2137	$1.2795	$1.3217	$1.2614	$1.1920	$1.2570	$1.3300	$1.2927	$1.3245
2008	$1.3899	$1.5043	$1.4792	$1.4146	$1.4589	$1.5579	$1.4487	$1.3950	$1.4491	$1.5609	$1.6417	$1.7065
2009	$1.7162	$1.7274	$1.6719	$1.6207	$1.5860	$1.4570	$1.4379	$1.4943	$1.5388	$1.4691	$1.5874	$1.5073

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DT

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2007	n/a	n/a	n/a	n/a	$1.2795	$1.3245	$1.2568	$1.1828	$1.2485	$1.3338	$1.2912	$1.3283
2008	$1.3982	$1.5206	$1.4941	$1.4248	$1.4730	$1.5804	$1.4624	$1.4125	$1.4617	$1.5837	$1.6724	$1.7440
2009	$1.7551	$1.7679	$1.7111	$1.6593	$1.6245	$1.4930	$1.4740	$1.5325	$1.5788	$1.5078	$1.6300	$1.5484

ML ASPECT FUTURESACCESS LLC

(CLASS A UNITS) (5)

December 31, 2009

Type of Pool:  Single Advisor Non-”Principal Protected”(1)

Inception of Trading: April 2005

Aggregate Subscriptions:    $31,522,686

Current Capitalization:   $21,475,584

Worst Monthly Drawdown(2):  (8.25)% (June 2009)

Worst Peak-to-Valley Drawdown(3):  (17.27)%  (March – July 2009)

Net Asset Value per Unit for Class A, December 31, 2009:   $1.3859

Monthly Rates of Return (4)

Month	2009	2008	2007	2006
January	0.44%	4.80%	2.49%	1.62%
February	0.53	8.10	(5.19)	(0.91)
March	(3.32)	(1.80)	(1.75)	4.12
April	(3.18)	(4.52)	4.22	4.70
May	(2.27)	3.03	5.29	(3.98)
June	(8.25)	6.73	3.17	0.10
July	(1.43)	(7.21)	(4.64)	(4.13)
August	3.79	(3.36)	(5.59)	(1.05)
September	2.85	3.12	5.26	0.43
October	(4.65)	7.68	5.67	4.15
November	7.92	5.12	(2.93)	0.22
December	(5.16)	3.88	2.33	4.28

Compound Annual Rate of Return	(12.97)%	27.00%	7.52%	9.40%

(1) Certain funds are structured so as to guarantee to investors that their investment will be worth no less than a specified amount (typically, the initial purchase price) as of a date certain after the date of investment.  The CFTC refers to such funds as “principal protected”.

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit.  The inception to date total return is 38.61%.

ML ASPECT FUTURESACCESS LLC

(CLASS C UNITS) (5)

December 31, 2009

Type of Pool:  Single Advisor Non-”Principal Protected”(1)

Inception of Trading: April 2005

Aggregate Subscriptions:    $135,780,451

Current Capitalization:   $77,729,266

Worst Monthly Drawdown(2):  (8.33)% (June 2009)

Worst Peak-to-Valley Drawdown(3):  (17.61)%  (March – July 2009)

Net Asset Value per Unit for Class C, December 31, 2009:   $1.3261

Monthly Rates of Return (4)

Month	2009	2008	2007	2006
January	0.36%	4.72%	2.40%	1.53%
February	.45	8.02	(5.26)	(0.98)
March	(3.40)	(1.89)	(1.83)	4.04
April	(3.26)	(4.61)	4.13	4.52
May	(2.34)	2.96	5.20	(4.14)
June	(8.33)	6.64	3.08	0.15
July	(1.52)	(7.30)	(4.72)	(4.20)
August	3.71	(3.44)	(5.73)	(1.13)
September	2.76	3.04	5.24	0.34
October	(4.73)	7.62	5.59	4.06
November	7.83	5.04	(3.01)	0.15
December	(5.24)	3.81	2.25	4.24

Compound Annual Rate of Return	(13.86)%	25.80%	6.46%	8.37%

(1) Certain funds are structured so as to guarantee to investors that their investment will be worth no less than a specified amount (typically, the initial purchase price) as of a date certain after the date of investment.  The CFTC refers to such funds as “principal protected”.  .

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit ..  The inception to date total return is 32.62%.

ML ASPECT FUTURESACCESS LLC

(CLASS D UNITS) (5)

December 31, 2009

Type of Pool:  Single Advisor Non-”Principal Protected”(1)

Inception of Trading: April 2005

Aggregate Subscriptions:    $30,601,451

Current Capitalization:   $9,471,275

Worst Monthly Drawdown(2):  (8.13)% (June 2009)

Worst Peak-to-Valley Drawdown(3):  (16.75)%  (March – July 2009)

Net Asset Value per Unit for Class D, December 31, 2009:   $1.5138

Monthly Rates of Return (4)

Month	2009	2008	2007	2006
January	0.57%	4.94%	2.61%	1.75%
February	0.66	8.24	(5.05)	(0.55)
March	(3.21)	(1.68)	(1.63)	4.30
April	(3.06)	(4.46)	4.35	4.44
May	(2.14)	3.22	5.42	(4.39)
June	(8.13)	6.99	3.30	0.46
July	(1.31)	(7.23)	(4.52)	(3.93)
August	3.92	(3.30)	(5.69)	(0.92)
September	2.98	3.31	5.51	0.55
October	(4.53)	7.97	5.91	4.28
November	8.05	5.40	(2.80)	0.37
December	(5.04)	4.11	2.46	4.45

Compound Annual Rate of Return	(11.68)%	29.38%	9.15%	10.74%

(1) Certain funds are structured so as to guarantee to investors that their investment will be worth no less than a specified amount (typically, the initial purchase price) as of a date certain after the date of investment.  The CFTC refers to such funds as “principal protected”.

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit ..  The inception to date total return is 51.33%.

ML ASPECT FUTURESACCESS LLC

(CLASS I UNITS) (5)

December 31, 2009

Type of Pool:  Single Advisor Non-”Principal Protected”(1)

Inception of Trading: April 2005

Aggregate Subscriptions:    $21,958,569

Current Capitalization:   $7,737,925

Worst Monthly Drawdown(2):  (8.22)%  (June 2009)

Worst Peak-to-Valley Drawdown(3):  (17.12)%  (March – July 2009)

Net Asset Value per Unit for Class I, December 31, 2009:   $1.4111

Monthly Rates of Return (4)

Month	2009	2008	2007	2006
January	.48%	4.84%	2.52%	1.65%
February	0.56	8.14	(5.14)	(0.89)
March	(3.28)	(1.77)	(1.72)	4.20
April	(3.15)	(4.50)	4.25	4.71
May	(2.23)	3.08	5.32	(3.71)
June	(8.22)	6.78	3.20	0.35
July	(1.40)	(7.22)	(4.61)	(4.04)
August	3.83	(3.34)	(5.54)	(1.02)
September	2.88	3.16	5.26	0.46
October	(4.62)	7.76	5.71	4.18
November	7.95	5.18	(2.89)	0.28
December	(5.13)	3.95	2.37	4.35

Compound Annual Rate of Return	(12.63)%	27.60%	7.95%	10.48%

(1) Certain funds are structured so as to guarantee to investors that their investment will be worth no less than a specified amount (typically, the initial purchase price) as of a date certain after the date of investment.  The CFTC refers to such funds as “principal protected”.

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit.  The inception to date total return is 41.01%.

ML ASPECT FUTURESACCESS LLC

(CLASS DS UNITS) (5) (6)

December 31, 2009

Type of Pool:  Single Advisor Non-”Principal Protected”(1)

Inception of Trading: April 2007

Aggregate Subscriptions:    $99,801,139

Current Capitalization:   $86,166,474

Worst Monthly Drawdown(2):  (8.13)%  (June 2009)

Worst Peak-to-Valley Drawdown(3):  (16.75)%  (March – July 2009)

Net Asset Value per Unit for Class DS, December 31, 2009:   $1.5073

Monthly Rates of Return (4)

Month	2009	2008	2007
January	0.57%	4.94%	—
February	0.65	8.23	—
March	(3.21)	(1.67)	—
April	(3.06)	(4.37)	4.35%
May	(2.14)	3.13	5.42
June	(8.13)	6.79	3.30
July	(1.31)	(7.01)	(4.56)
August	3.92	(3.71)	(5.50)
September	2.98	3.88	5.45
October	(4.53)	7.72	5.81
November	8.05	5.18	(2.80)
December	(5.05)	3.95	2.46

Compound Annual Rate of Return	(11.69)%	28.85%	13.88%

(1) Certain funds are structured so as to guarantee to investors that their investment will be worth no less than a specified amount (typically, the initial purchase price) as of a date certain after the date of investment.  The CFTC refers to such funds as “principal protected”.

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit. The inception to date total return is 50.74%.

(6) Class DS was previously known as Class D-SM.

ML ASPECT FUTURESACCESS LLC

(CLASS DT UNITS) (5) (6)

December 31, 2009

Type of Pool:  Single Advisor Non-”Principal Protected”(1)

Inception of Trading: June 2007

Aggregate Subscriptions:    $122,713,553

Current Capitalization:   $63,048,635

Worst Monthly Drawdown(2):  (8.09)%  (June 2009)

Worst Peak-to-Valley Drawdown(3):  (16.62)%  (March – July 2009)

Net Asset Value per Unit for Class DT, December 31, 2009:   $1.5484

Monthly Rates of Return (4)

Month	2009	2008	2007
January	0.64%	5.26%	—
February	0.73	8.75	—
March	(3.22)	(1.75)	—
April	(3.02)	(4.63)	—
May	(2.10)	3.38	—
June	(8.09)	7.29	3.25%
July	(1.27)	(7.47)	(5.11)
August	3.97	(3.41)	(5.88)
September	3.02	3.48	5.55
October	(4.50)	8.35	6.83
November	8.10	5.60	(3.20)
December	(5.01)	4.28	2.88

Compound Annual Rate of Return	(11.23)%	31.29%	3.81%

(1) Certain funds are structured so as to guarantee to investors that their investment will be worth no less than a specified amount (typically, the initial purchase price) as of a date certain after the date of investment.  The CFTC refers to such funds as “principal protected”.

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit ..  The inception to date total return is 54.87%.

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

Results of Operations/Performance Summary

This performance summary is an outline description of how the Fund performed in the past, not necessarily any indication of how it will perform in the future.  In addition, the general causes to which certain price movements are attributed may or may not have caused such movements, but simply occurred at or about the same time.

Total Trading
Year ended December 31, 2009	Profit (Loss)

Interest Rates	$(9,441,502)
Agricultural	838,187
Currencies	(9,924,173)
Energy	(14,163,622)
Metals	909,155
Stock Indices	3,699,451
(28,082,504)
Change in Brokerage Commission Payable	(799,706)
$(28,882,210)

The Fund experienced a net trading loss after brokerage commissions and related fees for the year ended December 31, 2009 of $28,882,210.  Losses were primarily attributable to Fund’s trading in the stock indices, metals and agriculture sectors posting profits while the currency, interest rates and energy sectors posted losses.

Profits were posted to the Fund at the beginning of the first quarter due to the stock markets rallying with renewed investor optimism in response to U.S. President Obama’s stimulus plan. Profits continued to be posted to the Fund through the middle of the first quarter as global equity markets continue their poor performance caused by further weak economic data and problems for financial companies which benefited the Fund’s short positions. Although most global stock markets remained in negative territory at the end of the quarter, many saw a strong rally to the detriment of the Fund’s short positions, resulting in losses being posted to the Fund. Losses were posted to the Fund at the beginning of the second quarter as equity index positions also suffered from this rally continuing in early April, but positions responded and small profits were seen in the MSCI Taiwan index and in European sectors stock indices. Positive economic releases continued to boost investor optimism and risk appetite; consequently global stock indices finished April positively, posting profits to the Fund in the middle of the second quarter. Rallying equity markets continued to boost investor optimism resulting in profits posted to the Fund at the end of the quarter. Losses were posted to the Fund at the beginning of the third quarter as global equity markets sold off in response to poor economic data in the United States. Profits were posted to the Fund in the middle of the third quarter as the recovery of risk appetite continued with global stock markets finishing higher at the end of August.  Global stock markets started the month of September on a decline following some poor economic data from the United States and the United Kingdom. Sentiment later recovered and stock markets rallied following more positive economic releases, increased merger activity and comments by the European Central Bank indicating that the worst of the recession is over which resulted in profits being posted to the Fund at the end of the quarter. Losses were posted to the Fund at the beginning of the fourth quarter due to disappointing economic data releases and negative expectations which resulted in a shift towards risk aversion and a sell-off in stock markets. Global stock indices finished the month of November in positive territory as investors bought into risky assets while keeping an eye on the potential inflationary effects of government stimulus efforts. Consequently, the U.S. dollar declined against major currencies. These market moves benefited the Fund’s long positions in stock indices, resulting in profits being posted to the Fund. The dominant theme for the month of December was continued investor optimism surrounding the global economic recovery. Consequently, global stock markets rallied resulting in profits being posted to the Fund at the end of the fourth quarter.

Profits were posted to the Fund at the beginning of the first quarter as industrial metals declined due to stock build-ups which benefited from the Fund’s short positions. Losses were posted to the Fund in the middle of the first quarter due to volatility in the global markets. Revised inflationary expectations caused commodities markets to rally to the detriment of the Fund’s short positions in base metals posting losses to the Fund as the first quarter ended. Precious metals also declined as investors sold out of safe haven assets which was also detrimental to the Fund’s long positions. Losses were posted to the Fund at the beginning of the second quarter due short positions in aluminum and nickel which suffered losses due to markets anticipating increased demand as equities rallied following the G20 Summit. Improving global outlook prompted most commodity markets to rally resulting in profits being posted to the Fund in the middle of the second quarter. Short positions in metals including aluminum resulted in losses being posted to the Fund at the end of the second quarter. The metals sector posted profits to the Fund throughout the third quarter with copper rallying in August and precious metals rallying in September. Precious metals were the key within this sector resulting in strong gains on long positions in gold and silver. Profits were posted to the Fund at the beginning through the middle of the fourth quarter. Gold reached record highs in the middle of the quarter as investors bought into risky assets while keeping an eye on the potential inflationary effects of government stimulus efforts. Consequently, the U.S. dollar declined against major currencies which benefited the Fund’s long positions in precious metals. Reversals in precious metals at the end of the year resulted in losses being posted to the Fund.

Profits were posted to the Fund at the beginning through the middle of the first quarter despite losses from a sharp reversal in cocoa markets. Losses were posted to the Fund at the end of the first quarter due to challenging market conditions. Profits were posted to the Fund at the beginning of the second quarter driven by short positions in lean hogs following concerns over swine flu. Losses were posted to the Fund in the middle of the quarter due to challenging global market conditions. Commodities markets rallied at the end of second quarter which benefited long positions in agricultural such as sugar and soy meal resulting in profits posted to the Fund.  Losses were posted to the Fund at the beginning of the third quarter due to the Fund’s long positions in the soy complex which suffered as grains sold off early in the month due to favorable weather conditions in the United States. Profits were posted to the Fund in the middle of the quarter due to long positions in sugar which provided most of the profit, as global supplies and crop forecasts declined due to adverse weather conditions in Brazil and India, pushing prices to 28 year highs. The third quarter ended with losses being posted to the Fund due to volatility in global markets. Sugar was a weak performer as the market sold off from recent highs resulting in losses being posted to the Fund at the beginning of the fourth quarter. Profits were posted to the Fund from the middle through the end of the fourth quarter. The largest gains in the agriculture sector was due to the long exposure to sugar contracts, the price of which rallied as heavy rains in Brazil hampered harvesting at the end of December.

The U.S. dollar continued strengthening as a result of risk aversion and the increasingly negative outlook for Europe. Europe continued to deal with crises in the financial sector particularly in the weakness of the British sterling to the benefit of the Fund’s short positions resulting in profits being posted to the Fund at the beginning of the first quarter. The currencies sector had an eventful February resulting in profits being posted to the Fund and also provided the most volatility; profits were seen from weakness in the Swedish krona and Canadian dollar which offset losses in the Japanese yen against the U.S. dollar. The Swedish krona fell to a record low against the Euro after an unexpectedly large rate-cut and the worst Swedish GDP figures since 1940. The announcement of the U.S. Treasury’s new plans resulted in the U.S. dollar weakening against major currencies resulting in losses being posted to the Fund at the end of first quarter. Trend reversals were seen in late March continuing into April resulting in losses being posted to the Fund at the beginning of the second quarter. The British sterling and the Canadian dollar recovered however, the resulting losses outweighed the profits seen from the strengthening South African rand. Short positions in the British sterling rallied in the middle of the second quarter following the latest United Kingdom inflation report however, increased risk appetite resulted in a sell off in the U.S. dollar which hit 2009 lows resulting in losses being posted to the Fund. The United States dollar, which had been weakening since the United States Federal Reserve announced its quantitative easing policies in March, regained some of its strength and the trend in short-term interest rates reversed. The Euro dollar, the British sterling and Euribor all saw some of their most aggressive selling since October 2008. These sharp moves resulted in losses on the Fund’s long positions in these contracts. In response, the Fund’s reduced its positions as volatility increased. Performance in other sectors also reflected the difficult market environment for medium-term trend-following strategies. In currencies, the losses in the U.S. dollar positions were compounded by losses in the Swiss franc and Japanese yen; these were partially offset by gains on the Fund’s short Euro exposure resulting in losses being posted to the Fund at the end of the second quarter. Losses were posted to the Fund at the beginning through the middle of the third quarter as corporate earnings, announcements across a broad range of industries exceeded analysts forecasts. Increased risk appetite in turn resulted in commodities markets rallying; the United States dollar weakened and the Fund’s net short United States dollar exposure also saw losses. Profits were posted to the Fund at the end of the third quarter as the United States dollar sold off and the Dollar Index hit its lowest levels since September 2008. Disappointing economic data releases and negative expectations resulted in a shift towards risk aversion and a sell off in stock markets. The U.S. dollar subsequently rallied, resulting in some give back on profitable positions in currencies resulting in losses being posted to the Fund at the beginning of the fourth quarter. Investors bought into risky assets while keeping an eye on the potential inflationary effects of government stimulus efforts. Consequently, the U.S. dollar declined against major currencies, most notably the Japanese Yen. These market moves benefited the Fund’s net short positions in the U.S. dollar exposure resulting in profits being posted to the Fund in the middle of the fourth quarter. The U.S. dollar strengthened following data out of the United States, to the detriment of the Fund’s net short positions in the U.S. dollar exposure. This was most notable against the Japanese yen, which also weakened as the Bank of Japan indicated that it will seek to limit the currency’s strength. The fourth quarter ended with losses being posted to the Fund.

The first quarter began with losses being posted to the Fund due to bonds being sold off and interest rates rose as governments continued to develop rescue plans and packages to boost growth. This was particularly seen in European bond markets with the U.K. Gilts and German Bunds being two of the worst contracts. However, the Fund’s long positions in interest rates benefited from the rate cut decisions of the Bank of England and the European Central Bank but were not enough to offset the losses. Long positions in the interest rate model was profitable for the Fund in the middle of the first quarter however, performance was dragged down by losses in short positions in the Australian dollar and British sterling as quantitative easing seemed more likely than further interest rate cuts in the United Kingdom. The U.S. Federal Reserve’s plan to repurchase debt caused U.S. fixed income markets to rally. U.S. interest rate markets and European fixed income markets followed and the Fund’s long positions posted profits to the Fund at the end of the first quarter. The second quarter began with losses being posted to the Fund due to trend reversals seen in late March continuing into the beginning of the quarter due to the European Central Bank’s surprise decision to reduce rates. Profits were posted to the Fund in the middle of the second quarter due to rallying equity markets accompanied by a sell-off in fixed income markets. This was to the benefit of the Fund’s short positions in several bond contracts, most notably the Japanese and Australian government bonds. The second quarter ended with losses being posted to the Fund due to the difficult market environment. The bonds sector saw losses with the Fund’s short exposure to Japanese Government bonds suffering from the weak outlook for the Japanese economy. Profits were posted to the Fund at the beginning of the third quarter. Global equity markets sold off at the start of July in response to poor economic data in the United States. In addition, the European Central Bank announced that it would keep interest rates on hold at their current levels resulting in a rally in fixed income markets which benefited the Fund’s long position exposure to European bonds and short term interest rates. The major central banks reiterated in August that interest rate increases are unlikely in the near term, causing the prices of short term interest rate futures to rise resulting in profits being posted to the Fund. The European Central Bank cautioned in September that it was too early to unwind monetary stimuli, which resulted in fixed income markets, particularly short term interest rates rallying as the likelihood of interest rate hikes was discounted resulting in profits being posted to the Fund at the end of the third quarter. The first half of October was characterized by broadly positive sentiment as the United States earnings season proved to be better than expected. This, together with expectations of a robust economic recovery, resulted in investors shifting out of fixed income and into riskier assets. Consequently, the Fund’s long positioning in bonds detracted from performance resulting in losses being posted the Fund at the beginning of the fourth quarter. Sentiment shifted repeatedly through the month of November with uncertainty stemming from a rise in the United States unemployment rate and weak corporate earnings results. However, a number of central banks, particularly the Bank of England indicated that support measures would need to continue in order to help sustain the economic recovery. The Fund’s long fixed income exposures performed well against this backdrop resulting in profits being posted to the Fund in the middle of the fourth quarter. The dominant theme for the month of December was continued investor optimism surrounding the global economic recovery. Consequently, global stock markets rallied while fixed income markets fell. The sell-off in fixed income was further exacerbated by central bank comments, which indicated that some stimulus measures that have been in place for 2009 will likely be removed in the near future resulting in losses being posted to the Fund at the end of the fourth quarter.

Profits were posted to the Fund at the beginning of the first quarter driven by gains from crude oil and natural gas, whose prices declined from bearish inventory data. The Fund’s short positions in natural gas and products of crude oil posted profits to the Fund in the middle of the quarter. The first quarter ended with losses being posted to the Fund as crude oil prices rose despite OPEC announcing that it will not cut output. Profits were posted to the Fund at the beginning of the second quarter driven by short positions in natural gas which reached multi year lows. Prices of energies were boosted by bullish inventory, particularly in natural gas but did not offset the losses due to a volatile global market posting losses to the Fund from the middle to the end of the second quarter. Losses were posted to the Fund at the beginning of the third quarter as short positions in natural gas continued to be profitable as mild weather and inventory build up pushed prices downwards. However, these gains were more than offset by losses on short positions across most of the other energy markets. Profits were posted to the Fund in the middle of the third quarter as natural gas profits came on the short side as inventory build ups pushed prices down to a seven year low. Positions elsewhere in the energies sector were less successful as the oil price became more range bound. The third quarter ended with losses being posted to the Fund as the front month natural gas contracts eventually rallied from seven year lows following bullish inventory data and short covering. Consequently, the Fund’s short positions in energy resulted in losses for the Fund at the end of the third quarter.  The first half of the October was characterized by broadly positive sentiment as the United States earnings season proved to be better than expected. This, together with expectations of a robust economic recovery, resulted in investors shifting out of fixed income and into riskier assets. Consequently, the Fund’s short exposures within the oil complex detracted from performance, particularly as oil prices were further boosted by forecasts of colder weather in the United States resulting in losses being posted to the Fund at the beginning of the fourth quarter. The energies sector finished the middle of the fourth quarter with profits being posted to the Fund. The largest single driver was the fall in natural gas prices toward the end of the November as the continued mild weather in the United States reduced demand for gas yet further. Performance in the energies sector was dominated by losses in the Fund’s short position in natural gas. A combination of colder weather in the United States and heavy short covering caused natural gas futures to rally from their December 3rd lows resulting in losses being posted to the Fund at the end of the fourth quarter.

Total Trading
Year ended December 31, 2008	Profit (Loss)

Interest Rates	$46,274,531
Agricultural	3,506,251
Currencies	(5,895,091)
Energy	14,706,695
Metals	13,834,077
Stock Indices	22,424,681
94,851,144
Change in Brokerage Commission Payable	68,067
$94,919,211

The Fund experienced a net trading profit before brokerage commissions and related fees for the year ended December 31, 2008 of $94,919,211.  Profits were primarily attributable to the Fund trading in the interest rate, stock indices, energy, metals and agriculture sectors posting profits while the currency sector posted losses.

The interest rate sector posted profits for the Fund at the beginning of the year. The weak economic data early in January suggested an increased likelihood of a recession that was reflected in an increased level of risk aversion on the part of many investors which prompted the U.S. Federal Reserve to cut interest rates. The Fund’s long positions in short term interest rates were particularly profitable as were the long term positions in bonds. The reduction in interest rates created positive market sentiment. Profits continued to be posted to the Fund mid-quarter only to be offset by losses at the end of the quarter due to short term interest rates finishing down. Losses were posted to the Fund as conditions in the global equity and fixed income markets remained challenging at the beginning of the second quarter with bonds incurring the most significant losses. However, through the middle of the second quarter profits were posted to the Fund due to interest rates expectations becoming more hawkish in Europe and the United Kingdom. The second quarter ended with profits being posted to the Fund due to the short positions in British and European markets following suggestions of rate increases at Jean Claude Trichet’s, President of the European Central Bank System press conference. Losses were posted to the Fund at the beginning of the third quarter due to losses in the European bond markets following the European Central Bank’s announcement that interest rates are likely to be maintained at current levels.  Profits were posted to the Fund in the middle of the third quarter due to long positions in the bonds sector capitalizing on changing interest rate expectations as profits were seen in the United States and the Australian bond positions as well as in Japan following the Bank of Japan’s surprise decision to hold rates. The Fund’s positioning of long term bonds resulted in profits posted to the Fund as the third quarter ended. Profits were posted to the Fund at the beginning of the fourth quarter due to the Fund’s long positions in the short term interest rate benefiting from the turmoil in the financial markets. Also contributing to profits being posted to the Fund was the fact that major central banks joined in coordinated interest rate cuts in an attempt to restore investor confidence. Profits continued to be posted to the Fund the middle of the fourth quarter as European and Asian central banks further reduced interest rates, with many cuts being larger than expected The Bank of England reduced interest rates on November 6, 2008, bringing key rates to their lowest levels since 1955. On December 16, 2008 the United States Federal Reserve stated that “the outlook for economic activity has weakened further” when it cut interest rates. The year ended with profits being posted to the Fund with the interest rate sector focused with both short term interest rate futures and longer dated bond futures rallying further.

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

The energy sector posted profits for the Fund. A negative contribution from energies as the strength in oil prices seen at the end of 2007 reversed posting losses for the Fund at the beginning of the quarter. The Fund’s long positions in oils accounted for much of the gains posted to the Fund mid-quarter. The energies sector saw more mixed results, but strong performance in gas oil and heating oil ensured a net profit for the Fund as the quarter ended.  Energies finished strong at the beginning of the second quarter after crude oil advanced to reach new highs. Profits continued to be posted to the Fund in the middle of the second quarter due to the oil complex continuing its surge to all-time highs. Important influences included supply disruptions, bullish inventory data, long-term analyst forecasts and a weakening United States dollar. The long position in natural gas was the best performer at the end of the second quarter as energy prices continued to rally posting profits to the Fund. Losses were posted to the Fund at the beginning of the third quarter due to natural gas prices falling during the month of July. Energy prices continued to fall in the middle of the third quarter due to the strengthening U.S. dollar despite a brief rally due to concerns that hurricanes in the United States would disrupt supply.  Losses continued to be posted at the end of the third quarter due to market volatility. Profits were posted to the Fund at the beginning of the fourth quarter due to the crude oil price had its largest monthly decline in October due to concerns that the contracting United States economy will reduce fuel demand. The energy sector was the largest contributor of profits being posted to the Fund in the middle of the fourth quarter as falling demand expectations resulted in a further decline in the price of oil. Profits continued to be posted to the Fund at the end of the year as crude oil prices continued to fall.

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

Total Trading
Year ended December 31, 2007	Profit (Loss)

Energy	$15,812,906
Agricultural Commodities	5,434,835
Currencies	2,485,689
Interest Rates	1,940,141
Stock Indices	(7,348,499)
Metals	(3,397,968)
14,927,104
Change in Brokerage Commissions Payable	(81,983)
$14,845,121

The Fund experienced a net trading profit after brokerage commissions and related fees for the year ended December 31, 2007 of $14,845,121.  Profits were primarily attributable to the Fund trading in the energy, agriculture, currency and interest rate sectors posting gains, while the stock indices and the metals sectors posted losses.

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

The agricultural sector posted profits for the Fund. The agricultural market was soft at the beginning of the year which attributed to the difficult trading environment resulting in gains in the middle of the first quarter only. Losses were posted at the beginning and at the end of the first quarter as the price reversal in corn was a key element of the losses in the sector. Losses continued to be posted to the Fund at the beginning of the second quarter as cocoa prices reversed sharply against the Fund’s long positions along with corn and soybean as prices continued to slide on the release of the United States Department of Agriculture crop estimates for the 2007 planting season. Profits offset losses for the Fund in the middle to the end of the second quarter due to Fund’s long positions in soybeans after prices rocketed in the wake of a U.S. Department of Agriculture report that showed planted soybean acreage had fallen below earlier forecasts. Losses were posted to the Fund at the beginning of the third quarter due to losses in cocoa contracts which continued into the middle of the third quarter. The third quarter ended with profits posted to the Fund due to the long positions in soybeans and wheat producing the biggest gains for the Fund. Profits continued to be posted to the Fund as the year ended due to the Fund’s long positions in soybeans which was the strongest performer in the sector after prices hit a 34 year high on reports of low stockpiles.

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

The Fund currently earns interest based on the prevailing Fed Funds rate plus a spread for short cash positions and minus a spread for long cash positions.  The current short term interest rates have remained extremely low when compared with historical rates and thus has contributed negligible amounts to overall Fund performance.

During all periods set forth above in “Selected Financial Data”, the interest rates in many countries were at unusually low levels. In addition, low interest rates are frequently associated with reduced fixed income market volatility, and in static markets the Fund’s profit potential generally tends to be diminished.  On the other hand, during periods of higher interest rates, the relative attractiveness of a high risk investment such as the Fund may be reduced as compared to high yielding and much lower risk fixed-income investments.

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

Except in unusual circumstances, factors—regulatory approvals, cost of goods sold, employee relations and the like—which often materially affect an operating business, have no material impact on the Fund.

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

Because substantially all of the Fund’s assets are held in cash, the Fund should be able to close out any or all of its open trading positions and liquidate any or all of its securities holdings quickly and at market prices, except in very unusual circumstances. This permits the Fund to limit losses as well as reduce market exposure on short notice should its strategies indicate doing so. In addition, because there is a readily available market value for the Fund’s positions and assets, the Fund’s monthly Net Asset Value calculations are precise. Investors need to provide ten business days notice to receive the full redemption proceeds of their Units on the last business day of any month.

As a commodity pool, the Fund maintains an extremely large percentage of its assets in cash, which it must have available to post initial and variation margin on futures contracts.  This cash is also used to fund redemptions.  While the Fund has the ability to fund redemption proceeds from liquidating positions, as a practical matter positions are not liquidated to fund redemptions.  In the event that positions were liquidated to fund redemptions, MLAI, as the Manager of the Fund, has the ability to override decisions of the Trading Advisor to fund redemptions if necessary, but in practice the Trading Advisor would determine in its discretion which investments should be liquidated.

(The Fund has no applicable off-balance sheet arrangements and tabular disclosure of contractual obligations of the type described in Items 3.03(a)(4) and 3.03(a)(5) of Regulation S-K.)

Recent Accounting Developments

Recent Accounting developments are discussed in Exhibit 13.01.

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

The Fund’s risk exposure in the various market sectors traded by Aspect is quantified below in terms of Value at Risk.  Due to the Fund’s fair value accounting, any loss in the fair value of the Fund’s open positions is directly reflected in the Fund’s earnings (realized or unrealized) and cash flow (at least in the case of exchange-traded contracts in which profits and losses on open positions are settled daily through variation margin).

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Fund’s open positions by market category for the fiscal periods. During the years ended December 31, 2009, and 2008 the Fund’s average Month-end Net Asset Value was approximately $285,888,058 and $290,484,044 and respectively.

December 31, 2009

	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Agriculture	$246,654	0.09%	$938,371	$7,807
Currencies	1,287,102	0.45%	3,584,279	313,886
Energy	198,183	0.07%	481,439	26,673
Interest Rates	25,383,492	8.88%	47,880,957	15,102,568
Metals	494,033	0.17%	1,981,066	11,621
Stock Indices	693,754	0.24%	2,696,675	18,996

Total	$28,303,218	9.90%	$57,562,787	$15,481,551

December 31, 2008

	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Agriculture	$672,043	0.23%	$3,229,047	$147,261
Currencies	2,347,671	0.81%	9,038,747	98,104
Energy	1,056,909	0.36%	4,458,641	157,447
Interest Rates	19,526,644	6.72%	41,848,012	8,163,193
Metals	453,673	0.16%	2,047,636	139,919
Stock Indices	1,294,250	0.45%	5,255,225	57,660

Total	$25,351,190	8.73%	$65,877,308	$8,763,584

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

The Fund also has non-trading market risk on the approximately 90%-95% of its assets which are held in cash at MLPF&S or BlackRock. The value of this cash is not interest rate sensitive, but there is cash flow risk in that if interest rates decline so will the cash flow generated on these monies.

Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Fund’s market risk exposures — except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Fund manages its primary market risk exposures — constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Fund’s primary market risk exposures as well as the strategies used and to be used by MLAI and Aspect for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Fund’s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, and an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Fund. There can be no assurance that the Fund’s current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term. Investors must be prepared to lose all or substantially all of the time value of their investment in the Fund.

The following were the primary trading risk exposures of the Fund as of December 31, 2009, by market sector.

Interest Rates.

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

Agricultural Commodities.

The Fund’s primary agricultural commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Grains, cocoa and livestock accounted for the substantial bulk of the Fund’s agricultural commodities exposure as of December 31, 2009.

Energy.

The Fund’s primary energy market exposure is to natural gas and crude oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the primary non-trading risk exposures of the Fund as of December 31, 2009.

Foreign Currency Balances.

The Fund’s primary foreign currency balances are in Japanese yen, British pounds, Norwegian Krone, Swiss Franc and Euros.

U.S. Dollar Cash Balance.

The Fund holds U.S. dollars only in cash at MLPF&S and BlackRock. The Fund has immaterial cash flow interest rate risk on its cash on deposit with MLPF&S in that declining interest rates would cause the income from such cash to decline.

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

To attempt to reduce the risk of volatility while maintaining the potential for excellent performance, proprietary research is conducted on an ongoing basis to refine the Aspect investment strategies.  Research may suggest substitution of alternative investment methodologies with respect to particular contracts; this may occur, for example, when the testing of a new methodology has indicated that its use might have resulted in different historical performance.  In addition, risk management research and analysis may suggest modifications regarding the relative weighting among various contracts, the addition or deletion of particular contracts for a Fund, or a change in position size in relation to account equity.  The weighting of capital committed to various markets in the investment programs is dynamic, and Aspect may vary the weighting at its discretion as market conditions, liquidity, position limit considerations and other factors warrant.

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

The Fund has cash flow interest rate risk on its cash on deposit with MLPF&S and in the BlackRock sponsored money market mutual fund in that declining interest rates would cause the income from such cash to decline. However, a certain amount of cash or cash equivalents must be held by the Fund in order to facilitate margin payments and pay expenses and redemptions. MLAI does not take any steps to limit the cash flow risk on its cash held on deposit at MLPF&S and in the BlackRock sponsored money market mutual fund.

Item 8: Financial Statements and Supplementary Data

Net Income (Loss) per quarter

Eight quarters through December 31, 2009

	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	2009	2009	2009	2009	2008	2008	2008	2008
Total Income (Loss)	$(3,746,558)	$16,768,493	$(37,420,878)	$(4,466,012)	$65,786,573	$(27,712,074)	$22,014,619	$40,136,187
Total Expenses	2,067,838	2,091,737	2,236,967	2,407,562	14,349,453	(3,297,083)	5,852,380	9,045,361
Net Income (Loss)	$(5,814,396)	$14,676,756	$(39,657,845)	$(6,873,574)	$51,437,119	$(24,414,991)	$16,162,239	$31,090,826

Net Income (Loss) per weighted average Units (a)	$(0.0309)	$0.0756	$(0.2099)	$(0.0357)	$0.2522	$(0.1137)	$0.0766	$0.1492

(a) The Net Income (Loss) per weighted average Unit is based on the weighted average of the total Units for each quarter.

(1)   Commencement of Operations

The financial statements required by this Item are included in Exhibit 13.01.

The supplementary financial information (“information about oil and gas producing activities”) specified by Item 302(b) of Regulation S-K is not applicable.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The Board of Managers of MLAI dismissed Deloitte & Touche as the independent registered public accounting firm for the Fund, effective April 20, 2009. The Board of Managers of MLAI, on behalf of the Fund, approved the engagement of PricewaterhouseCoopers LLP as the independent registered public accounting firm of the Fund effective April 20, 2009.

There were no disagreements with the respective independent registered public accounting firms on accounting and financial disclosure.

Item 9A(T): Controls and Procedures

MLAI’s Chief Executive Officer and the Chief Financial Officer, on behalf of the Fund, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Fund as of and for the year which ended December 31, 2009, and, based on its evaluation, has concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended December 31, 2009 that has materially affected, or is reasonable likely to materially affect, the Fund’s internal control, over financial reporting.

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

Because of its inherent limitations, internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation and presentation.  Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in condition, or that the degree of compliance with the policies or procedures may deteriorate.

The Fund’s management assessed the effectiveness of the Funds’ internal control over financial reporting as of December 31, 2009.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework”.

Based on its assessment the Fund’s management concluded that at December 31, 2009, the Fund’s internal control over financial reporting was effective.

This annual report does not include an attestation report of the Fund’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Fund’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Fund to provide only management’s report for this annual report.

Item 9B:  Other Information

  Not Applicable.

PART III

Item 10: Directors, Executive Officers and Corporate Governance

10(a) and 10(b)      Identification of Directors and Executive Officers:

As a limited liability company, the Fund has no officers or directors and is managed by MLAI. Trading decisions are made by Aspect on behalf of the Fund.

The managers and executive officers of MLAI and their respective business backgrounds are as follows:

Justin C. Ferri	Chief Executive Officer, President and Manager

Barbra E. Kocsis	Chief Financial Officer

Deann Morgan	Vice President and Manager

Justin C. Ferri is the Chief Executive Officer, President and Manager of MLAI. Mr. Ferri, 34 years old, has been the Chief Executive Officer and President of MLAI since August 2009. Mr. Ferri has been a Manager of MLAI and has been listed as a principal of MLAI since July 29, 2008. He has been registered with NFA as an associated person of MLAI since September 11, 2009. He also serves as Managing Director within the Merrill Lynch Global Wealth & Investment Management group and the Global Investments Solutions group (“GWIM” and “GIS,” respectively), responsible for heading GWIM’s Alternative Investments business. In addition, Mr. Ferri serves as Vice President of IQ Investment Advisors LLC (“IQ”), an indirect, wholly-owned investment adviser subsidiary of Merrill Lynch & Co., and serves as President of each of IQ’s publicly traded closed-end mutual fund companies. Prior to his role in GIS, Mr. Ferri was a Director in the MLPF&S Global Private Client Market Investments & Origination group, and before that, he served as a Vice President and head of the MLPF&S Global Private Client Rampart Equity Derivatives team. Prior to joining Merrill Lynch in 2002, Mr. Ferri was a Vice President within the Quantitative Development group of mPower Advisors LLC from 1999 to 2002, and prior to that, he worked in the Private Client division of J.P. Morgan & Co. He holds a B.A. degree from Loyola College in Maryland.

Barbra E. Kocsis is the Chief Financial Officer for MLAI. Ms. Kocsis, 43 years old, has been the Chief Financial Officer of MLAI since October 2006.  Ms. Kocsis has been listed with the NFA as a principal of MLAI since May 21, 2007 and is a Director within the Merrill Lynch Global Wealth Management Investment Services group, positions she has held since October 2006. Prior to serving in her current roles, she was the Fund Controller of MLAI from May 1999 to September 2006. Before joining MLAI, Ms. Kocsis held various accounting and tax positions at Derivatives Portfolio Management LLC from May 1992 until May 1999, at which time she held the position of accounting director. Prior to that, she was an associate at Coopers & Lybrand in both the audit and tax practices from September 1988 to February 1992. She graduated cum laude from Monmouth College with a Bachelor of Science in Business Administration - Accounting.

Deann Morgan is a Vice President and Manager of MLAI. Ms. Morgan, 40 years old, has been a Vice President of MLAI and Managing Director of GIS since March 2008. As Managing Director of GIS, Ms. Morgan heads Alternative Investments Origination. From April 2006 until March 2008, Ms. Morgan was a Director for Merrill Lynch’s Investments, Wealth Management & Insurance group, where she was responsible for origination of private equity and listed alternative investments. Between August 2004 and April 2006, Ms. Morgan worked for Merrill Lynch’s Investment Banking Group covering Asian corporate clients. She received her M.B.A. from University of Chicago and her B.B.A. from University of Michigan. Ms. Morgan has been registered with NFA as an associated person and listed as a principal of MLAI since August 21, 2009. Ms. Morgan has also been registered with NFA as an associated person of MLPF&S since April 13, 2009.

As of December 31, 2009, the principals of MLAI had no investment in the Fund, and MLAI’s sponsor interest in the Fund was valued at $27,998.

MLAI acts as the sponsor, general partner or manager to seven public futures funds whose units of limited partner or member interests are registered under the Securities Exchange Act of 1934: ML Aspect Futures Access LLC, ML Bluetrend FuturesAccess LLC, ML Select Futures I L.P., ML Systematic Momentum FuturesAccess LLC, ML Transtrend DTP Enhanced FuturesAccess LLC, ML Trend-Following Futures Fund L.P, and ML Winton FuturesAccess LLC. Because MLAI serves as the sole sponsor, general partner or manager of each of these funds, the officers and managers of MLAI effectively manage them as officers and directors of such funds.

(c)           Identification of Certain Significant Employees:

None.

(d)           Family Relationships:

None.

(e)           Business Experience:

See Item 10(a) and (b) above.

(f)            Involvement in Certain Legal Proceedings:

None.

(g)           Promoters and Control Persons:

Not applicable.

(h)           Section 16(a) Beneficial Ownership Reporting Compliance:

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

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)           Security Ownership of Certain Beneficial Owners:

Not applicable. (The Units represent limited liability company interests. The Fund is managed by its Manager, MLAI.)

(b)           Security Ownership of Management:

As of December 31, 2009, MLAI owned 20,647 Unit-equivalent member interests, which constituted 0.0112% of the total Units outstanding, the principals of MLAI did not own any Units.

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

The Fund pays MLAI & MLPF&S and its affiliates Brokerage Commissions, Sponsor Fees and Management Fees as well as bid-ask spreads on forward currency trades.  The Fund also pays MLPF&S interest on short-term loans extended by MLPF&S to cover losses on foreign currency positions.

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

In 2009, the Fund expensed:  (i) Brokerage Commissions of $799,706 to MLPF&S, $5,395,714 in Management Fees earned by Aspects and MLAI; and (ii) Sponsor Fees of $2,675,732 to MLAI.  In addition, MLAI and its affiliates may have derived certain economic benefits from possession of a portion of the Fund’s assets, as well as from foreign exchange and EFP trading.

See Item 1(c), “Narrative Description of Business — Charges” and “— Description of Current Charges” for a discussion of other business dealings between MLAI affiliates and the Fund.

(c)                                  Indebtedness of Management:

None.

(d)                                 Transactions with Promoters:

Not applicable.

(e)                                  Director Independence:

No person who served as a manager of MLAI during 2009 could be considered independent based on the definition of an independent director under the NASDAQ rules.

Item 14: Principal Accountant Fees and Services

(a)                                  Audit Fees

Aggregate fees billed for professional services rendered by PricewaterhouseCoopers LLP in connection with the audit of the Fund’s financial statements as of and for the year ended December 31, 2009 were $55,500.

Aggregate fees billed for professional services rendered by Deloitte & Touche LLP in connection with the audit of the Fund’s financial statements as of December 31, 2008 were $55,000.

(b)                                 Audit-Related Fees

There were no other audit-related fees billed for the years ended December 31, 2009 and 2008 related to the Fund.

(c)                                  Tax Fees

No fees were billed by PricewaterhouseCoopers LLP or any member firms of PricewaterhouseCoopers and their respective affiliates for the year ended December 31, 2009 for professional services rendered to the Fund in connection with tax compliance, tax advice and tax planning.

Aggregate fees billed for professional services rendered by Deloitte Tax LLP in connection with the tax compliance, advice and preparation of the Fund’s tax returns for the year ended December 31, 2009 were $61,200.

Aggregate fees billed for professional services rendered by Deloitte Tax LLP in connection with the tax compliance, advice and preparation of the Fund’s tax returns for the year ended December 31, 2008 were $72,000.

(d)                                 All Other Fees

No fees were billed by PricewaterhouseCoopers LLP or any member firms of PriceWaterhouseCoopers and their respective affiliates for the year ended December 31, 2009 for any other professional services in relation to the Fund.

No fees were billed by Deloitte & Touche LLP, Deloitte Tax LLP, or any member firms of Deloitte Touche Tohmatsu and their respective affiliates for the year ended December 31, 2008 for any other professional services in relation to the Fund.

Neither the Fund nor MLAI has an audit committee to pre-approve principal accountant fees and services.  In lieu of an audit committee, the managers and the principal financial officer pre-approve all billings prior to the commencement of services.

PART IV

Item 15: Exhibits and Financial Statement Schedules

		Page:

1.	Financial Statements (found in Exhibit 13.01):

	REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS	1

	FINANCIAL STATEMENTS:

	Statements of Financial Condition as of December 31, 2009 and 2008	3

	Statements of Operations for the years ended December 31, 2009, 2008 and 2007	4

	Statements of Changes in Members’ Capital for the years ended December 31, 2009
	2008 and 2007	5

	Financial Data Highlights for the years ended December 31, 2009, 2008 and 2007	7

	Notes to Financial Statements	10

2.	Financial Statement Schedules:

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

3.02	Amended and Restated Limited Liability Company Operating Agreement of ML Aspect FuturesAccess LLC.

Exhibit 3.02	Is filed herewith.

10.01

Futures Customer Agreements among ML Aspect FuturesAccess LLC, ML Cornerstone FuturesAccess LLC, ML Appleton FuturesAccess LLC, Winton FuturesAccess LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated.

Exhibit 10.01:

Is incorporated by reference from Exhibit 10.01 contained in Amendment No. 1 to the Registrant’s Registration on Form 10 (File No. 000-51085) under the Securities Exchange Act of 1934, filed on February 12, 2008.

10.02	ML FuturesAccess Advisory Agreement by and among ML Aspect FuturesAccess LLC, ML Aspect FuturesAccess Ltd., Aspect Capital Limited and Merrill Lynch Alternative Investments LLC.

Exhibit 10.02:	Is incorporated hereby by reference from Exhibit 10.02 contained in the Registrant’s Initial Registration Statement.

13.01	2009 Annual Report and Report of Independent Registered Public Accounting Firm.

Exhibit 13.01:	Is filed herewith.

31.01 and 31.02	Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01
and 31.02:	Are filed herewith.

32.01 and 32.02	Section 1350 Certifications

Exhibit 32.01
and 32.02:	Are filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ML ASPECT FUTURESACCESS LLC

By:	MERRILL LYNCH ALTERNATIVE INVESTMENTS LLC MANAGER

By:	/s/Justin C. Ferri
Justin C. Ferri
Chief Executive Officer, President and Manager
(Principal Executive Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed on March 31, 2010 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title	Date

/s/Justin C. Ferri	Chief Executive Officer, President and Manger	March 31, 2010
Justin C. Ferri

/s/ Barbra E. Kocsis	Chief Financial Officer	March 31, 2010
Barbra E. Kocsis	Principal Financial and Accounting Officer)

/s/Deann Morgan	Vice President and Manager	March 31, 2010
Deann Morgan

(Being the principal executive officer, the principal financial and accounting officer and a majority of the managers of Merrill Lynch Alternative Investments LLC)

ML ASPECT FUTURESACCESS LLC

2009 FORM 10-K

INDEX TO EXHIBITS

Exhibit

Exhibit 3.02	Amended and Restated Limited Liability Company Operating Agreement of
ML Aspect FuturesAccess LLC

Exhibit 13.01	2009 Annual Report and Report of Independent Registered Public Accounting Firm

Exhibit 31.01 and 31.02	Rule 13a - 14(a) / 15d - 14(a) Certifications

Exhibit 32.01 and 32.02	Sections 1350 Certifications