Form 10-Q
period 2010-03-31
ML Aspect FuturesAccess LLC
filed 2010-05-14
CIK 1309132

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of March 31, 2010, 181,288,196 units of limited liability company interest were outstanding.

ML ASPECT FUTURESACCESS LLC

QUARTERLY REPORT FOR MARCH 31, 2010 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

ML ASPECT FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	March 31,	December 31,
	2010	2009
ASSETS:
Equity in commodity futures trading accounts:
Cash (including restricted cash of $26,360,222 for 2010 and $30,538,024 for 2009)	$262,525,951	$269,793,907
Net unrealized profit on open contracts	11,216,968	—
Cash and cash equivalents	158,282	1,397,466
Other assets	2,837	—

TOTAL ASSETS	$273,904,038	$271,191,373

LIABILITIES AND MEMBERS’ CAPITAL:
LIABILITIES:
Brokerage commissions payable	$12,659	$84,821
Sponsor and Advisory fees payable	627,374	1,940,265
Redemptions payable	1,653,871	2,307,660
Net unrealized loss on open contracts	—	970,474
Other liabilities	308,573	258,991

Total liabilities	2,602,477	5,562,211

MEMBERS’ CAPITAL:
Sponsor’s Interest (20,647 Unitsand 20,647 Units)	28,847	27,998
Members’ Interest (181,267,549 Units and 183,714,476 Units)	271,272,714	265,601,165
Total members’ capital	271,301,561	265,629,162

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$273,904,038	$271,191,373

NET ASSET VALUE PER UNIT (SEE NOTE 4) (Based on 181,288,196 and 183,735,123 Units outstanding; unlimited Units authorized)

See notes to financial statements.

ML ASPECT FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three
	months ended	months ended
	March 31,	March 31,
	2010	2009
TRADING PROFIT (LOSS):

Realized, net	$(1,066,232)	$10,731,934
Change in unrealized, net	12,187,442	(15,126,419)
Brokerage commissions	(133,208)	(95,699)

Total trading profit (loss)	10,988,002	(4,490,184)

INVESTMENT INCOME:
Interest	(2,675)	24,172

EXPENSES:
Management fee	1,261,948	1,477,322
Sponsor fee	584,451	786,264
Performance fee	—	17,428
Other	153,787	126,548
Total expenses	2,000,186	2,407,562

NET INVESTMENT INCOME (LOSS)	(2,002,861)	(2,383,389)

NET INCOME (LOSS)	$8,985,141	$(6,873,574)

NET INCOME (LOSS) PER UNIT:

Weighted average number of Units outstanding
Class A	15,552,967	18,280,429
Class C	58,106,247	66,895,587
Class D	6,256,747	6,915,976
Class I	5,586,097	7,992,373
Class DS	59,250,339	43,066,919
Class DT	39,792,047	49,409,687

Net income (loss) per weighted average Unit
Class A	$0.0446	$(0.0367)
Class C	$0.0382	$(0.0393)
Class D	$0.0547	$(0.0346)
Class I	$0.0490	$(0.0335)
Class DS	$0.0546	$(0.0357)
Class DT	$0.0557	$(0.0310)

See notes to financial statements.

ML ASPECT FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

For the three months ended March 31, 2010 and 2009

(unaudited in Units)

	Members’ Capital			Members’ Capital	Members’ Capital			Members’ Capital March
	December 31, 2008	Subscriptions	Redemptions	March 31, 2009	December 31, 2009	Subscriptions	Redemptions	31, 2010
Class A	18,704,606	505,533	(1,489,740)	17,720,399	15,485,685	316,574	(542,435)	15,259,824
Class C	68,270,745	1,530,350	(6,192,317)	63,608,778	58,603,514	950,994	(3,531,179)	56,023,329
Class D	6,915,976	—	—	6,915,976	6,256,747	—	—	6,256,747
Class I	8,961,247	177,868	(1,739,360)	7,399,755	5,483,592	379,014	(62,598)	5,800,008
Class DS	41,543,859	2,263,738	—	43,807,597	57,165,976	2,355,597	(402,935)	59,118,638
Class DT	50,625,248	—	(3,303,555)	47,321,693	40,718,962	—	(1,909,959)	38,809,003

Total Members’ Units	195,021,681	4,477,489	(12,724,972)	186,774,198	183,714,476	4,002,179	(6,449,106)	181,267,549

Class A	10,319	—	—	10,319	10,319	—	—	10,319
Class C	10,328	—	—	10,328	10,328	—	—	10,328

Total Sponsor’s Units	20,647	—	—	20,647	20,647	—	—	20,647

See notes to financial statements.

ML ASPECT FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

For the three months ended March 31, 2010 and 2009

(unaudited)

	Members’ Capital			Net Income	Members’ Capital	Members’ Capital			Net Income	Members’ Capital
	December 31, 2008	Subscriptions	Redemptions	(Loss)	March 31, 2009	December 31, 2009	Subscriptions	Redemptions	(Loss)	March 31, 2010
Class A	$29,790,712	$809,641	$(2,377,789)	$(669,749)	$27,552,815	$21,461,284	$430,906	$(754,021)	$692,487	$21,830,656
Class C	105,091,001	2,367,810	(9,483,487)	(2,625,533)	95,349,791	77,715,571	1,236,939	(4,674,972)	2,221,737	76,499,275
Class D	11,849,514	—	—	(239,215)	11,610,299	9,471,276	—	—	342,360	9,813,636
Class I	14,465,113	289,993	(2,814,481)	(267,637)	11,672,988	7,737,926	533,197	(87,758)	273,608	8,456,973
Class DS	70,902,871	3,885,451	—	(1,536,629)	73,251,693	86,166,473	3,534,243	(606,578)	3,236,684	92,330,822
Class DT	88,302,264	—	(5,782,848)	(1,534,001)	80,985,415	63,048,635	—	(2,924,699)	2,217,416	62,341,352

Total Members’ Interest	$320,401,475	$7,352,895	$(20,458,605)	$(6,872,764)	$300,423,000	$265,601,165	$5,735,285	$(9,048,028)	$8,984,292	$271,272,714

Class A	$16,435	$—	$—	$(392)	$16,043	$14,303	$—	$—	$459	$14,762
Class C	15,896	—	—	(418)	15,478	13,695	—	—	390	14,085

Total Sponsor’s Interest	$32,331	$—	$—	$(810)	$31,521	$27,998	$—	$—	$849	$28,847

Total Members’ Capital	$320,433,806	$7,352,895	$(20,458,605)	$(6,873,574)	$300,454,522	$265,629,163	$5,735,285	$(9,048,028)	$8,985,141	$271,301,561

See notes to financial statements.

ML ASPECT FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED MARCH 31, 2010 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class DS	Class DT

Per Unit Operating Performance:

Net asset value, beginning of period	$1.3859	$1.3261	$1.5138	$1.4111	$1.5073	$1.5484

Net realized and net change in unrealized trading profit (loss)	0.0584	0.0557	0.0640	0.0595	0.0637	0.0655
Brokerage commissions	(0.0007)	(0.0007)	(0.0008)	(0.0007)	(0.0008)	(0.0008)
Interest income	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)
Expenses	(0.0130)	(0.0156)	(0.0085)	(0.0118)	(0.0084)	(0.0067)

Net asset value, end of period	$1.4306	$1.3655	$1.5685	$1.4581	$1.5618	$1.6064

Total Return: (a)

Total return before Performance fees	3.23%	2.97%	3.61%	3.33%	3.61%	3.74%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Total return after Performance fees	3.23%	2.97%	3.61%	3.33%	3.61%	3.74%

Ratios to Average Members’ Capital:

Expenses (excluding Performance fees)	0.94%	1.19%	0.56%	0.84%	0.44%	0.56%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Expenses (including Performance fees)	0.94%	1.19%	0.56%	0.84%	0.44%	0.56%

Net investment income (loss)	-0.94%	-1.19%	-0.56%	-0.84%	-0.44%	-0.56%

(a) The total return calculations are based on compounded monthly returns and is calculated for each class taken as a whole.

An individual members’ return may vary from these returns based on timing of capital transactions.

See notes to financial statements.

ML ASPECT FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED MARCH 31, 2009 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class DS	Class DT

Per Unit Operating Performance:

Net asset value, beginning of period	$1.5927	$1.5393	$1.7134	$1.6142	$1.7067	$1.7442

Net realized and net change in unrealized trading profit (loss)	(0.0230)	(0.0221)	(0.0248)	(0.0233)	(0.0247)	(0.0253)
Brokerage commissions	(0.0005)	(0.0005)	(0.0005)	(0.0005)	(0.0005)	(0.0005)
Interest income	0.0001	0.0001	0.0001	0.0001	0.0001	0.0001
Expenses	(0.0147)	(0.0180)	(0.0092)	(0.0124)	(0.0097)	(0.0075)

Net asset value, end of period	$1.5546	$1.4988	$1.6790	$1.5781	$1.6719	$1.7110

Total Return: (a)

Total return before Performance fees	-2.39%	-2.63%	-2.02%	-2.29%	-2.02%	-1.90%
Performance fees	0.00%	0.00%	-0.01%	0.01%	-0.02%	0.00%
Total return after Performance fees	-2.39%	-2.63%	-2.03%	-2.28%	-2.04%	-1.90%

Ratios to Average Members’ Capital:

Expenses (excluding Performance fees)	0.91%	1.16%	0.54%	0.81%	0.54%	0.41%
Performance fees	-0.01%	-0.01%	0.00%	-0.02%	0.01%	-0.01%
Expenses (including Performance fees)	0.90%	1.15%	0.54%	0.79%	0.55%	0.40%

Net investment income (loss)	-0.90%	-1.15%	-0.54%	-0.79%	-0.54%	-0.40%

(a) The total return calculations are based on compounded monthly returns and is calculated for each class taken as a whole.

An individual members’ return may vary from these returns based on timing of capital transactions.

See notes to financial statements.

ML ASPECT FUTURESACCESS LLC

(a Delaware Limited Liability Company)

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ML Aspect FuturesAccess LLC (the “Fund”) was organized under the Delaware Limited Liability Company Act on May 17, 2004 and commenced trading activities on April 1, 2005. The Fund issues new units of limited liability company interest (“Units”) at Net Asset Value per Unit (see Item 2 for discussion of net asset value and net asset value per unit for subscriptions and redemptions purposes hereinafter referred to as Net Asset Value and Net Asset Value per Unit) as of the beginning of each calendar month. The Fund engages in the speculative trading of futures, options on futures and forward contracts on a wide range of commodities. Aspect Capital Limited (“Aspect” or the Trading Advisor) is the Trading Advisor of the Fund.

Merrill Lynch Alternative Investments LLC (“MLAI”) is the sponsor (“Sponsor”) and manager (“Manager”) of the Fund. MLAI is an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc. (“Merrill Lynch”).  Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”), a wholly-owned subsidiary of Merrill Lynch, is the Fund’s commodity broker. On September 15, 2008, Merrill Lynch (or the “Company”) entered into an Agreement and Plan of Merger (as amended by Amendment No. 1 dated as of October 21, 2008, the “Merger Agreement”) with Bank of America Corporation (“Bank of America”). Pursuant to the Merger Agreement, on January 1, 2009, a wholly-owned subsidiary of Bank of America (“Merger Sub”) merged with and into Merrill Lynch, with Merrill Lynch continuing as the surviving corporation and a subsidiary of Bank of America (the “Merger”).

In the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of the Fund as of March 31, 2010, and the results of its operations for the three months ended March 31, 2010 and 2009.  However, the operating results for the interim periods may not be indicative of the results for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted.  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Fund’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2009.

The Fund offers six Classes of Units:  Class A, Class C, Class D, DT, DS, and Class I.  Each Class of Units except for DT and DS was offered at $1.00 per Unit during the initial offering period and subsequently is offered at Net Asset Value per Unit (see Note 4).  Class DS commenced on April 2, 2007 and was offered at 1.1631 and Class DT commenced on June 1, 2007 and was offered at $1.2795.  The six Classes of Units are subject to different Sponsor fees.

Interests in the Fund are not insured or otherwise protected by the Federal Deposit Insurance Corporation or any other government authority.  Interests are not deposits or other obligations of, and are not guaranteed by, Bank of America or any of its affiliates or by any bank.  Interests are subject to investment risks, including the possible loss of the full amount invested.

Estimates

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

2.               CONDENSED SCHEDULES OF INVESTMENTS

The Fund’s investments, defined as Net unrealized profit (loss) on open contracts in the Statements of Financial Condition, as of March 31, 2010, and December 31, 2009 are as follows:

March 31, 2010

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts	Profit (Loss)	Members’ Capital	Contracts	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	558	$285,500	0.11%	(1,720)	$614,761	0.23%	$900,261	0.34%	April 2010 - July 2010
Currencies	4,631,154,483	(81,422)	-0.03%	(2,201,180,685)	322,876	0.12%	241,454	0.09%	March 2011
Energy	634	1,399,995	0.52%	(153)	404,840	0.15%	1,804,835	0.67%	April 2010 - May 2010
Interest rates	7,979	4,519,384	1.67%	(1,913)	402,362	0.15%	4,921,746	1.82%	June 2010 - September 2012
Metals	412	1,590,317	0.59%	(62)	(95,949)	-0.04%	1,494,368	0.55%	May 2010 - July 2010
Stock indices	2,364	1,854,304	0.68%	—	—	0.00%	1,854,304	0.68%	April 2010 - June 2010

Total		$9,568,078	3.54%		$1,648,890	0.61%	$11,216,968	4.15%

December 31, 2009

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts	Profit (Loss)	Members’ Capital	Contracts	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	1,523	$2,546,812	0.96%	(856)	$(68,607)	-0.03%	$2,478,205	0.93%	January 2010 - March 2010
Currencies	70,150,008	(354,360)	-0.13%	(177,950,000)	(600,291)	-0.23%	(954,651)	-0.36%	January 2010
Energy	380	738,906	0.27%	(46)	146,890	0.06%	885,796	0.33%	February 2010
Interest rates	10,072	(4,193,429)	-1.58%	(413)	82,065	0.03%	(4,111,364)	-1.55%	March 2010 - June 2010
Metals	940	(1,151,067)	-0.43%	(28)	(161,195)	-0.06%	(1,312,262)	-0.49%	February 2010 - April 2010
Stock indices	2,275	2,052,362	0.77%	(23)	(8,560)	0.00%	2,043,802	0.77%	January 2010 - March 2010

Total		$(360,776)	-0.14%		$(609,698)	-0.23%	$(970,474)	-0.37%

No individual contract’s unrealized gain or loss comprised greater than 5% of the Members’ Capital as of March 31, 2010 and December 31, 2009.

3.               FAIR VALUE OF INVESTMENTS

The Financial Accounting Standards Board (“FASB”) issued the Accounting Standards Codification (“ASC”) which provides authoritative guidance on fair value measurement. This guidance defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.

Fair value of an investment is the amount that would be received to sell the investment in an orderly transaction between market participants at the measurement date (i.e. the exit price). All investments (including derivative financial instruments and derivative commodity instruments) are held for trading purposes.  The investments are recorded on trade date and open contracts are recorded at fair value (described below) at the measurement date. Investments denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date.  Gains or losses are realized when contracts are liquidated.  Unrealized gains or losses on open contracts are included in Equity in commodity futures trading account.  Any change in net unrealized gain or loss from the preceding period is reported in the Statements of Operations.

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

Investments measured and reported at fair value are classified and disclosed in one of the following categories:

Level I — Quoted prices are available in active markets for identical investments as of the reporting date. The type of investments included in Level I are publicly traded investments. As required by the fair market value measurement guidance, the Fund does not adjust the quoted price for these investments even in situations where the Fund holds a large position and a sale could reasonably impact the quoted price.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the Fair Value Measurement. MLAI’s assessment of the significance of a particular input to the Fair Value Measurement in its entirety requires judgment, and considers factors specific to the investment.

Following is a description of the valuation methodologies used for investments, as well as the general classification of such investments pursuant to the valuation hierarchy.

Exchange traded investments are fair valued by the Fund by using the reported closing price on the primary exchange where it trades such investments.  These closing prices are observed through the clearing broker and third party pricing services. For non-exchange traded investments, quoted values and other data provided by nationally recognized independent pricing sources are used as inputs into its process for determining fair values.

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

The Fund’s net unrealized profit (loss) on open forward and futures contracts as of March 31, 2010 and December 31, 2009 are as follows:

March 31, 2010	Unrealized Long Positions	Unrealized Short Positions	Total
Futures	$9,649,500	$1,326,014	$10,975,514
Forwards	$(81,422)	$322,876	$241,454
Total	$9,568,078	$1,648,890	$11,216,968

December 31, 2009	Unrealized Long Positions	Unrealized Short Positions	Total
Futures	$(65,216)	$(9,408)	$(74,624)
Forwards	$(295,560)	$(600,290)	$(895,850)
Total	$(360,776)	$(609,698)	$(970,474)

The Fund’s volume of trading forward and futures as of the quarter and year ended March 31, 2010 and December 31, 2009, respectively are representative of the activity throughout these periods.

The following table summarizes the valuation of the Fund’s investments by the above fair value hierarchy levels as of March 31, 2010 and December 31, 2009:

Net unrealized
profit (loss)
on open contracts	Total	Level I	Level II	Level III

March 31, 2010	$11,216,968	$9,722,679	$1,494,289	$—
December 31, 2009	$(970,474)	$(1,107,360)	$136,886	$—

There were no significant transfers to or from Level I or II during the quarter ended March 31, 2010.

The Fund engages in the speculative trading of futures, options on futures and forward contracts on a wide range of commodities. Such contracts meet the definition of a derivative as noted in the guidance for derivatives and hedging activities. The fair value amounts of and the gains and losses on derivative instruments is disclosed in the Statements of Financial Condition and Statements of Operations, respectively. There are no credit related contingent features embedded in these derivative contracts.

The following table indicates the trading gains and losses, by commodity industry sector, on derivative instruments for the three month periods ended March 31, 2010 and 2009:

	For the three months ended	For the three months ended
	March 31, 2010	March 31, 2009
Commodity Industry	Gain (loss)	Gain (loss)
Sector	from trading	from trading

Agriculture	$(2,892,951)	$(1,205,296)
Currencies	3,535,978	(3,067,135)
Energy	69,523	2,564,839
Interest rates	14,009,578	(109,664)
Metals	(2,127,674)	(1,074,936)
Stock indices	(1,473,244)	(1,502,293)

Total	$11,121,210	$(4,394,485)

The Fund is subject to the risk of insolvency of a counterparty, an exchange, a clearinghouse or MLPF&S.  Fund assets could be lost or impounded during lengthy bankruptcy proceedings.  Were a substantial portion of the Fund’s capital tied up in a bankruptcy or other similar types of proceedings, MLAI might suspend or limit trading, perhaps causing the Fund to miss significant profit opportunities.  There are increased risks in dealing with unregulated trading counterparties including the risk that assets may not benefit from the protection afforded to “customer funds” deposited with regulated dealers and brokers.

4.               NET ASSET VALUE PER UNIT

The Net Asset Value per Unit of the different Classes at March 31, 2010 and December 31, 2009 are as follows:

March 31, 2010

Net Asset Value per Unit
Class A	$1.4306
Class C	1.3655
Class D	1.5685
Class I	1.4581
Class DS	1.5618
Class DT	1.6064

December 31, 2009

Net Asset Value per Unit
Class A	$1.3859
Class C	1.3261
Class D	1.5138
Class I	1.4111
Class DS	1.5073
Class DT	1.5484

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

The credit risk associated with these instruments from counterparty nonperformance is the net unrealized profit on open contracts, if any, included in the Statements of Financial Condition. The Fund attempts to mitigate this risk by dealing exclusively with Merrill Lynch entities as clearing brokers.

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

Indemnifications

In the normal course of business, the Fund has entered, or may in the future enter into agreements that obligate the Fund to indemnify third parties, including affiliates of the Fund, for breach of certain representations and warranties made by the Fund. No claims have actually been made with respect to such indemnities and any quantification would involve hypothetical claims that have not been made. Based on the Fund’s experience, MLAI expected the risk of loss to be remote and, therefore, no provision has been recorded.

6.               RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued an update to the fair value measurements disclosure. Pursuant to this update, additional disclosures in the financial statements relating to transfers in and out of Levels 1 and 2 fair value measurements and separate disclosure of purchases, sales, issuances, and settlements in Level 3 roll forward, will be required. In addition, this update provides clarifications on i) the level of aggregation of classes of assets and liabilities disclosed in the fair value measurement disclosures and ii) disclosures relating to the inputs and valuation techniques for Level 2 and Level 3 fair value measurements. The new disclosures and clarifications of existing disclosures are effective for annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the Level 3 roll forward which are effective for fiscal years beginning after December 15, 2010. This update further enhances the fair value disclosures and the Sponsor has determined that the adoption of this update on January 1, 2010 did not have a material impact to the Fund’s financial statements.

7.               SUBSEQUENT EVENTS

Management has evaluated the impact of subsequent events on the Fund and has determined that there were no subsequent events that require adjustments to, or disclosure in, the financial statements.

Item 2.            Management’s Discussion and Analysis of Financial Condition and Results of Operations

MONTH-END NET ASSET VALUE PER UNIT

MLAI believes that the Net Asset Value used to calculate subscription and redemption value and to report performance to investors throughout the year is a useful valuable performance measure for the investors of the Fund.  Therefore, the charts below referencing Net Asset Value and performance measurements are based on Net Asset Value for financial reporting purposes as discussed in Note 4 to the financial statements.

The Fund calculates the Net Asset Value per unit of each class of units as of the close of business on the last business day of each calendar month and such other dates as MLAI may determine in its discretion. The Fund’s “Net Asset Value” as of any calculation date will generally equal the value of the Fund’s account under the management of its trading advisor as of such date, plus any other assets held by the Fund, minus accrued brokerage commissions, sponsor’s, management and performance fees, organizational expense amortization and any operating costs and other liabilities of the Fund.  MLAI is authorized to make all net asset value determinations.

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS A

	Jan.	Feb.	Mar.
2009	$1.5995	$1.6080	$1.5546
2010	$1.3476	$1.3807	$1.4306

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS C

	Jan.	Feb.	Mar.
2009	$1.5447	$1.5516	$1.4988
2010	$1.2884	$1.3190	$1.3655

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS D

	Jan.	Feb.	Mar.
2009	$1.7234	$1.7347	$1.6790
2010	$1.4738	$1.5119	$1.5685

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS I

	Jan.	Feb.	Mar.
2009	$1.6225	$1.6316	$1.5781
2010	$1.3725	$1.4068	$1.4581

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DS

	Jan.	Feb.	Mar.
2009	$1.7162	$1.7274	$1.6719
2010	$1.4675	$1.5054	$1.5618

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DT

	Jan.	Feb.	Mar.
2009	$1.7551	$1.7679	$1.7110
2010	$1.5081	$1.5478	$1.6064

Liquidity and Capital Resources

The Fund does not engage in the sale of goods or services.  The Fund’s assets are its (i) equity in its trading account, consisting of cash and cash equivalents and (ii) interest receivable.    Because of the low margin deposits normally required in commodity futures trading relatively small price movements may result in substantial losses to the Fund.  While substantial losses could lead to a material decrease in liquidity, no such material losses occurred during the first quarter of 2010 and there was no impact on the Fund’s liquidity.

The Fund’s capital consists of the capital contributions of the members as increased or decreased by gains or losses on trading, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31, 2010, Fund capital increased 2.09% from $265,629,162 to $271,301,561.  This increase was attributable to the net gain from operations of $8,985,141, coupled with the redemption of 6,449,106 Redeemable Units resulting in an outflow of $9,048,028.  The cash outflow was offset with cash inflow of $5,735,285 due to subscription of 4,002,179 units.  Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent months.

Critical Accounting Policies

Statement of Cash Flows

The Fund is not required to provide a Statement of Cash Flows.

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

Cash and Cash Equivalents

The Fund considers all highly liquid investments, with a maturity of three months or less when acquired, to be cash equivalents. Cash equivalents were recorded at amortized cost which approximated fair value (Level II see Note 3).  Cash was held at a nationally recognized financial institution.

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  For more information on our treatment of fair value, see Note 3, Fair Value of Investments.

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

Interest Rates and Income

The Fund currently earns interest based on the prevailing Fed Funds rate plus a spread for short cash positions and minus a spread for long cash positions. The current short term interest rates have remained extremely low when compared with historical rates and thus has contributed negligible amounts to overall Fund performance.

Income Taxes

No provision for income taxes has been made in the accompanying financial statements as each Member is individually responsible for reporting income or loss based on such Member’s share of the Fund’s income and expenses as reported for income tax purposes.

The Fund follows the ASC guidance on accounting for uncertainty in income taxes.  This guidance provides how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements.  This guidance also requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Fund’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority.  Tax positions with respect to tax at the Fund level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year.  MLAI has analyzed the Fund’s tax positions and has concluded that no provision for income tax is required in the Fund’s financial statements.  The following are the major tax jurisdictions for the Fund and the earliest tax year subject to examination: United States — 2007.

Results of Operations

January 1, 2010 to March 31, 2010

The Fund experienced a net trading profit of $11,121,210 before brokerage commissions and related fees in the first quarter of 2010. Profits were primarily attributable to interest rates and currency sectors posting profits and energy, stock indices, metals and agriculture sectors posted losses.

The interest rate sector posted profits to the Fund. Profits were posted to the Fund at the beginning of the quarter. Long positions in fixed income markets benefited from the move toward risk aversion due to United Kingdom data and comments by the Bank of England and the European Central Bank. The prevailing macroeconomic sentiment oscillated between risk aversion and inflationary concerns with the former being marginally dominant in February. As a result, profits were posted to the Fund in the middle of the quarter from the long positions in both short-term interest rate futures contracts and some bond markets. Data releases pointing to economic recovery drove the prices of risky assets higher in March despite some continued concerns about European sovereign debt mid-month.  Consequently, global stock markets rallied and bond markets sold off with the Japanese Government Bonds being the worst performer for the sector. European interest rate markets were buoyed by concerns over Greece and poor economic data out of the United Kingdom resulted in losses being posted to the Fund at the end of the quarter.

The currency sector posted profits to the Fund. Losses were posted to the Fund at the beginning of the quarter due to the net short exposure to the strengthening of the U.S. dollar. The weakness of the euro and the British pound provided opportunity for profits posted to the Fund in the middle of the quarter. In currencies, emerging market and commodity currencies strengthened against the U.S. dollar to the benefit of the Program’s positioning, resulting in profits being posted to the Fund.

The energy sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the quarter. Poorer growth outlook resulted in many commodities markets selling off. This was particularly detrimental to the Program’s long positioning in the oil complex. Oil prices faced additional downward pressure due to an increase in inventories and milder weather in the United States. Profits were posted to the Fund in the middle of the quarter due to long positions in energy contracts benefiting from the further upward move in prices. Commodity markets generally follow the direction of stock markets and finished the month of March higher. In energies, long positions in the oil complex resulted in positive performance, but the Fund also profited on the short side from the decline in the natural gas price following milder weather in the United States and a build-up in inventories. The quarter ended with profits being posted to the Fund.

The stock indices posted losses to the Fund. After positive performance in the first two weeks of the year, a reversal in investor risk appetite resulted in a loss for the calendar month. The change in sentiment was driven, in part, by disappointing earnings announcements and fears over potential monetary tightening in China as the People’s Bank of China increased banks’ reserve requirements and introduced measures aimed at curbing lending. As a result the Program’s long positions in stock indices resulted in losses being posted to the Fund at the beginning of the quarter. The prevailing macroeconomic sentiment oscillated between risk aversion and inflationary concerns with the former being marginally dominant. As a result profits were posted to the Fund in the middle of the quarter from long positions in stock indices. Data releases pointing to economic recovery drove the prices of risky assets higher in March despite some continued concerns about European sovereign debt. Consequently, global stock markets rallied, producing profits for the Fund at the end of the quarter.

The metals sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the quarter. Poorer growth outlook resulted in many commodities markets selling off. This was particularly detrimental to the Program’s long positions in industrial metals. The month of February was, to a large degree, dominated by news flow relating to the debt crisis within the Euro zone. The prevailing macroeconomic sentiment oscillated between risk aversion and inflationary concerns with the former being marginally dominant. As a result, the Fund posted profits in the middle of the quarter from long positions in the metals sectors. Profits were seen in industrial metals in March, especially Nickel which reached a twenty two month high. The quarter ended with profits being posted to the Fund.

The agriculture sector posted losses to the Fund. Profits were posted to the Fund at the beginning of the quarter. Gains on long exposure to sugar markets, whose price rallied due to supply concerns, more than offset losses on long positions in the soy complex and cotton. Losses were posted to the Fund in the middle of the quarter. The longer term bull market in sugar reversed sharply from multi year highs as output in both Brazil and India rose. Positive performance on short positions in corn and wheat was more than offset by losses in sugar and coffee.  The sugar losses were incurred when prices fell to an eleven week low as the supply outlook improved.  The quarter ended with losses being posted to the Fund.

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

The Fund has no applicable off-balance sheet arrangements or tabular disclosure of contractual obligations of the type described in Items 303(a)(4) and 303(a)(5) of Regulation S-K.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Fund’s open positions by market category for the fiscal period. For the three months ended March 31, 2010 and 2009, the Fund’s average Month-end Net Asset Value for all other purposes was approximately $264,580,021 and $311,894,964, respectively.

March 31, 2010

	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Agriculture	$1,796,771	0.68%	$2,020,561	$1,461,493
Currencies	481,902	0.18%	541,923	391,979
Energy	3,602,152	1.36%	4,050,804	2,929,990
Interest Rates	9,820,553	3.71%	11,043,714	7,988,036
Metals	2,982,510	1.13%	3,353,985	2,425,973
Stock Indices	3,703,313	1.40%	4,164,565	3,012,274

Total	$22,387,201	8.46%	$25,175,552	$18,209,745

March 31, 2009

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural	$236,617	0.08%	$709,852	$153,422
Currencies	568,406	0.18%	1,705,219	313,886
Energy	115,563	0.04%	346,689	79,894
Interest Rates	19,092,231	6.12%	57,276,693	15,102,568
Metals	154,890	0.05%	464,669	129,426
Stock Indices	158,286	0.05%	474,858	143,893

TOTAL	$20,325,993	6.52%	$60,977,980	$15,923,089

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

The following were the primary trading risk exposures of the Fund as of March 31, 2010, by market sector.

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

Agricultural Commodities

The Fund’s primary agricultural commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Grains, cocoa and livestock accounted for the substantial bulk of the Fund’s agricultural commodities exposure as of March 31, 2010.

Energy

The Fund’s primary energy market exposure is to natural gas and crude oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Fund as of March 31, 2010.

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

Item 4T. Controls and Procedures

MLAI, the Sponsor of ML Aspect FuturesAccess LLC, with the participation of the Sponsor’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Fund as of the end of the period of this quarterly report and based on this evaluation, has concluded that these disclosure controls and procedures are effective.  No change in internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended March 31, 2010  that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.            Legal Proceedings

None.

Item 1A.  Risk Factors

There are no material changes from risk factors as previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission on March 31, 2010.

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

(a)   Issuance to accredited investors pursuant to Regulation D and Section 4(6) under the Securities Act.  The selling agent of the following Class of Units was MLPF&S.

CLASS A

	Subscription
	Amount	Units	NAV (1)
Jan-10	$99,447	71,756	1.3859
Feb-10	267,112	198,213	1.3476
Mar-10	64,347	46,605	1.3807
Apr-10	48,748	34,075	1.4306

CLASS C

	Subscription
	Amount	Units	NAV (1)
Jan-10	$205,992	155,337	1.3261
Feb-10	779,995	605,398	1.2884
Mar-10	250,952	190,259	1.3190
Apr-10	625,232	457,878	1.3655

CLASS D

	Subscription
	Amount	Units	NAV (1)
Jan-10	$—	—	1.5138
Feb-10	—	—	1.4738
Mar-10	—	—	1.5119
Apr-10	—	—	1.5685

CLASS I

	Subscription
	Amount	Units	NAV (1)
Jan-10	$—	—	1.4111
Feb-10	—	—	1.3725
Mar-10	533,197	379,014	1.4068
Apr-10	19,999	13,716	1.4581

CLASS DS

	Subscription
	Amount	Units	NAV (1)
Jan-10	$2,931,444	1,944,831	1.5073
Feb-10	602,799	410,766	1.4675
Mar-10	—	—	1.5054
Apr-10	1,368,166	876,019	1.5618

CLASS DT

	Subscription
	Amount	Units	NAV (1)
Jan-10	$—	—	1.5484
Feb-10	—	—	1.5081
Mar-10	—	—	1.5478
Apr-10	—	—	1.6064

(1) Beginning of the month Net Asset Value

(b) None.

(c) None.

Item 3.            Defaults Upon Senior Securities

None.

Item 4.            (Removed and Reserved)

Item 5.            Other Information

None.

Item 6.            Exhibits

The following exhibits are filed herewith to this Quarterly Report on Form 10-Q:

31.01 and
31.02	Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01
and 31.02:	Are filed herewith.

32.01 and
32.02	Section 1350 Certifications

Exhibit 32.01
and 32.02	Are filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ML ASPECT FUTURESACCESS LLC
.

	By:	MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(Manager)

Date: May 14, 2010	By:	/s/ JUSTIN C. FERRI
Justin C. Ferri
Chief Executive Officer, President and Manager
(Principal Executive Officer)

Date: May 14, 2010

	By:	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial and Accounting Officer)