Form 10-Q
period 2010-06-30
ML Aspect FuturesAccess LLC
filed 2010-08-13
CIK 1309132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Four World Financial Center, 10TH Floor

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

As of June 30, 2010, 177,402,447 units of limited liability company interest were outstanding.

ML ASPECT FUTURESACCESS LLC

QUARTERLY REPORT FOR JUNE 30, 2010 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

ML ASPECT FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	June 30,	December 31,
	2010	2009
ASSETS:
Equity in commodity futures trading accounts:
Cash (including restricted cash of $19,382,738 for 2010 and $30,538,024 for 2009)	$261,325,974	$269,793,907
Net unrealized profit on open futures contracts	10,811,044	3,670,863
Net unrealized profit on open forwards contracts	—	1,010,082
Cash and cash equivalents	550,123	1,397,466
Other assets	98	—

TOTAL ASSETS	$272,687,239	$275,872,318

LIABILITIES AND MEMBERS’ CAPITAL:
LIABILITIES:
Brokerage commissions payable	$30,411	$84,821
Sponsor and Advisory fees payable	617,412	1,940,265
Redemptions payable	3,961,222	2,307,660
Net unrealized loss on open futures contracts	629,112	3,745,486
Net unrealized loss on open forwards contracts	3,175,959	1,905,933
Other liabilities	232,262	258,991

Total liabilities	8,646,378	10,243,156

MEMBERS’ CAPITAL:
Sponsor’s Interest (20,647 Units and 20,647 Units)	28,631	27,998
Members’ Interest (177,381,800 Units and 183,714,476 Units)	264,012,230	265,601,165
Total members’ capital	264,040,861	265,629,162

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$272,687,239	$275,872,318

NET ASSET VALUE PER UNIT:
(Based on 177,402,447 and 183,735,123 Units outstanding; unlimited Units authorized)

Class A	$1.4216	$1.3859
Class C	$1.3535	$1.3261
Class D	$1.5645	$1.5138
Class I	$1.4504	$1.4111
Class DS	$1.5578	$1.5073
Class DT	$1.6043	$1.5484

See notes to financial statements.

ML ASPECT FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
TRADING PROFIT (LOSS):

Realized, net	$5,263,052	$(38,114,632)	$4,196,820	$(27,382,698)
Change in unrealized, net	(4,210,995)	989,899	7,976,447	(14,136,520)
Brokerage commissions	(177,887)	(294,488)	(311,095)	(390,187)

Total trading profit (loss)	874,170	(37,419,221)	11,862,172	(41,909,405)

INVESTMENT INCOME:
Interest	188	(1,657)	(2,487)	22,515

EXPENSES:
Management fee	1,280,635	1,321,711	2,542,583	2,799,033
Sponsor fee	585,809	669,681	1,170,260	1,455,945
Performance fee	—	—	—	17,428
Other	129,508	245,575	283,295	372,123
Total expenses	1,995,952	2,236,967	3,996,138	4,644,529

NET INVESTMENT INCOME (LOSS)	(1,995,764)	(2,238,624)	(3,998,625)	(4,622,014)

NET INCOME (LOSS)	$(1,121,594)	$(39,657,845)	$7,863,547	$(46,531,419)

NET INCOME (LOSS) PER UNIT:

Weighted average number of Units outstanding
Class A	15,191,296	17,101,968	15,372,132	17,691,199
Class C	56,473,547	63,210,412	57,289,897	65,052,999
Class D	6,256,747	6,915,976	6,256,747	6,915,976
Class I	5,648,962	6,716,131	5,617,530	7,354,252
Class DS	59,722,201	47,694,962	59,486,270	45,380,941
Class DT	37,629,944	47,319,662	38,710,995	48,364,675

Net income (loss) per weighted average Unit
Class A	$(0.0088)	$(0.2035)	$0.0364	$(0.2347)
Class C	$(0.0118)	$(0.1997)	$0.0271	$(0.2345)
Class D	$(0.0040)	$(0.2158)	$0.0507	$(0.2505)
Class I	$(0.0065)	$(0.1994)	$0.0422	$(0.2186)
Class DS	$(0.0035)	$(0.2180)	$0.0509	$(0.2630)
Class DT	$(0.0013)	$(0.2174)	$0.0560	$(0.2445)

See notes to financial statements.

ML ASPECT FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

For the six months ended June 30, 2010 and 2009

(unaudited)(in Units)

	Members’ Capital December 31, 2008	Subscriptions	Redemptions	Members’ Capital June 30, 2009	Members’ Capital December 31, 2009	Subscriptions	Redemptions	Members’ Capital June 30, 2010

Class A	18,704,606	874,918	(3,171,455)	16,408,069	15,485,685	672,744	(2,023,246)	14,135,183
Class C	68,270,745	3,467,178	(10,756,248)	60,981,675	58,603,514	2,304,564	(4,633,140)	56,274,938
Class D	6,915,976	—	—	6,915,976	6,256,747	—	—	6,256,747
Class I	8,961,247	264,096	(3,227,468)	5,997,875	5,483,592	479,449	(400,469)	5,562,572
Class DS	41,543,859	8,071,715	—	49,615,574	57,165,976	3,762,823	(1,633,500)	59,295,299
Class DT	50,625,248	314,606	(3,938,861)	47,000,993	40,718,962	—	(4,861,901)	35,857,061

Total Members’ Units	195,021,681	12,992,513	(21,094,032)	186,920,162	183,714,476	7,219,580	(13,552,256)	177,381,800

Class A	10,319	—	—	10,319	10,319	—	—	10,319
Class C	10,328	—	—	10,328	10,328	—	—	10,328

Total Sponsor’s Units	20,647	—	—	20,647	20,647	—	—	20,647

See notes to financial statements.

ML ASPECT FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

For the six months ended June 30, 2010 and 2009

(unaudited)

	Members’ Capital December 31, 2008	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital June 30, 2009	Members’ Capital December 31, 2009	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital June 30, 2010

Class A	$29,790,712	$1,369,266	$(4,861,502)	$(4,152,116)	$22,146,360	$21,461,284	$944,105	$(2,869,923)	$558,960	$20,094,426
Class C	105,091,001	5,202,772	(15,876,873)	(15,261,731)	79,155,169	77,715,571	3,079,770	(6,180,778)	1,553,506	76,168,069
Class D	11,849,514	—	—	(1,729,679)	10,119,834	9,471,276	—	—	317,236	9,788,512
Class I	14,465,113	420,990	(5,057,588)	(1,602,164)	8,226,351	7,737,926	678,193	(585,143)	236,789	8,067,765
Class DS	70,902,871	13,330,189	—	(11,942,770)	72,290,290	86,166,473	5,721,956	(2,546,074)	3,027,247	92,369,602
Class DT	88,302,264	522,026	(6,814,903)	(11,837,962)	70,171,425	63,048,635	—	(7,693,955)	2,169,176	57,523,856

Total Members’ Interest	$320,401,475	$20,845,243	$(32,610,866)	$(46,526,422)	$262,109,429	$265,601,165	$10,424,024	$(19,875,873)	$7,862,914	$264,012,230

Class A	$16,435	$—	$—	$(2,506)	$13,929	$14,303	$—	$—	$362	$14,665
Class C	15,896	—	—	(2,491)	13,405	13,695	—	—	271	13,966

Total Sponsor’s Interest	$32,331	$—	$—	$(4,997)	$27,334	$27,998	$—	$—	$633	$28,631

Total Members’ Capital	$320,433,806	$20,845,243	$(32,610,866)	$(46,531,419)	$262,136,763	$265,629,163	$10,424,024	$(19,875,873)	$7,863,547	$264,040,861

See notes to financial statements.

ML ASPECT FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED JUNE 30, 2010 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class DS	Class DT
Per Unit Operating Performance:

Net asset value, beginning of period	$1.4306	$1.3655	$1.5685	$1.4581	$1.5618	$1.6064

Net realized and net change in unrealized trading profit (loss)	0.0051	0.0049	0.0056	0.0052	0.0056	0.0058
Brokerage commissions	(0.0009)	(0.0009)	(0.0010)	(0.0010)	(0.0010)	(0.0011)
Interest income	0.0000	0.0000	0.0000	0.0000	0.0000	0.0000
Expenses	(0.0132)	(0.0160)	(0.0086)	(0.0119)	(0.0086)	(0.0068)

Net asset value, end of period	$1.4216	$1.3535	$1.5645	$1.4504	$1.5578	$1.6043

Total Return: (a)

Total return before Performance fees	-0.63%	-0.88%	-0.26%	-0.53%	-0.26%	-0.13%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Total return after Performance fees	-0.63%	-0.88%	-0.26%	-0.53%	-0.26%	-0.13%

Ratios to Average Members’ Capital:

Expenses (excluding Performance fees)	0.92%	1.17%	0.55%	0.82%	0.42%	0.55%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Expenses (including Performance fees)	0.92%	1.17%	0.55%	0.82%	0.42%	0.55%

Net investment income (loss)	-0.92%	-1.17%	-0.55%	-0.82%	-0.42%	-0.55%

(a) The total return calculations are based on compounded monthly returns and is calculated for each class taken as a whole. An individual members’ return may vary from these returns based on timing of capital transactions.

See notes to financial statements.

ML ASPECT FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE SIX MONTHS ENDED JUNE 30, 2010 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class DS	Class DT
Per Unit Operating Performance:

Net asset value, beginning of period	$1.3859	$1.3261	$1.5138	$1.4111	$1.5073	$1.5484

Net realized and net change in unrealized trading profit (loss)	0.0635	0.0607	0.0696	0.0647	0.0693	0.0713
Brokerage commissions	(0.0016)	(0.0016)	(0.0018)	(0.0017)	(0.0018)	(0.0018)
Interest income	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)
Expenses	(0.0262)	(0.0317)	(0.0171)	(0.0237)	(0.0170)	(0.0136)

Net asset value, end of period	$1.4216	$1.3535	$1.5645	$1.4504	$1.5578	$1.6043

Total Return: (a)

Total return before Performance fees	2.58%	2.06%	3.35%	2.78%	3.35%	3.61%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Total return after Performance fees	2.58%	2.06%	3.35%	2.78%	3.35%	3.61%

Ratios to Average Members’ Capital:

Expenses (excluding Performance fees)	1.86%	2.37%	1.11%	1.66%	1.11%	0.86%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Expenses (including Performance fees)	1.86%	2.37%	1.11%	1.66%	1.11%	0.86%

Net investment income (loss)	-1.86%	-2.37%	-1.11%	-1.66%	-1.11%	-0.86%

(a) The total return calculations are based on compounded monthly returns and is calculated for each class taken as a whole. An individual members’ return may vary from these returns based on timing of capital transactions.

See notes to financial statements.

ML ASPECT FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED JUNE 30, 2009 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class DS *	Class DT **
Per Unit Operating Performance:

Net asset value, beginning of period	$1.5546	$1.4988	$1.6790	$1.5781	$1.6719	$1.7110

Realized and change in unrealized trading profit (loss)	(0.1897)	(0.1826)	(0.2051)	(0.1926)	(0.2043)	(0.2092)
Brokerage commissions	(0.0015)	(0.0014)	(0.0016)	(0.0015)	(0.0016)	(0.0017)
Interest income	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)
Expenses	(0.0137)	(0.0168)	(0.0090)	(0.0125)	(0.0090)	(0.0071)

Net asset value, end of period	$1.3497	$1.2980	$1.4633	$1.3715	$1.4570	$1.4930

Total Return: (a)

Total return before Performance fees	-13.18%	-13.40%	0.00%	-13.09%	-12.74%	-12.85%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Total return after Performance fees	-13.18%	-13.40%	0.00%	-13.09%	-12.74%	-12.85%

Ratios to Average Members’ Capital:

Expenses (excluding Performance fees)	0.93%	1.17%	0.00%	0.83%	0.56%	0.44%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Expenses (including Performance fees)	0.93%	1.17%	0.00%	0.83%	0.56%	0.44%

Net investment income (loss)	-0.93%	-1.17%	0.00%	-0.83%	-0.56%	-0.44%

*Class DS and was previously known as Class D-SM.

**Class DT was previously known as Class D-TF.

(a) The total return calculations are based on compounded monthly returns and is calculated for each class taken as a whole. An individual members’ return may vary from these returns based on timing of capital transactions.

See notes to financial statements.

ML ASPECT FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE SIX MONTHS ENDED JUNE 30, 2009 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class DS *	Class DT **
Per Unit Operating Performance:

Net asset value, beginning of period	$1.5927	$1.5393	$1.7134	$1.6142	$1.7067	$1.7442

Realized and change in unrealized trading profit (loss)	(0.2126)	(0.2048)	(0.2300)	(0.2159)	(0.2290)	(0.2345)
Brokerage commissions	(0.0020)	(0.0019)	(0.0021)	(0.0020)	(0.0021)	(0.0022)
Interest income	0.0001	0.0001	0.0001	0.0001	0.0001	0.0001
Expenses	(0.0285)	(0.0347)	(0.0181)	(0.0249)	(0.0187)	(0.0146)

Net asset value, end of period	$1.3497	$1.2980	$1.4633	$1.3715	$1.4570	$1.4930

Total Return: (a)

Total return before Performance fees	-15.26%	-15.68%	-14.62%	-15.09%	-14.62%	-14.40%
Performance fees	0.00%	0.00%	-0.01%	0.01%	-0.02%	0.00%
Total return after Performance fees	-15.26%	-15.68%	-14.63%	-15.08%	-14.64%	-14.40%

Ratios to Average Members’ Capital:

Expenses (excluding Performance fees)	1.85%	2.34%	1.11%	1.65%	1.11%	0.86%
Performance fees	-0.01%	-0.01%	0.00%	-0.02%	0.01%	-0.01%
Expenses (including Performance fees)	1.84%	2.33%	1.11%	1.63%	1.12%	0.85%

Net investment income (loss)	-1.84%	-2.33%	-1.10%	-1.62%	-1.11%	-0.85%

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

(a Delaware Limited Liability Company)

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1.               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ML Aspect FuturesAccess LLC (the “Fund”), a Merrill Lynch FuturesAccess Program (the “Program”) fund, was organized under the Delaware Limited Liability Company Act on May 17, 2004 and commenced trading activities on April 1, 2005. The Fund issues new units of limited liability company interest (“Units”) at Net Asset Value per Unit (see Item 2 for discussion of net asset value and net asset value per unit for subscriptions and redemptions purposes hereinafter referred to as Net Asset Value and Net Asset Value per Unit) as of the beginning of each calendar month. The Fund engages in the speculative trading of futures, options on futures and forward contracts on a wide range of commodities. Aspect Capital Limited (“Aspect” or “trading advisor”) is the trading advisor of the Fund.

Merrill Lynch Alternative Investments LLC (“MLAI” or the “Sponsor”) is the Sponsor of the Fund. MLAI is an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc. (“Merrill Lynch”). Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”), a wholly-owned subsidiary of Merrill Lynch, is the Fund’s commodity broker. On September 15, 2008, Merrill Lynch entered into an Agreement and Plan of Merger (as amended by Amendment No. 1 dated as of October 21, 2008, the “Merger Agreement”) with Bank of America Corporation (“Bank of America”). Pursuant to the Merger Agreement, on January 1, 2009, a wholly-owned subsidiary of Bank of America merged with and into Merrill Lynch, with Merrill Lynch continuing as the surviving corporation and a subsidiary of Bank of America.

The Program is a group of commodity pools sponsored by MLAI (each pool is a “Program Fund” or collectively, “Program Funds”) each of which places substantially all of its assets in a managed futures or forward trading account managed by a single or multiple commodity trading advisors. Each Program Fund is generally similar in terms of fees, Classes of Units and redemption rights. Each of the Program Funds implements a different trading strategy.

The Fund offers six Classes of Units: Class A, Class C, Class D, DT, DS, and Class I. Each Class of Units except for DT and DS was offered at $1.00 per Unit during the initial offering period and subsequently is offered at Net Asset Value per Unit. Class DS commenced on April 2, 2007 and was offered at 1.1631 and Class DT commenced on June 1, 2007 and was offered at $1.2795. The six Classes of Units are subject to different Sponsor fees.

Interests in the Fund are not insured or otherwise protected by the Federal Deposit Insurance Corporation or any other government authority. Interests are not deposits or other obligations of, and are not guaranteed by, Bank of America Corporation or any of its affiliates or by any bank. Interests are subject to investment risks, including the possible loss of the full amount invested.

In the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of the Fund as of June 30, 2010, and the results of its operations for the three and six months ended June 30, 2010 and 2009. However, the operating results for the interim periods may not be indicative of the results for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Fund’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2009. Certain prior year items have been reclassified to conform to the current year presentation.

Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.               CONDENSED SCHEDULES OF INVESTMENTS

The Fund’s investments, defined as Net unrealized profit (loss) on open contracts in the Statements of Financial Condition, as of June 30, 2010, and December 31, 2009 are as follows:

June 30, 2010

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts	Profit (Loss)	Members’ Capital	Contracts	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	495	$78,669	0.03%	(931)	$(25,377)	-0.01%	$53,292	0.02%	August 2010 - December 2010
Currencies	1,565,962,593	(689,696)	-0.26%	(1,204,419,782)	(2,484,838)	-0.94%	(3,174,534)	-1.20%	September 2010
Energy	—	—	0.00%	(365)	989,842	0.37%	989,842	0.37%	July 2010
Interest rates	10,086	8,561,699	3.24%	(278)	(77,620)	-0.03%	8,484,079	3.21%	September 2010 - December 2012
Metals	164	375,312	0.14%	(220)	(289,307)	-0.11%	86,005	0.03%	August 2010 - October 2010
Stock indices	382	(380,574)	-0.14%	(402)	947,863	0.36%	567,289	0.21%	July 2010 - September 2010

Total		$7,945,410	3.01%		$(939,437)	-0.36%	$7,005,973	2.65%

December 31, 2009

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts	Profit (Loss)	Members’ Capital	Contracts	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	1,523	$2,546,812	0.96%	(856)	$(68,607)	-0.03%	$2,478,205	0.93%	January 2010 - March 2010
Currencies	70,150,008	(354,360)	-0.13%	(177,950,000)	(600,291)	-0.23%	(954,651)	-0.36%	January 2010
Energy	380	738,906	0.27%	(46)	146,890	0.06%	885,796	0.33%	February 2010
Interest rates	10,072	(4,193,429)	-1.58%	(413)	82,065	0.03%	(4,111,364)	-1.55%	March 2010 - June 2010
Metals	940	(1,151,067)	-0.43%	(28)	(161,195)	-0.06%	(1,312,262)	-0.49%	February 2010 - April 2010
Stock indices	2,275	2,052,362	0.77%	(23)	(8,560)	0.00%	2,043,802	0.77%	January 2010 - March 2010

Total		$(360,776)	-0.14%		$(609,698)	-0.23%	$(970,474)	-0.37%

No individual contract’s unrealized gain or loss comprised greater than 5% of the Members’ Capital as of June 30, 2010 and December 31, 2009.

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

The Fund’s net unrealized profit (loss) on open forward and futures contracts by the above fair value hierarchy levels as of June 30, 2010 and December 31, 2009 are as follows:

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Futures
Long	$8,636,531	8,644,529	(7,998)	—
Short	$1,545,401	1,848,613	(303,212)	—
	$10,181,932	$10,493,142	$(311,210)	$—

Forwards
Long	$(691,121)	—	(691,121)	—
Short	$(2,484,838)	—	(2,484,838)	—
	$(3,175,959)	$—	$(3,175,959)	$—

June 30, 2010	$7,005,973	$10,493,142	$(3,487,169)	$—

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Futures
Long	$(65,216)	(94,122)	28,906	—
Short	$(9,408)	(9,408)		—
	$(74,624)	$(103,530)	$28,906	$—

Forwards
Long	$(295,560)	—	(295,560)	—
Short	$(600,290)	—	(600,290)	—
	$(895,850)	$—	$(895,850)	$—

December 31, 2009	$(970,474)	$(103,530)	$(866,944)	$—

The Fund’s volume of trading forward and futures as of the period and year ended June 30, 2010 and December 31, 2009, respectively, are representative of the activity throughout these periods.

There were no significant transfers to or from Level I or II during the quarter and period ended June 30, 2010.

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

The following table indicates the trading gains and losses, by commodity industry sector, on derivative instruments for each of the three month and six month periods ended June 30, 2010 and 2009:

	For the three months ended	For the six months ended
	June 30, 2010	June 30, 2010
Commodity Industry	Gain (loss)	Gain (loss)
Sector	from trading	from trading

Agriculture	$(3,030,991)	$(5,923,941)
Currencies	(2,251,881)	1,284,097
Energy	(5,105,910)	(5,036,387)
Interest rates	20,636,159	34,645,735
Metals	(2,821,769)	(4,949,443)
Stock indices	(6,373,551)	(7,846,794)

Total	$1,052,057	$12,173,267

	For the three months ended	For the six months ended
	June 30, 2009	June 30, 2009
Commodity Industry	Gain (loss)	Gain (loss)
Sector	from trading	from trading

Agriculture	$678,776	$(526,519)
Currencies	(7,737,058)	(10,804,192)
Energy	(9,234,341)	(6,669,502)
Interest rates	(13,987,113)	(14,096,779)
Metals	(7,019,297)	(8,094,233)
Stock indices	174,300	(1,327,993)

Total	$(37,124,733)	$(41,519,218)

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

5.               RECENT ACCOUNTING PRONOUNCEMENTS

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

6.               SUBSEQUENT EVENTS

Management has evaluated the impact of subsequent events on the Fund and has determined that there were no subsequent events that require adjustments to, or disclosure in, the financial statements.

Item 2.                                     Management’s Discussion and Analysis of Financial Condition and Results of Operations

MONTH-END NET ASSET VALUE PER UNIT

MLAI believes that the Net Asset Value used to calculate subscription and redemption value and to report performance to investors throughout the year is a useful performance measure for the investors of the Fund.  Therefore, the charts below referencing Net Asset Value and performance measurements are based on Net Asset Value for financial reporting purposes.

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

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS A

	Jan.	Feb.	Mar.	Apr.	May	Jun.
2009	$1.5995	$1.6080	$1.5546	$1.5051	$1.4710	$1.3497
2010	$1.3476	$1.3807	$1.4306	$1.4557	$1.4097	$1.4216

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS C

	Jan.	Feb.	Mar.	Apr.	May	Jun.
2009	$1.5447	$1.5516	$1.4988	$1.4499	$1.4159	$1.2980
2010	$1.2884	$1.3190	$1.3655	$1.3883	$1.3433	$1.3535

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS D

	Jan.	Feb.	Mar.	Apr.	May	Jun.
2009	$1.7234	$1.7347	$1.6790	$1.6277	$1.5928	$1.4633
2010	$1.4738	$1.5119	$1.5685	$1.5980	$1.5495	$1.5645

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS I

	Jan.	Feb.	Mar.	Apr.	May	Jun.
2009	$1.6225	$1.6316	$1.5781	$1.5284	$1.4943	$1.3715
2010	$1.3725	$1.4068	$1.4581	$1.4842	$1.4378	$1.4504

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DS

	Jan.	Feb.	Mar.	Apr.	May	Jun.
2009	$1.7162	$1.7274	$1.6719	$1.6207	$1.5860	$1.4570
2010	$1.4675	$1.5054	$1.5618	$1.5912	$1.5428	$1.5578

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DT

	Jan.	Feb.	Mar.	Apr.	May	Jun.
2009	$1.7551	$1.7679	$1.7110	$1.6593	$1.6245	$1.4930
2010	$1.5081	$1.5478	$1.6064	$1.6372	$1.5882	$1.6043

Liquidity and Capital Resources

The Fund does not engage in the sale of goods or services.  The Fund’s assets are its (i) equity in its trading account, consisting of cash and cash equivalents and (ii) interest receivable.  Because of the low margin deposits normally required in commodity futures trading relatively small price movements may result in substantial losses to the Fund.  While substantial losses could lead to a material decrease in liquidity, no such material losses occurred during the second quarter of 2010 and there was no impact on the Fund’s liquidity.

The Fund’s capital consists of the capital contributions of the members as increased or decreased by gains or losses on trading, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the six months ended June 30, 2010, Fund capital decreased 0.60% from $265,629,162 to $264,040,861.  This decrease was attributable to the net gain from operations of $7,863,546 coupled with the redemption of 13,552,256 Redeemable Units resulting in an outflow of $19,875,872.  The cash outflow was offset with cash inflow of $10,424,024 due to subscription of 7,219,580 units.  Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent months.

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

Results of Operations

January 1, 2010 to March 31, 2010

The Fund experienced a net trading profit of $11,121,210 before brokerage commissions and related fees in the first quarter of 2010. Profits were primarily attributable to interest rates and currency sectors posting profits. Energy, stock indices, metals and agriculture sectors posted losses.

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

The currency sector posted profits to the Fund. Losses were posted to the Fund at the beginning of the quarter due to the net short exposure to the strengthening of the U.S. dollar. The weakness of the euro and the British pound provided opportunity for profits posted to the Fund in the middle of the quarter. In currencies, emerging market and commodity currencies strengthened against the U.S. dollar to the benefit of the trading program’s positioning, resulting in profits being posted to the Fund.

The energy sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the quarter. Poorer growth outlook resulted in many commodities markets selling off. This was particularly detrimental to the trading program’s long positioning in the oil complex. Oil prices faced additional downward pressure due to an increase in inventories and milder weather in the United States. Profits were posted to the Fund in the middle of the quarter due to long positions in energy contracts benefiting from the further upward move in prices. Commodity markets generally follow the direction of stock markets and finished the month of March higher. In energies, long positions in the oil complex resulted in positive performance, but the Fund also profited on the short side from the decline in the natural gas price following milder weather in the United States and a build-up in inventories. The quarter ended with profits being posted to the Fund.

The stock indices posted losses to the Fund. After positive performance in the first two weeks of the year, a reversal in investor risk appetite resulted in a loss for the calendar month. The change in sentiment was driven, in part, by disappointing earnings announcements and fears over potential monetary tightening in China as the People’s Bank of China increased banks’ reserve requirements and introduced measures aimed at curbing lending. As a result the trading program’s long positions in stock indices resulted in losses being posted to the Fund at the beginning of the quarter. The prevailing macroeconomic sentiment oscillated between risk aversion and inflationary concerns with the former being marginally dominant. As a result profits were posted to the Fund in the middle of the quarter from long positions in stock indices. Data releases pointing to economic recovery drove the prices of risky assets higher in March despite some continued concerns about European sovereign debt. Consequently, global stock markets rallied, producing profits for the Fund at the end of the quarter.

The metals sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the quarter. Poorer growth outlook resulted in many commodities markets selling off. This was particularly detrimental to the trading program’s long positions in industrial metals. The month of February was, to a large degree, dominated by news flow relating to the debt crisis within the Euro zone. The prevailing macroeconomic sentiment oscillated between risk aversion and inflationary concerns with the former being marginally dominant. As a result, the Fund posted profits in the middle of the quarter from long positions in the metals sectors. Profits were seen in industrial metals in March, especially nickel which reached a twenty two month high. The quarter ended with profits being posted to the Fund.

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

April 1, 2010 to June 30, 2010

The Fund experienced a net trading profit of $1,052,057 before brokerage commissions and related fees in the second quarter of 2010. The Funds profits were primarily attributable to the interest rate sector posting profits and the currency, metals, agriculture, energy and stock indices posted losses.

The interest rate sector posted profits to the Fund. The sovereign credit downgrades in Europe provided the opportunity for the trading program’s long positions in fixed income to post profits to the Fund in April. Fixed income markets saw positive performance throughout the month of May as the general risk aversion saw these markets rally strongly resulting in profits being posted to the Fund. The best performances came from the trading program’s long positions in European and United Kingdom markets at both ends of the curve. Fixed income prices rallied, particularly towards the end of June as investors questioned the sustainability of global growth given the poor economic data out of the United States, Japan and China and concerns about the creditworthiness of European banks and governments. The commitment of central banks to keep interest rates at current levels also helped boost the price of interest rate futures. The quarter ended with profits being posted to the Fund.

The currency sector posted losses to the Fund. Positive returns in currency markets were driven by a weakening Euro and emerging market exposure resulting in profits posted to the Fund at the beginning of the quarter. The strengthening U.S. dollar yielded profits in the trading program’s long positions against the major European currencies which was not enough to offset losses in the U.S. dollar against the Australian dollar resulting in losses being posted to the Fund in the middle of the quarter. The currency sector was the worst performer in the month of June as losses in short positions in the Swiss franc and British pound exposures offset small gains in short positions in Euro. The Swiss National Bank decided that deflationary risks were no longer a threat and stopped limiting the Swiss franc’s strength, while in the United Kingdom the emergency budget and commentary surrounding it caused the British pound to strengthen against the U.S. dollar and the quarter ended with losses posted to the Fund.

The metals sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the quarter. Base metals declined following more bearish economic sentiment towards the end of April resulting in losses in the trading program’s long positions in aluminum and copper. The trading program’s long positions in industrial metals resulted in losses being posted to the Fund in the middle of the quarter. Profits were posted to the Fund at the end of the quarter due to precious metals.

The agriculture sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the quarter with gains on short positions in sugar being offset by losses on short positions in grains.

Stocks and commodities sold off which hurt the trading program’s long exposures in agriculture resulting in losses being posted to the Fund in the middle of the quarter. In agricultures, the New York Mercantile Exchange front-month coffee futures rallied over the course of June to the detriment of the trading program’s short positions, resulting in losses being posted to the Fund at the end of the quarter

The energy sector posted losses to the Fund. Profits were posted to the Fund at the beginning of the quarter due to continuing rises in oil markets. Losses were posted to the Fund in the middle of the quarter as the energy markets fell in May resulting from volatility in global markets. In energies, natural gas prices rallied in the first half of June due to a combination of short covering and bullish inventory data which was not enough to offset losses. The quarter ended with losses being posted to the Fund.

The stock indices posted losses to the Fund. Strong economic data and positive earnings announcements resulted in profits being posted to the Fund at the beginning of the quarter due to the trading programs long stock positions.  Fears of contagion in the European debt crisis drove stock markets downwards, furthered by the intraday volatility seen in United States Stock indices on the 6th of May caused by an alleged trading irregularity resulting in losses being posted to the Fund in the middle of the quarter. Equities continued their downward slide in June as concerns regarding European financial stability and global growth plagued markets. While stock markets globally rebounded slightly in the middle of June, the last two weeks were particularly volatile and stocks sold off at the end of the month resulting in losses being posted to the Fund.

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

The interest rate sector posted losses for the Fund. The quarter began with losses being posted to the Fund due to trend reversals seen in late March continuing into the beginning of the quarter due to the European Central Bank’s surprise decision to reduce rates. Profits were posted to the Fund in the middle of the quarter due to rallying equity markets accompanied by a sell-off in fixed income markets. This was to the benefit of the Program’s short positions in several bond contracts, most notably the Japanese and Australian government bonds. The quarter ended with losses being posted to the Fund due to the difficult market environment. The bonds sector saw losses with the Program’s short exposure to Japanese Government bonds suffering from the weak outlook for the Japanese economy

The Fund has no applicable off-balance sheet arrangements or tabular disclosure of contractual obligations of the type described in Items 303(a)(4) and 303(a)(5) of Regulation S-K.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Fund’s open positions by market category for the fiscal period. For the six months ended June 30, 2010 and 2009, the Fund’s average Month-end Net Asset Value was approximately $265,644,243 and $297,578,971 respectively.

June 30, 2010

	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Agriculture	$1,596,073	0.60%	$2,020,561	$1,217,478
Currencies	438,674	0.17%	541,923	345,030
Energy	2,472,425	0.93%	4,050,804	1,171,515
Interest Rates	7,845,740	2.95%	11,043,714	5,122,436
Metals	2,651,389	1.00%	3,353,985	2,024,455
Stock Indices	2,912,834	1.10%	4,164,565	1,851,774

Total	$17,917,135	6.74%	$25,175,552	$11,732,688

June 30, 2009

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural	$198,798	0.07%	$299,521	$7,807
Currencies	727,574	0.24%	1,116,966	313,886
Energy	195,390	0.07%	472,835	42,162
Interest Rates	26,934,175	9.05%	47,880,957	15,102,568
Metals	140,688	0.05%	237,901	11,621
Stock Indices	139,270	0.05%	248,030	18,996

TOTAL	$28,335,895	9.53%	$50,256,210	$15,497,040

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

The following were the primary trading risk exposures of the Fund as of June 30, 2010, by market sector.

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

Agricultural Commodities

The Fund’s primary agricultural commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Soybeans, grains, livestock, cotton, corn and coffee accounted for the substantial bulk of the Fund’s agricultural commodities exposure as of June 30, 2010.

Energy

The Fund’s primary energy market exposure is to natural gas and crude oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Fund as of June 30, 2010.

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

Item 4. Controls and Procedures

MLAI, the Sponsor of ML Aspect FuturesAccess LLC, with the participation of the Sponsor’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) with respect to the Fund as of the end of the period covered by this quarterly report and based on this evaluation, has concluded that these disclosure controls and procedures are effective.  No change in internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended June 30, 2010  that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

CLASS A

	Subscription
	Amount	Units	NAV (1)
Jan-10	$99,447	71,756	1.3859
Feb-10	267,112	198,213	1.3476
Mar-10	64,347	46,605	1.3807
Apr-10	48,748	34,075	1.4306
May-10	328,929	225,959	1.4557
Jun-10	135,521	96,136	1.4097
Jul-10	377,489	265,538	1.4216

CLASS C

	Subscription
	Amount	Units	NAV (1)
Jan-10	$205,992	155,337	1.3261
Feb-10	779,995	605,398	1.2884
Mar-10	250,952	190,259	1.3190
Apr-10	625,232	457,878	1.3655
May-10	444,753	320,358	1.3883
Jun-10	772,846	575,334	1.3433
Jul-10	641,987	474,316	1.3535

CLASS D

	Subscription
	Amount	Units	NAV (1)
Jan-10	$—	—	1.5138
Feb-10	—	—	1.4738
Mar-10	—	—	1.5119
Apr-10	—	—	1.5685
May-10	—	—	1.5980
Jun-10	—	—	1.5495
Jul-10	—	—	1.5645

CLASS I

	Subscription
	Amount	Units	NAV (1)
Jan-10	$—	—	1.4111
Feb-10	—	—	1.3725
Mar-10	533,197	379,014	1.4068
Apr-10	19,999	13,716	1.4581
May-10	9,999	6,737	1.4842
Jun-10	114,998	79,982	1.4378
Jul-10	50,000	34,473	1.4504

CLASS DS

	Subscription
	Amount	Units	NAV (1)
Jan-10	$2,931,444	1,944,831	1.5073
Feb-10	602,799	410,766	1.4675
Mar-10	—	—	1.5054
Apr-10	1,368,166	876,019	1.5618
May-10	—	—	1.5912
Jun-10	819,547	531,207	1.5428
Jul-10	—	—	1.5578

CLASS DT

	Subscription
	Amount	Units	NAV (1)
Jan-10	$—	—	1.5484
Feb-10	—	—	1.5081
Mar-10	—	—	1.5478
Apr-10	—	—	1.6064
May-10	—	—	1.6373
Jun-10	—	—	1.5882
Jul-10	—	—	1.6043

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

ML ASPECT FUTURESACCESS LLC

	By:	MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(Manager)

Date: August 13, 2010	By:	/s/ JUSTIN C. FERRI
Justin C. Ferri
Chief Executive Officer, President and Manager
(Principal Executive Officer)

Date: August 13, 2010

	By:	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial and Accounting Officer)