Form 10-Q
period 2010-09-30
ML Aspect FuturesAccess LLC
filed 2010-11-12
CIK 1309132

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of September 30, 2010, 166,979,564 units of limited liability company interest were outstanding.

ML ASPECT FUTURESACCESS LLC

QUARTERLY REPORT FOR SEPTEMBER 30, 2010 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

ML ASPECT FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	September 30,	December 31,
	2010	2009
ASSETS:
Equity in commodity trading accounts:
Cash (including restricted cash of $28,333,046 for 2010 and $30,538,024 for 2009)	$251,185,919	$269,793,907
Net unrealized profit on open futures contracts	10,465,790	3,670,863
Net unrealized profit on open forwards contracts	10,383,759	1,010,082
Cash and cash equivalents	257,721	1,397,466
Other assets	727	—

TOTAL ASSETS	$272,293,916	$275,872,318

LIABILITIES AND MEMBERS’ CAPITAL:
LIABILITIES:
Brokerage commissions payable	$30,180	$84,821
Sponsor and Advisory fees payable	631,773	1,940,265
Redemptions payable	1,234,054	2,307,660
Net unrealized loss on open futures contracts	391,059	3,745,486
Net unrealized loss on open forwards contracts	6,197,844	1,905,933
Other liabilities	263,148	258,991

Total liabilities	8,748,058	10,243,156

MEMBERS’ CAPITAL:
Sponsor’s Interest (20,647 Units and 20,647 Units)	30,348	27,998
Members’ Interest (166,958,917 Units and 183,714,476 Units)	263,515,510	265,601,164
Total members’ capital	263,545,858	265,629,162

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$272,293,916	$275,872,318

NET ASSET VALUE PER UNIT:
(Based on 166,979,564 and 183,735,123 Units outstanding; unlimited Units authorized)

Class A	$1.5136	$1.3859
Class C	$1.4375	$1.3261
Class D	$1.6719	$1.5138
Class I	$1.5457	$1.4111
Class DS	$1.6648	$1.5073
Class DT	$1.7166	$1.5484

See notes to financial statements.

ML ASPECT FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
TRADING PROFIT (LOSS):

Realized, net	$11,463,838	$3,157,393	$15,660,658	$(24,225,305)
Change in unrealized, net	7,254,673	13,848,046	15,231,120	(288,474)
Brokerage commissions	(166,660)	(233,906)	(477,755)	(624,093)

Total trading profit (loss)	18,551,851	16,771,533	30,414,023	(25,137,872)

INVESTMENT INCOME:
Interest	4,833	(3,040)	2,346	19,475

EXPENSES:
Management fee	1,260,762	1,303,270	3,803,345	4,102,303
Sponsor fee	604,396	614,008	1,774,656	2,069,953
Performance fee	—	—	—	17,428
Other	140,740	174,459	424,035	546,582
Total expenses	2,005,898	2,091,737	6,002,036	6,736,266

NET INVESTMENT INCOME (LOSS)	(2,001,065)	(2,094,777)	(5,999,690)	(6,716,791)

NET INCOME (LOSS)	$16,550,786	$14,676,756	$24,414,333	$(31,854,663)

NET INCOME (LOSS) PER UNIT:

Weighted average number of Units outstanding
Class A	14,335,802	16,397,934	15,026,688	17,260,110
Class C	57,352,485	61,135,706	57,310,760	63,747,235
Class D	6,256,747	6,696,233	6,256,747	6,842,728
Class I	5,559,296	6,001,078	5,598,119	6,903,194
Class DS	58,259,026	56,030,315	59,077,189	48,930,732
Class DT	30,312,007	47,766,991	35,911,332	48,165,447

Net income (loss) per weighted average Unit
Class A	$0.0915	$0.0695	$0.1245	$(0.1745)
Class C	$0.0844	$0.0639	$0.1115	$(0.1780)
Class D	$0.1075	$0.0804	$0.1582	$(0.1745)
Class I	$0.0960	$0.0723	$0.1376	$(0.1701)
Class DS	$0.1067	$0.0828	$0.1565	$(0.1491)
Class DT	$0.0983	$0.0841	$0.1433	$(0.1621)

See notes to financial statements.

ML ASPECT FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

For the nine months ended September 30, 2010 and 2009

(unaudited)(in Units)

	Members’ Capital December 31, 2008	Subscriptions	Redemptions	Members’ Capital September 30, 2009	Members’ Capital December 31, 2009	Subscriptions	Redemptions	Members’ Capital September 30, 2010
Class A	18,704,606	1,652,973	(4,845,471)	15,512,108	15,485,685	1,183,392	(2,408,041)	14,261,036
Class C	68,270,745	4,700,324	(13,078,859)	59,892,210	58,603,514	4,483,946	(5,672,416)	57,415,044
Class D	6,915,976	—	(659,229)	6,256,747	6,256,747	—	—	6,256,747
Class I	8,961,247	379,007	(3,500,890)	5,839,364	5,483,592	573,820	(591,017)	5,466,395
Class DS	41,543,859	15,050,677	(335,326)	56,259,210	57,165,976	3,762,823	(3,981,189)	56,947,610
Class DT	50,625,248	2,350,570	(7,982,113)	44,993,705	40,718,962	—	(14,106,877)	26,612,085

Total Members’ Units	195,021,681	24,133,551	(30,401,888)	188,753,344	183,714,476	10,003,981	(26,759,540)	166,958,917

Class A	10,319	—	—	10,319	10,319	—	—	10,319
Class C	10,328	—	—	10,328	10,328	—	—	10,328

Total Sponsor’s Units	20,647	—	—	20,647	20,647	—	—	20,647

See notes to financial statements.

ML ASPECT FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

For the nine months ended September 30, 2010 and 2009

(unaudited)

	Members’ Capital December 31, 2008	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital September 30, 2009	Members’ Capital December 31, 2009	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital September 30, 2010
Class A	$29,790,712	$2,422,994	$(7,170,497)	$(3,012,970)	$22,030,239	$21,461,284	$1,667,713	$(3,413,484)	$1,869,406	$21,584,919
Class C	105,091,001	6,802,811	(18,947,961)	(11,352,561)	81,593,290	77,715,571	6,079,993	(7,654,525)	6,390,394	82,531,433
Class D	11,849,514	—	(989,305)	(1,191,077)	9,669,131	9,471,276	—	—	989,641	10,460,917
Class I	14,465,113	578,986	(5,440,322)	(1,168,525)	8,435,252	7,737,925	818,066	(876,605)	770,234	8,449,620
Class DS	70,902,871	23,472,610	(501,078)	(7,303,288)	86,571,115	86,166,473	5,721,956	(6,326,867)	9,244,847	94,806,409
Class DT	88,302,264	3,561,720	(13,008,722)	(7,821,244)	71,034,018	63,048,635	—	(22,513,884)	5,147,461	45,682,212

Total Members’ Interest	$320,401,475	$36,839,121	$(46,057,885)	$(31,849,666)	$279,333,045	$265,601,164	$14,287,728	$(40,785,365)	$24,411,983	$263,515,510

Class A	$16,435	$—	$—	$(2,506)	$13,929	$14,303	$—	$—	$1,227	$15,530
Class C	15,896	—	—	(2,491)	13,405	13,695	—	—	1,123	14,818

Total Sponsor’s Interest	$32,331	$—	$—	$(4,997)	$27,334	$27,998	$—	$—	$2,350	$30,348

Total Members’ Capital	$320,433,806	$36,839,121	$(46,057,885)	$(31,854,663)	$279,360,379	$265,629,162	$14,287,728	$(40,785,365)	$24,414,333	$263,545,858

See notes to financial statements.

ML ASPECT FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class DS	Class DT
Per Unit Operating Performance:

Net asset value, beginning of period	$1.4216	$1.3535	$1.5645	$1.4504	$1.5578	$1.6043

Net realized and net change in unrealized trading profit (loss)	0.1066	0.1013	0.1175	0.1088	0.1170	0.1205
Brokerage commissions	(0.0009)	(0.0009)	(0.0010)	(0.0010)	(0.0010)	(0.0011)
Interest income	0.0000	0.0000	0.0000	0.0000	0.0000	0.0000
Expenses	(0.0137)	(0.0164)	(0.0091)	(0.0125)	(0.0090)	(0.0071)

Net asset value, end of period	$1.5136	$1.4375	$1.6719	$1.5457	$1.6648	$1.7166

Total Return: (a)

Total return before Performance fees	6.47%	6.20%	6.87%	6.58%	6.87%	7.00%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Total return after Performance fees	6.47%	6.20%	6.87%	6.58%	6.87%	7.00%

Ratios to Average Members’ Capital:

Expenses (excluding Performance fees)	0.94%	1.19%	0.56%	0.84%	0.43%	0.56%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Expenses (including Performance fees)	0.94%	1.19%	0.56%	0.84%	0.43%	0.56%

Net investment income (loss)	-0.94%	-1.19%	-0.56%	-0.84%	-0.43%	-0.56%

(a) The total return calculations are based on compounded monthly returns and are calculated for each class taken as a whole. An individual members’ return may vary from these returns based on timing of capital transactions.

See notes to financial statements.

ML ASPECT FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class DS	Class DT
Per Unit Operating Performance:

Net asset value, beginning of period	$1.3859	$1.3261	$1.5138	$1.4111	$1.5073	$1.5484

Net realized and net change in unrealized trading profit (loss)	0.1701	0.1620	0.1871	0.1735	0.1863	0.1918
Brokerage commissions	(0.0026)	(0.0024)	(0.0028)	(0.0026)	(0.0028)	(0.0029)
Interest income	0.0000	0.0000	0.0000	0.0000	0.0000	0.0000
Expenses	(0.0398)	(0.0482)	(0.0262)	(0.0363)	(0.0260)	(0.0207)

Net asset value, end of period	$1.5136	$1.4375	$1.6719	$1.5457	$1.6648	$1.7166

Total Return: (a)

Total return before Performance fees	9.21%	8.40%	10.45%	9.54%	10.45%	10.86%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Total return after Performance fees	9.21%	8.40%	10.45%	9.54%	10.45%	10.86%

Ratios to Average Members’ Capital:

Expenses (excluding Performance fees)	2.80%	3.56%	1.67%	2.50%	1.67%	1.29%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Expenses (including Performance fees)	2.80%	3.56%	1.67%	2.50%	1.67%	1.29%

Net investment income (loss)	-2.80%	-3.56%	-1.67%	-2.50%	-1.67%	-1.29%

(a) The total return calculations are based on compounded monthly returns and are calculated for each class taken as a whole. An individual members’ return may vary from these returns based on timing of capital transactions.

See notes to financial statements.

ML ASPECT FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 (unaudited)

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

Total Return: (a)

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

(a) The total return calculations are based on compounded monthly returns and are calculated for each class taken as a whole. An individual members’ return may vary from these returns based on timing of capital transactions.

See notes to financial statements.

ML ASPECT FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 (unaudited)

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

Total Return: (a)

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

(a) The total return calculations are based on compounded monthly returns and are calculated for each class taken as a whole. An individual members’ return may vary from these returns based on timing of capital transactions.

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

Merrill Lynch Alternative Investments LLC (“MLAI” or the “Sponsor”) is the Sponsor of the Fund. MLAI is an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc. (“Merrill Lynch”). Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”), a wholly-owned subsidiary of Merrill Lynch, is the Fund’s commodity broker. Merrill Lynch is a wholly-owned subsidiary of Bank of America Corporation.

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

The Fund offers six Classes of Units:  Class A, Class C, Class D, DT, DS, and Class I.  Each Class of Units except for DT and DS was offered at $1.00 per Unit during the initial offering period and subsequently is offered at Net Asset Value per Unit.  Class DS commenced on April 2, 2007 and was offered at $1.1631 and Class DT commenced on June 1, 2007 and was offered at $1.2795.  The six Classes of Units are subject to different Sponsor fees.

Interests in the Fund are not insured or otherwise protected by the Federal Deposit Insurance Corporation or any other government authority.  Interests are not deposits or other obligations of, and are not guaranteed by, Bank of America Corporation or any of its affiliates or by any bank.  Interests are subject to investment risks, including the possible loss of the full amount invested.

In the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of the Fund as of September 30, 2010, and the results of its operations for the three and nine months ended September 30, 2010 and 2009.  However, the operating results for the interim periods may not be indicative of the results for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted.  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Fund’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2009. Certain prior period items have been reclassified to conform to the current period presentation.

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

2.              CONDENSED SCHEDULES OF INVESTMENTS

The Fund’s investments, defined as Net unrealized profit (loss) on open contracts in the Statements of Financial Condition, as of September 30, 2010, and December 31, 2009 are as follows:

September 30, 2010

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts	Profit (Loss)	Members’ Capital	Contracts	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	2,367	$2,597,881	0.99%	(308)	$(140,387)	-0.05%	$2,457,494	0.94%	November 2010 - February 2011
Currencies	5,200,465,618	10,393,642	3.94%	(1,458,425,248)	(6,197,844)	-2.35%	4,195,798	1.59%	December 2010
Energy	—	—	0.00%	(763)	(1,310,729)	-0.50%	(1,310,729)	-0.50%	October 2010 - November 2010
Interest rates	9,794	5,069,459	1.92%	(815)	(45,664)	-0.02%	5,023,795	1.90%	December 2010 - March 2013
Metals	638	3,893,816	1.48%	(10)	(47,866)	-0.02%	3,845,950	1.46%	December 2010 - January 2011
Stock indices	1,396	270,564	0.10%	(146)	(222,226)	-0.08%	48,338	0.02%	October 2010 - December 2010

Total		$22,225,362	8.43%		$(7,964,716)	-3.02%	$14,260,646	5.41%

December 31, 2009

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts	Profit (Loss)	Members’ Capital	Contracts	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	1,523	$2,546,812	0.96%	(856)	$(68,607)	-0.03%	$2,478,205	0.93%	January 2010 - March 2010
Currencies	70,150,008	(354,360)	-0.13%	(177,950,000)	(600,291)	-0.23%	(954,651)	-0.36%	January 2010
Energy	380	738,906	0.27%	(46)	146,890	0.06%	885,796	0.33%	February 2010
Interest rates	10,072	(4,193,429)	-1.58%	(413)	82,065	0.03%	(4,111,364)	-1.55%	March 2010 - June 2010
Metals	940	(1,151,067)	-0.43%	(28)	(161,195)	-0.06%	(1,312,262)	-0.49%	February 2010 - April 2010
Stock indices	2,275	2,052,362	0.77%	(23)	(8,560)	0.00%	2,043,802	0.77%	January 2010 - March 2010

Total		$(360,776)	-0.14%		$(609,698)	-0.23%	$(970,474)	-0.37%

No individual contract’s unrealized gain or loss comprised greater than 5% of the Members’ Capital as of September 30, 2010 and December 31, 2009.

3.   FAIR VALUE OF INVESTMENTS

The Financial Accounting Standards Board (“FASB”) issued the Accounting Standards Codification (“ASC”) which provides authoritative guidance on fair value measurement. This guidance defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.

Fair value of an investment is the amount that would be received to sell the investment in an orderly transaction between market participants at the measurement date (i.e. the exit price). All investments (including derivative financial instruments and derivative commodity instruments) are held for trading purposes.  The investments are recorded on trade date and open contracts are recorded at fair value (described below) at the measurement date. Investments denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date.  Gains or losses are realized when contracts are liquidated.  Unrealized gains or losses on open contracts are included in Equity in a commodity trading account.  Any change in net unrealized gain or loss from the preceding period is reported in the Statements of Operations.

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

Exchange traded investments are fair valued by the Fund by using the reported closing price on the primary exchange where it trades such investments.  These closing prices are observed through the clearing broker and third party pricing services. For non-exchange traded investments, quoted values and other data provided by nationally recognized independent pricing sources are used by the Fund as inputs into its process for determining fair values.

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

The Fund’s net unrealized profit (loss) on open forward and futures contracts by the above fair value hierarchy levels as of September 30, 2010 and December 31, 2009 are as follows:

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Futures
Long	$11,841,603	11,012,228	829,375	—
Short	$(1,766,872)	(1,719,007)	(47,865)	—
	$10,074,731	$9,293,221	$781,510	$—

Forwards
Long	$10,383,759	—	10,383,759	—
Short	$(6,197,844)	—	(6,197,844)	—
	$4,185,915	$—	$4,185,915	$—

September 30, 2010	$14,260,646	$9,293,221	$4,967,425	$—

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Futures
Long	$(65,216)	(94,122)	28,906	—
Short	$(9,408)	(9,408)		—
	$(74,624)	$(103,530)	$28,906	$—

Forwards
Long	$(295,560)	—	(295,560)	—
Short	$(600,290)	—	(600,290)	—
	$(895,850)	$—	$(895,850)	$—

December 31, 2009	$(970,474)	$(103,530)	$(866,944)	$—

The Fund’s volume of trading forward and futures as of the period and year ended September 30, 2010 and December 31, 2009, respectively, are representative of the activity throughout these periods.

There were no significant transfers to or from Level I or II during the quarter and period ended September 30, 2010.

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

The following table indicates the trading gains and losses, by commodity industry sector, on derivative instruments for each of the three month and nine month periods ended September 30, 2010 and 2009:

	For the three months ended	For the nine months ended
	September 30, 2010	September 30, 2010
Commodity Industry	Gain (loss)	Gain (loss)
Sector	from trading	from trading

Agriculture	$1,402,743	$(4,521,198)
Currencies	6,408,801	7,692,898
Energy	(4,594,231)	(9,630,618)
Interest rates	15,863,195	50,508,921
Metals	1,969,011	(2,980,423)
Stock indices	(2,331,008)	(10,177,802)

Total	$18,718,511	$30,891,778

	For the three months ended	For the nine months ended
	September 30, 2009	September 30, 2009
Commodity Industry	Gain (loss)	Gain (loss)
Sector	from trading	from trading

Agriculture	$2,551,632	$2,025,112
Currencies	2,860,778	(7,943,413)
Energy	(3,300,251)	(9,969,754)
Interest rates	9,102,154	(4,994,624)
Metals	2,781,743	(5,312,490)
Stock indices	3,009,383	1,681,390

Total	$17,005,439	$(24,513,779)

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

The Fund, in its normal course of business, enters into various contracts, with MLPF&S acting as its commodity broker.  Pursuant to the brokerage arrangement with MLPF&S (which includes a netting arrangement), to the extent that such trading results in receivables from and payables to MLPF&S, these receivables and payables are offset and reported as a net receivable or payable and included in Equity in commodity trading accounts in the Statements of Financial Condition.

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

The Fund calculates the Net Asset Value per unit of each class of units as of the close of business on the last business day of each calendar month and such other dates as MLAI may determine in its discretion. The Fund’s “Net Asset Value” as of any calculation date will generally equal the value of the Fund’s account under the management of its trading advisor as of such date, plus any other assets held by the Fund, minus accrued brokerage commissions, sponsor’s, management and performance fees, and any operating costs and other liabilities of the Fund. MLAI is authorized to make all Net Asset Value determinations.

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS A

	Jan.	Feb.	Mar.	Apr.	May	Jun.	Jul.	Aug.	Sept.
2009	$1.5995	$1.6080	$1.5546	$1.5051	$1.4710	$1.3497	$1.3304	$1.3808	$1.4201
2010	$1.3476	$1.3807	$1.4306	$1.4557	$1.4097	$1.4216	$1.4004	$1.4983	$1.5136

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS C

	Jan.	Feb.	Mar.	Apr.	May	Jun.	Jul.	Aug.	Sept.
2009	$1.5447	$1.5516	$1.4988	$1.4499	$1.4159	$1.2980	$1.2783	$1.3257	$1.3623
2010	$1.2884	$1.3190	$1.3655	$1.3883	$1.3433	$1.3535	$1.3322	$1.4241	$1.4375

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS D

	Jan.	Feb.	Mar.	Apr.	May	Jun.	Jul.	Aug.	Sept.
2009	$1.7234	$1.7347	$1.6790	$1.6277	$1.5928	$1.4633	$1.4441	$1.5007	$1.5454
2010	$1.4738	$1.5119	$1.5685	$1.5980	$1.5495	$1.5645	$1.5431	$1.6530	$1.6719

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS I

	Jan.	Feb.	Mar.	Apr.	May	Jun.	Jul.	Aug.	Sept.
2009	$1.6225	$1.6316	$1.5781	$1.5284	$1.4943	$1.3715	$1.3523	$1.4041	$1.4445
2010	$1.3725	$1.4068	$1.4581	$1.4842	$1.4378	$1.4504	$1.4292	$1.5296	$1.5457

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DS

	Jan.	Feb.	Mar.	Apr.	May	Jun.	Jul.	Aug.	Sept.
2009	$1.7162	$1.7274	$1.6719	$1.6207	$1.5860	$1.4570	$1.4379	$1.4943	$1.5388
2010	$1.4675	$1.5054	$1.5618	$1.5912	$1.5428	$1.5578	$1.5365	$1.6459	$1.6648

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DT

	Jan.	Feb.	Mar.	Apr.	May	Jun.	Jul.	Aug.	Sept.
2009	$1.7551	$1.7679	$1.7110	$1.6593	$1.6245	$1.4930	$1.4740	$1.5325	$1.5788
2010	$1.5081	$1.5478	$1.6064	$1.6373	$1.5882	$1.6043	$1.5830	$1.6964	$1.7166

Liquidity and Capital Resources

The Fund does not engage in the sale of goods or services.  The Fund’s assets are its (i) equity in its trading account, consisting of cash and cash equivalents (and restricted cash) and (ii) interest receivable.  Because of the low margin deposits normally required in commodity futures trading relatively small price movements may result in substantial losses to the Fund.  While substantial losses could lead to a material decrease in liquidity, no such material losses occurred during the third quarter of 2010 and there was no impact on the Fund’s liquidity.

The Fund’s capital consists of the capital contributions of the members as increased or decreased by gains or losses on trading, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2010, Fund capital decreased 0.78% from $265,629,162 to $263,545,858.  This decrease was attributable to the net gain from operations of $24,414,333 coupled with the redemption of 26,759,540 Redeemable Units resulting in an outflow of $40,785,365.  The cash outflow was offset with cash inflow of $14,287,728 due to subscription of 10,003,981 units.  Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent months.

Critical Accounting Policies

Statement of Cash Flows

The Fund is not required to provide a Statement of Cash Flows.

Investments

All investments (including derivatives) are held for trading purposes.  Investments are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date.  Investments denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date.  Gains or losses are realized when contracts are liquidated.  Unrealized gains or losses on open contracts are included as a component of equity in a commodity trading account on the Statements of Financial Condition.  Realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Statements of Operations.

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

Futures Contracts

The Fund trades futures contracts.  A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as S&P 500 Index), whereby such contract is settled in cash.  Payments (“variation margin”) may be made or received by the Fund each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Fund.  When the contract is closed, the Fund records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed.  Because transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded, credit exposure is limited.  Realized gains (losses) and changes in unrealized gains (losses) on futures contracts are included in the Statements of Operations.

Forward Foreign Currency Contracts

Foreign currency contracts are those contracts where the Fund agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date.  Foreign currency contracts are valued daily, and the Fund’s net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Statements of Operations.  Realized gains (losses) and changes in unrealized gains (losses) on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur, respectively and are included in the Statements of Operations.

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

The Fund follows the ASC guidance on accounting for uncertainty in income taxes.  This guidance provides how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements.  This guidance also requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Fund’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority.  Tax positions with respect to tax at the Fund level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year.  MLAI has analyzed the Fund’s tax positions and has concluded that no provision for income tax is required in the Fund’s financial statements. The following are the major tax jurisdictions for the Fund and the earliest tax year subject to examination: United States – 2007.

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

July 1, 2010 to September 30, 2010

The Fund experienced a net trading profit of $18,718,511 before brokerage commissions and related fees in the third quarter of 2010. The Funds profits were primarily attributable to the interest rate, currency, metals and the agriculture sectors posting profits and the stock indices and energy sectors posted losses.

The interest rate sector posted profits to the Fund. Profits were posted to the Fund at the beginning of the quarter. In the United States, weaker than expected economic data released in the middle of the month pushed both government bonds and short term interest rate futures higher. In the United Kingdom, the trend was briefly derailed by unexpectedly strong gross domestic product figures but prices recovered following the Bank of England statement playing down the significance of this on the outlook for interest rates. Profits continued to be posted in the middle of the quarter as August was characterized by risk-aversion in markets, which was fuelled by poor economic data out of the United States and dovish comments by the Federal Reserve’s Chairman early in the month. The United Kingdom, Europe and Japan also released weak data. Consequently, the majority of global stock markets sold off and posted losses for the month. Against this backdrop, fixed income markets rallied worldwide and the U.S. dollar strengthened, resulting in profits posted to the Fund.  September started with investor optimism following strong manufacturing numbers out of China and the United States. Consequently, fixed income markets sold off, to the detriment of the trading program’s long positions, while equity markets rallied. However, the prices of U.S. bonds recovered following the U.S. Federal Reserve’s comments towards the end of the month about the possibility of a further round of quantitative easing resulting in profits being posted to the Fund at the end of the quarter.

The currency sector posted profits to the Fund. Profits were posted to the Fund at the beginning of the quarter. In July a similar pattern to recent months, positive performance was seen in currency markets despite volatility towards the end of the month. Losses were posted to the Fund in the middle of the quarter as the U.S. dollar strengthened which was fuelled by poor economic data out of the United States and dovish comments by the Federal Reserve’s Chairman early in the month. The United Kingdom, Europe and Japan also released weak data. Losses on the trading program’s net short exposure to the U.S. dollar were partially offset by gains on long exposures to other safe-haven currencies, namely the Swiss franc and the Japanese yen. The Japanese yen hit 15-year highs in August and the Bank of Japan met several times to discuss the Japanese yen’s strength. Profits were posted to the Fund at the end of the quarter. The U.S. dollar declined to the benefit of the trading program’s net short positioning, particularly against commodity currencies and the Swiss franc. Long positions in emerging market currencies also contributed positively.

The metals sector posted profits to the Fund. Losses were posted to the Fund at the beginning of the quarter as metal markets rallied, hurting the trading program’s short positions, especially in zinc. By contrast, the gold price fell back in July continuing into August as economic worries waned, causing some giveback of recent profits. Profits were posted to the Fund in the middle through the end of the quarter. In September performance in metals was largely driven by gains from gold and silver, whose prices rallied due to safe-haven buying.

The agriculture sector posted profits to the Fund. The trading program’s short position in wheat suffered as the market saw its biggest monthly gain since 1973 driven by supply concerns over droughts in Russia and Ukraine. However, long exposure in coffee profited as prices reached a 12-year high which was not enough to offset losses being posted to the Fund at the beginning of the quarter. Losses continued to be posted to the Fund in the middle of the quarter which was largely driven by losses on the trading program’s long positions in Robusta coffee. After range bound behavior for most of the August, prices pulled back sharply towards the end of the month following strong export numbers out of Vietnam. Profits were posted to the Fund at the end of the quarter which was driven by gains on long positions in cotton, soy complex, sugar and corn. Grain prices rallied after delays in the United States harvest and poor crop yields. Cotton reached 15-year highs as poor weather in China and floods in Pakistan damaged crops.

Stock indices posted losses to the Fund. Losses were posted to the Fund at the beginning of the quarter as short positions in equities experienced losses as this sector generally rallied, reversing the downward trends of previous months. Profits were posted to the Fund in the middle of the quarter in lieu of the risk-aversion in markets, which was fuelled by poor economic data out of the United States and dovish comments by the Federal Reserve’s Chairman early in the month. The United Kingdom, Europe and Japan also released weak data. The month of September started with investor optimism following strong manufacturing numbers out of China and the United States. Consequently, fixed income markets sold off, to the detriment of the trading program’s long positions, while equity markets rallied which was not enough to offset losses being posted to the Fund at the end of the quarter.

The energy sector posted losses to the Fund.  Losses were posted to the Fund at the beginning of the quarter as energy markets rallied hurting the trading program’s short positions. Profits were posted to the Fund in the middle of the quarter due to the trading program’s short positions in crude oil and natural gas. Crude oil and natural gas prices declined as a result of the weaker growth outlook and risk aversion. Oil prices gained in September due to a weaker U.S. dollar and an unexpected drop in inventories towards the end of the month, resulting in losses being posted to the Fund due to the trading program’s short positioning.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Fund’s open positions by market category for the fiscal period. For the nine months ended September 30, 2010 and 2009, the Fund’s average Month-end Net Asset Value was approximately $263,092,449 and $290,444,007 respectively.

September 30, 2010

	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Agriculture	$1,934,704	0.74%	$2,957,852	$1,217,478
Currencies	295,512	0.11%	541,923	8,130
Energy	2,481,410	0.94%	4,050,804	1,171,515
Interest Rates	6,483,597	2.46%	11,043,714	3,327,058
Metals	3,129,216	1.19%	4,625,808	2,024,455
Stock Indices	2,129,822	0.81%	4,164,565	498,971

Total	$16,454,261	6.25%	$27,384,666	$8,247,607

September 30, 2009

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural	$156,799	0.05%	$299,521	$7,807
Currencies	1,031,056	0.35%	2,084,800	313,886
Energy	198,225	0.07%	481,439	26,673
Interest Rates	25,862,535	8.90%	47,880,957	15,102,568
Metals	263,066	0.09%	688,438	11,621
Stock Indices	396,709	0.14%	1,223,683	18,996

TOTAL	$27,908,390	9.60%	$52,658,838	$15,481,551

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

The following were the primary trading risk exposures of the Fund as of September 30, 2010, by market sector.

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

Agricultural Commodities

The Fund’s primary agricultural commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Soybeans, grains, livestock, cotton, corn and coffee accounted for the substantial bulk of the Fund’s agricultural commodities exposure as of September 30, 2010.

Energy

The Fund’s primary energy market exposure is to natural gas and crude oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Fund as of September 30, 2010.

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

Item 4. Controls and Procedures

MLAI, the Sponsor of ML Aspect FuturesAccess LLC, with the participation of the Sponsor’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) with respect to the Fund as of the end of the period covered by this quarterly report, and, based on this evaluation, has concluded that these disclosure controls and procedures are effective.  No change in internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended September 30, 2010  that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

CLASS A

	Subscription
	Amount	Units	NAV (1)
Jan-10	$99,447	71,756	1.3859
Feb-10	267,112	198,213	1.3476
Mar-10	64,347	46,605	1.3807
Apr-10	48,748	34,075	1.4306
May-10	328,929	225,959	1.4557
Jun-10	135,521	96,136	1.4097
Jul-10	377,489	265,538	1.4216
Aug-10	302,246	215,828	1.4004
Sep-10	43,874	29,282	1.4983
Oct-10	111,145	73,431	1.5136

CLASS C

	Subscription
	Amount	Units	NAV (1)
Jan-10	$205,992	155,337	1.3261
Feb-10	779,995	605,398	1.2884
Mar-10	250,952	190,259	1.3190
Apr-10	625,232	457,878	1.3655
May-10	444,753	320,358	1.3883
Jun-10	772,846	575,334	1.3433
Jul-10	641,987	474,316	1.3535
Aug-10	1,013,985	761,136	1.3322
Sep-10	1,344,251	943,930	1.4241
Oct-10	2,693,986	1,874,077	1.4375

CLASS D

	Subscription
	Amount	Units	NAV (1)
Jan-10	$—	—	1.5138
Feb-10	—	—	1.4738
Mar-10	—	—	1.5119
Apr-10	—	—	1.5685
May-10	—	—	1.5980
Jun-10	—	—	1.5495
Jul-10	—	—	1.5645
Aug-10	—	—	1.5431
Sep-10	—	—	1.6530
Oct-10	—	—	1.6719

CLASS I

	Subscription
	Amount	Units	NAV (1)
Jan-10	$—	—	1.4111
Feb-10	—	—	1.3725
Mar-10	533,197	379,014	1.4068
Apr-10	19,999	13,716	1.4581
May-10	9,999	6,737	1.4842
Jun-10	114,998	79,982	1.4378
Jul-10	50,000	34,473	1.4504
Aug-10	24,874	17,404	1.4292
Sep-10	64,999	42,494	1.5296
Oct-10	118,538	76,689	1.5457

CLASS DS

	Subscription
	Amount	Units	NAV (1)
Jan-10	$2,931,444	1,944,831	1.5073
Feb-10	602,799	410,766	1.4675
Mar-10	—	—	1.5054
Apr-10	1,368,166	876,019	1.5618
May-10	—	—	1.5912
Jun-10	819,547	531,207	1.5428
Jul-10	—	—	1.5578
Aug-10	—	—	1.5365
Sep-10	—	—	1.6459
Oct-10	1,656,921	995,267	1.6648

CLASS DT

	Subscription
	Amount	Units	NAV (1)
Jan-10	$—	—	1.5484
Feb-10	—	—	1.5081
Mar-10	—	—	1.5478
Apr-10	—	—	1.6064
May-10	—	—	1.6373
Jun-10	—	—	1.5882
Jul-10	—	—	1.6043
Aug-10	—	—	1.5830
Sep-10	—	—	1.6964
Oct-10	—	—	1.7166

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

(b) Not applicable.

(c) Not applicable.

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

ML ASPECT FUTURESACCESS LLC

	By:	MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(Manager)

Date: November 12, 2010	By:	/s/ JUSTIN C. FERRI
Justin C. Ferri
Chief Executive Officer, President and Manager
(Principal Executive Officer)

Date: November 12, 2010

	By:	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial and Accounting Officer)