Form 10-K
period 2010-12-31
ML Aspect FuturesAccess LLC
filed 2011-03-15
CIK 1309132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒      Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of February 28, 2011 Units of limited liability company interest with an aggregate Net Asset Value of $290,369,902 were outstanding and held by non-affiliates.

Documents Incorporated by Reference

The registrant’s 2010 Annual Report and Reports of Independent Registered Public Accounting Firms, the annual report to security holders for the year ended December 31, 2010, is incorporated by reference into Part II, Item 8, and Part IV hereof and filed as an Exhibit herewith. Copies of the annual report are available free of charge by contacting Alternative Investments Client Services at 1-866-MER-ALTS.

ML ASPECT FUTURESACCESS LLC

ANNUAL REPORT FOR 2010 ON FORM 10-K

PART I

Item 1:          Business

(a)                                 General Development of Business:

ML Aspect FuturesAccess LLC (the “Fund”), a Merrill Lynch FuturesAccess Program (the “Program”) Fund, was organized under the Delaware Limited Liability Company Act on May 17, 2004 and commenced trading activities on April 1, 2005. The Fund issues new units of limited liability company interest (“Units”) at Net Asset Value per Unit (see Item 6 for discussion of net asset value and net asset value per unit for subscriptions and redemptions purposes hereinafter referred to as Net Asset Value and Net Asset Value per Unit) as of the beginning of each calendar month. The Fund engages in the speculative trading of futures, options on futures and forward contracts on a wide range of commodities. Aspect Capital Limited (“Aspect” or the “Trading Advisor”) is the Trading Advisor of the Fund.

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

The Program is a group of commodity pools sponsored by MLAI (each pool is a “Program Fund” or “FuturesAccess Fund” or collectively, “Program Funds”) each of which places substantially all of its assets in a managed futures or forward trading account managed by a single or multiple commodity trading advisors. Each Program Fund is generally similar in terms of fees, Classes of Units and redemption rights.  Each of the Program Funds implements a different trading strategy.

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

As of December 31, 2010 the Net Asset Value of the Fund  was $281,431,373 and the Net Asset Value per Unit  was $1.5811 for Class A, $1.4978 for Class C, $1.7531 for Class D,  $1.6163 for Class I, $1.7456 for Class DS and $1.8051 for Class DT.

Since the Fund began trading activities, the highest month-end Net Asset Value per Unit for Class A since Aspect began trading was $1.6080 (February 28, 2009) and the lowest was $0.9690 (April 30, 2005).  The highest month-end Net Asset Value per Unit for Class C since Aspect began trading was $1.5516 (February 28, 2009) and the lowest was $0.9682 (April 30, 2005).  The highest month-end Net Asset Value per Unit for Class D since Aspect began trading was $1.7531 (December 31, 2010) and the lowest was $0.9702 (April 30, 2005).  The highest month-end Net Asset Value per Unit for Class I since Aspect began trading was $1.6316 (February 28, 2009) and the lowest was $0.9693 (April 30, 2005). The highest month-end Net Asset Value per Unit for Class DS since inception was $1.7456 (December 31, 2010) and the lowest was $1.1631 (March 30, 2007).  The highest month-end Net Asset Value per Unit for Class DT since inception was $1.8051 (December 31, 2010) and the lowest was $1.1828 (August 30, 2007).

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

The Trading Advisor of the Fund, may exercise discretion in connection with its technical trading program in order to enforce risk parameters, address extraordinary market events or as otherwise determined by the Trading Advisor. Although the Trading Advisor’s trading program is continually evolving, there were no fundamental or material charges to the trading program during the 2010 fiscal year.

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

The Fund’s commitments to different types of markets — U.S. and non-U.S., regulated and non-regulated — differ substantially from time to time, as well as over time.  The Fund has no policy restricting its relative commitment to any of these different types of markets.

CONDENSED SCHEDULES OF INVESTMENTS

The Fund’s investments, defined as Net unrealized profit (loss) on open contracts in the Statements of Financial Condition, as of December 31, 2010 and 2009 are as follows:

December 31, 2010

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts	Profit (Loss)	Members’ Capital	Contracts	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	1,481	$4,028,204	1.43%	(28)	$(43,410)	-0.02%	$3,984,794	1.41%	February 2011 - March 2011
Currencies	4,389,809,925	5,856,246	2.08%	(940,119,865)	(1,499,079)	-0.53%	4,357,167	1.55%	March 2011
Energy	629	1,272,913	0.45%	(182)	(371,550)	-0.13%	901,363	0.32%	February 2011
Interest rates	2,781	24,462	0.01%	(847)	(263,739)	-0.09%	(239,277)	-0.08%	March 2011 - June 2013
Metals	631	4,435,389	1.58%	(51)	(267,468)	-0.10%	4,167,921	1.48%	February 2011 - April 2011
Stock indices	1,743	627,674	0.22%	(15)	49,594	0.02%	677,268	0.24%	January 2011 - March 2011

Total		$16,244,888	5.77%		$(2,395,652)	-0.85%	$13,849,236	4.92%

December 31, 2009

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts	Profit (Loss)	Members’ Capital	Contracts	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	1,523	$2,546,812	0.96%	(856)	$(68,607)	-0.03%	$2,478,205	0.93%	January 2010 - March 2010
Currencies	70,150,008	(354,360)	-0.13%	(177,950,000)	(600,291)	-0.23%	(954,651)	-0.36%	January 2010
Energy	380	738,906	0.27%	(46)	146,890	0.06%	885,796	0.33%	February 2010
Interest rates	10,072	(4,193,429)	-1.58%	(413)	82,065	0.03%	(4,111,364)	-1.55%	March 2010 - June 2010
Metals	940	(1,151,067)	-0.43%	(28)	(161,195)	-0.06%	(1,312,262)	-0.49%	February 2010 - April 2010
Stock indices	2,275	2,052,362	0.77%	(23)	(8,560)	0.00%	2,043,802	0.77%	January 2010 - March 2010

Total		$(360,776)	-0.14%		$(609,698)	-0.23%	$(970,474)	-0.37%

No individual contract’s unrealized gain or loss comprised greater than 5% of the Members’ Capital as of December 31, 2010 and 2009.

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

Certain of the Fund’s U.S. dollar “Cash Assets” are held by MLPF&S in customer segregated accounts and primarily invested in CFTC-eligible investments (including, without limitation, commercial paper, U.S. government and government agency securities, prime non-U.S. government securities, corporate notes and money market funds). Cash Assets may also be maintained in “offset accounts” at major U.S. banks, interest bearing savings accounts maintained with major U.S. banks unaffiliated with Merrill Lynch and/or money market investment funds that are managed by third party managers, including affiliates of Merrill Lynch.

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

To the extent that Cash Assets are placed with affiliates of Merrill Lynch, Merrill Lynch indirectly receives certain economic benefits and therefore has a conflict of interest in selecting such third parties. For example, Merrill Lynch may invest in money market funds managed by BlackRock, Inc. or its affiliates (“BlackRock”). Merrill Lynch is a stockholder in BlackRock and, therefore, potentially benefits from its economic interest in BlackRock whenever BlackRock receives compensation for managing Cash Assets invested in money market investment funds managed by BlackRock.

Interest Paid by Merrill Lynch on the Fund’s Non-U.S. Dollar Cash Assets

The Fund will generally earn interest, as described below, on its Cash Assets, which can be generally described as the cash actually held by the Fund, plus its “open trade equity” (unrealized gain and loss marked to market daily on open positions). Cash Assets are held primarily in U.S. dollars, and to a lesser extent in non-U.S. currencies, and comprise the following: (a) the Fund’s cash balances, plus open trade equity on U.S. futures; and (b) the Fund’s cash balances held in non-U.S. currencies as a result of realized profits and losses derived from its trading in non-U.S. dollar-denominated futures and options contracts, plus open trade equity on those exchanges which settle gains and losses on open positions in such contracts prior to closing out such positions. Cash Assets do not include, and the Fund does not earn interest income on, the Fund’s gains or losses on their open forward, commodity option and certain non-U.S. futures positions as such gains and losses are not collected or paid until such positions are closed out.

The Fund’s Cash Assets may be greater than, less than or equal to the Fund’s Net Asset Value (on which the redemption value of the Units is based) primarily because Net Asset Value reflects all gains and losses on open positions as well as accrued but unpaid expenses.

MLPF&S intends to pay interest on the Fund’s Cash Assets (irrespective of how such Cash Assets are held or invested) at the most favorable rate payable by MLPF&S to accounts of Merrill Lynch affiliates, from time to time, although the actual rate paid to the Fund may be lower. In no event, however, will the rate so paid on such Cash Assets be less than 75% of such prevailing rate. MLPF&S retains the additional economic benefit derived from possession of the Fund’s Cash Assets.

MLPF&S, in the course of acting as commodity broker for the Fund, lends certain currencies to, and borrows certain currencies from, the Fund. In the course of doing so, MLPF&S both retains certain amounts of interest and receives other economic benefits. In doing so, MLPF&S follows its standard procedures (as such procedures may change over time) for paying interest on the assets of the commodity pools sponsored by MLAI and other MLPF&S affiliates and traded through MLPF&S.

Charges

The following table summarizes the charges incurred by the Fund for the years ended December 31, 2010, 2009 and 2008.

	2010		2009		2008
Charges	Dollar Amount	% of Average Month-End Net Assets	Dollar Amount	% of Average Month-End Net Assets	Dollar Amount	% of Average Month-End Net Assets
Other Expenses	$560,827	0.21%	$715,230	0.25%	$743,997	0.26%
Sponsor fees	2,432,882	0.92%	2,675,732	0.94%	3,172,388	1.09%
Management fees	5,133,812	1.93%	5,395,714	1.89%	5,712,987	1.97%
Performance fees	2,071,209	0.78%	17,428	0.01%	16,320,740	5.62%
Total	$10,198,730	3.83%	$8,804,104	3.09%	$25,950,112	8.94%

The foregoing table does not reflect the bid-ask spreads paid by the Fund on its forward trading, or the benefits which may be derived by Merrill Lynch from the deposit of certain of the Fund’s U.S. dollar assets maintained at MLPF&S.

The Fund’s average month-end Net Assets during 2010, 2009 and 2008 equaled $265,659,876 $285,888,058 and $290,484,044, respectively.

During 2010, the interest expense for the Fund was $(922), or approximately (0.0003)% of the Fund’s average month-end Net Assets. During 2009, the Fund earned $17,255 in interest income, or approximately 0.01% of the Fund’s average month-end Net Assets.  During 2008, the Fund earned $5,306,094 in interest income, or approximately 1.83% of the Fund’s average month-end Net Assets.

Description of Current Charges

Recipient	Nature of Payment	Amount of Payment

MLPF&S	Brokerage Commissions

During 2010, 2009 and 2008 the average round-turn (each purchase and sale or sale and purchase of a single futures contract) rate of the Fund’s Brokerage Commissions was approximately $5.03, $6.07 and $6.03, respectively.

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

Class A Units are subject to a sales commission paid to MLPF&S ranging from 1.0% to 2.5%. Class D and Class I Units are subject to sales commissions up to 0.5%. The rate assessed to a given subscription is based upon the subscription amount. Sales commissions are deducted from proceeds prior to entering the Fund. Shares purchased and reflected in the fund records are net of any commissions charged by MLPF&S. Class C, Class DS and Class DT Units are not subject to any sales commissions.

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

Regulation

The CFTC has delegated to the National Futures Association (“NFA”) responsibility for the registration of “commodity trading advisors,” “commodity pool operators,” “futures commission merchants,” “introducing brokers” and their respective associated persons, and “floor brokers” and “floor traders.”  The Commodity Exchange Act requires commodity pool operators such as MLAI, commodity trading advisors such as the Trading Advisor and commodity brokers or futures commission merchants (“FCMs”) such as MLPF&S to be registered and to comply with various reporting and record keeping requirements.  CFTC regulations also require FCMs to maintain a minimum level of net capital.  In addition, the CFTC and certain commodities exchanges have established limits referred to as “speculative position limits” on the maximum net long or net short speculative positions that any person may hold or control in any particular futures or options contracts traded on U.S. commodities exchanges.  All accounts owned or managed by the Trading Advisor will be combined for position limit purposes.  The Trading Advisor could be required to liquidate positions in order to comply with such limits.  Any such liquidation could result in substantial costs to the Fund.  In addition, many futures exchanges impose limits beyond which the price of a futures contract may not trade during the course of a trading day, and there is a potential for a futures contract to reach its daily price limit for several days in a row, making it impossible for the Trading Advisor to liquidate a position and thereby experiencing dramatic losses.  Currency forward contracts currently are not subject to regulation by any U.S. government agency.

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

Forward Trading

The Fund will trade in the forward markets, in addition to trading in the futures markets.  None of the Commodity Futures Trading Commission, the National Futures Association, futures exchanges or banking authorities currently regulates the forward markets, and accordingly such markets are not subject to the breadth of regulation applicable to the futures markets. The forward markets are over-the-counter, non- exchange,  traded markets, and in trading in these forward markets, the Fund will be dependent on the credit standing of the counterparties with which they trade, without the financial support of any clearinghouse system, as well as on the continued operation of the counterparties. This results in the risk that a counterparty may not settle a transaction with the Fund in accordance with its terms, because the counterparty is either unwilling or unable to do so, for example, because of a credit or liquidity problem affecting the counterparty, potentially resulting in significant loss.  In addition, the prices offered for the same forward contract may vary significantly among different forward market participants.  Forward markets counterparties are under no obligation to enter into forward transactions with the Fund, including transactions through which the Fund is attempting to liquidate open positions.

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

Regulatory Change Could Restrict the Fund’s Operations

The Fund implements speculative, highly leveraged strategies.  From time to time there is governmental scrutiny of these types of strategies and political pressure to regulate their activities.  The CFTC and the exchanges are authorized to take extraordinary actions in the event of a market emergency, including, for example, the retroactive implementation of speculative position limits or higher margin requirements, the establishment of daily price limits and the suspension of trading. The regulation of futures, forward and option transactions in the United States is a rapidly changing area of law and is subject to modification by government and judicial action.  In addition, several U.S. legislators and the CFTC have expressed the concern that speculative futures traders, and commodity funds in particular, may be responsible for unwarranted and dramatic swings in the prices of commodities.  Non-U.S. governments have from time to time blamed the declines of their currencies on speculative currency trading and imposed restrictions on speculative trading in certain markets.

Regulatory changes could adversely affect the Fund by restricting its markets, limiting its trading and/or increasing the taxes to which investors are subject.  Adverse regulatory initiatives could develop suddenly and without notice.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”) was enacted in July 2010.  The Reform Act includes provisions that comprehensively regulate the over-the-counter derivatives markets for the first time.  The Reform Act requires that a substantial portion of over-the-counter derivatives be executed in regulated markets and submitted for clearing to regulated clearinghouses.  Those over-the-counter derivatives may include over-the-counter foreign exchange forwards and swaps which are traded by the Fund, although the U.S. Treasury has the discretion to exclude foreign exchange forwards and swaps from certain of the regulatory requirements. If these forwards and swaps are not so excluded, the Reform Act may require them to be cleared and may subject the Fund, the Trading Advisor, the Sponsor and/or the Fund’s counterparties to additional regulatory requirements including minimum initial and variation margin requirements, minimum capital requirements, registration with the SEC and/or the CFTC, new business conduct standards, disclosure requirements, reporting and recordkeeping requirements, transparency requirements, position limits, limitations on conflicts of interest and other regulatory burdens.  Some or all of these requirements may apply even if forwards and swaps are excluded by the U.S. Treasury.  These new regulatory burdens would further increase the dealers’ costs, which costs are expected to be passed through to other market participants such as the Fund in the form of higher fees and less favorable dealer marks.  They may also render certain strategies in which the Trading Advisor might otherwise engage impossible, or so costly that they will no longer be economical, to implement.

Additionally, the Reform Act, under what is commonly referred to as the “Volcker Rule,” may restrict banking entities or their affiliates, such as MLAI and certain other financial entities, from (i) purchasing units or other ownership interests in, or sponsoring, hedge funds or private equity funds (such as the Fund), with the exception of maintaining a de minimis investment, subject to certain other conditions and/or exceptions, (ii) engaging in proprietary trading and (iii) certain transactions involving conflicts of interest.  The regulations and interpretations with respect to the Reform Act have yet to be issued, and the full import of the Reform Act is not yet clear.  Once such regulations are issued and become effective, MLAI may take certain actions that it determines, in its sole discretion, to be necessary or advisable to comply with the Reform Act.  Such changes may include, but are not limited to, the complete or partial redemption or transfer of any Units held by MLAI and/or the compulsory redemption of U.S. persons from the Fund.  These actions may have a material adverse effect on the Fund and investors.

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

Risk of Loss Due to the Bankruptcy or Failure of Counterparties, Brokers and Exchanges

The Fund is subject to the risk of the insolvency of its counterparties (such as broker-dealers, futures commission merchants, exchanges, clearinghouses, banks or other financial institutions, including MLPF&S).  Consequently, losses to the Fund could develop and substantially affect performance if insolvency of any of these counterparties occurs.  The Fund’s assets could be lost or impounded during a counterparty’s bankruptcy or insolvency proceedings and a substantial portion or all of the Fund’s assets may become unavailable to it either permanently or for a matter of years.  Were any such bankruptcy or insolvency to occur or were the threat of such bankruptcy or insolvency here to occur, MLAI might decide to liquidate the Fund or suspend limit or otherwise alter trading, perhaps causing the Fund to miss significant profit opportunities. In connection with offshore futures and over-the-counter forward trading, there are increased risks in dealing with offshore brokers and unregulated trading counterparties, including the risk that assets may not benefit from the protection afforded to “customer funds” deposited with regulated brokers and dealers.

Item 1B: Unresolved Staff Comments

Not applicable.

Item 2:   Properties

The Fund does not use any physical properties in the conduct of its business.

The Fund’s offices are the administrative offices of MLAI (Merrill Lynch Alternative Investments LLC, Four World Financial Center, 10th. Floor, 250 Vesey Street New York, New York 10080).  MLAI performs administrative services for the Fund from MLAI’s offices.

Item 3:   Legal Proceedings

None.

Item 4:   (Removed and Reserved)

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

(b)           Holders:

As of December 31, 2010, there were 2,401 holders of Units, including MLAI, none of whom owned 5% or more of the Fund’s Units.

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

CLASS A				CLASS C

	Subscription				Subscription
	Amount	Units	NAV (1)		Amount	Units	NAV (1)
Jan-10	$99,447	71,756	1.3859	Jan-10	$205,992	155,337	1.3261
Feb-10	267,112	198,213	1.3476	Feb-10	779,995	605,398	1.2884
Mar-10	64,347	46,605	1.3807	Mar-10	250,952	190,259	1.3190
Apr-10	48,748	34,075	1.4306	Apr-10	625,232	457,878	1.3655
May-10	328,929	225,959	1.4557	May-10	444,753	320,358	1.3883
Jun-10	135,521	96,136	1.4097	Jun-10	772,846	575,334	1.3433
Jul-10	377,489	265,538	1.4216	Jul-10	641,987	474,316	1.3535
Aug-10	302,246	215,828	1.4004	Aug-10	1,013,985	761,136	1.3322
Sep-10	43,874	29,282	1.4983	Sep-10	1,344,251	943,930	1.4241
Oct-10	111,145	73,431	1.5136	Oct-10	2,693,986	1,874,077	1.4375
Nov-10	132,904	84,636	1.5703	Nov-10	985,770	661,546	1.4901
Dec-10	538,198	357,916	1.5037	Dec-10	613,988	430,657	1.4257
Jan-11	231,070	146,145	1.5811	Jan-11	1,441,610	962,485	1.4978
Feb-11	461,726	296,244	1.5586	Feb-11	2,829,957	1,918,225	1.4753

CLASS D				CLASS I

	Subscription				Subscription
	Amount	Units	NAV (1)		Amount	Units	NAV (1)
Jan-10	$—	—	1.5138	Jan-10	$—	—	1.4111
Feb-10	—	—	1.4738	Feb-10	—	—	1.3725
Mar-10	—	—	1.5119	Mar-10	533,197	379,014	1.4068
Apr-10	—	—	1.5685	Apr-10	19,999	13,716	1.4581
May-10	—	—	1.5980	May-10	9,999	6,737	1.4842
Jun-10	—	—	1.5495	Jun-10	114,998	79,982	1.4378
Jul-10	—	—	1.5645	Jul-10	50,000	34,473	1.4504
Aug-10	—	—	1.5431	Aug-10	24,874	17,404	1.4292
Sep-10	—	—	1.6530	Sep-10	64,999	42,494	1.5296
Oct-10	—	—	1.6719	Oct-10	118,538	76,689	1.5457
Nov-10	—	—	1.7368	Nov-10	650,000	405,161	1.6043
Dec-10	—	—	1.6652	Dec-10	319,995	208,235	1.5367
Jan-11	999,999	570,418	1.7531	Jan-11	2,090,162	1,293,177	1.6163
Feb-11	—	—	1.7304	Feb-11	162,999	102,264	1.5939

CLASS DS				CLASS DT

	Subscription				Subscription
	Amount	Units	NAV (1)		Amount	Units	NAV (1)
Jan-10	$2,931,444	1,944,831	1.5073	Jan-10	$—	—	1.5484
Feb-10	602,799	410,766	1.4675	Feb-10	—	—	1.5081
Mar-10	—	—	1.5054	Mar-10	—	—	1.5478
Apr-10	1,368,166	876,019	1.5618	Apr-10	—	—	1.6064
May-10	—	—	1.5912	May-10	—	—	1.6373
Jun-10	819,547	531,207	1.5428	Jun-10	—	—	1.5882
Jul-10	—	—	1.5578	Jul-10	—	—	1.6043
Aug-10	—	—	1.5365	Aug-10	—	—	1.5830
Sep-10	—	—	1.6459	Sep-10	—	—	1.6964
Oct-10	1,656,921	995,267	1.6648	Oct-10	—	—	1.7166
Nov-10	—	—	1.7294	Nov-10	—	—	1.7860
Dec-10	2,416,966	1,457,672	1.6581	Dec-10	—	—	1.7110
Jan-11	222,841	127,659	1.7456	Jan-11	—	—	1.8051
Feb-11	364,194	211,372	1.7230	Feb-11	—	—	1.7824

(1) Beginning of the month Net Asset Value

Class A Units are subject to a sales commission paid to MLPF&S ranging from 1.0% to 2.5%.  Class D and Class I Units are subject to sales commissions up to 0.5%.  The rate assessed to a given subscription is based upon the subscription amount.  Sales commissions are directly deducted from subscription amounts.  Class C, Class DS and Class DT Units are not subject to any sales commissions.

Item 5(b)

Not applicable.

Item 5(c)

Not applicable.

Item 6:   Selected Financial Data

The following selected financial data has been derived from the financial statements of the Fund.

Statements of Operations	For the year ended December 31, 2010	For the year ended December 31, 2009	For the year ended December 31, 2008	For the year ended December 31, 2007	For the year ended December 31, 2006

Trading profit (loss)
Realized, net	$33,030,812	$(15,245,520)	$93,209,117	$12,040,023	$3,685,911
Change in unrealized, net	14,819,710	(12,836,984)	2,497,935	3,857,805	4,871,886
Brokerage commissions	(631,326)	(799,706)	(787,841)	(1,052,707)	(364,137)
Total trading profit (loss)	47,219,196	(28,882,210)	94,919,211	14,845,121	8,193,660

INVESTMENT INCOME (EXPENSE):
Interest	(922)	17,255	5,306,094	10,674,137	3,456,878

EXPENSES:
Management fees	5,133,812	5,395,714	5,712,987	4,139,254	1,479,278
Performance fees	2,071,209	17,428	16,320,740	2,038,070	1,416,045
Sponsor fees	2,432,882	2,675,732	3,172,388	2,781,129	1,358,328
Other	560,827	715,230	743,997	665,497	663,356
Total Expenses	10,198,730	8,804,104	25,950,112	9,623,950	4,917,007

NET INVESTMENT INCOME (LOSS)	(10,199,652)	(8,786,849)	(20,644,018)	1,050,187	(1,460,129)

NET INCOME (LOSS)	$37,019,544	$(37,669,059)	$74,275,193	$15,895,308	$6,733,531

Balance Sheet Data	December 31, 2010	December 31, 2009	December 31, 2008	December 31, 2007	December 31, 2006

Members’ Capital	$281,431,373	$265,629,162	$320,433,806	$266,014,974	$119,476,920
Net Asset Value per Class A Unit	1.5811	1.3859	1.5927	1.2538	1.1660
Net Asset Value per Class C Unit	1.4978	1.3261	1.5393	1.2234	1.1491
Net Asset Value per Class D Unit	1.7531	1.5138	1.7134	1.3241	1.2130
Net Asset Value per Class I Unit	1.6163	1.4111	1.6142	1.2649	1.1716
Net Asset Value per Class DS Unit	1.7456	1.5073	1.7067	1.3245	—
Net Asset Value per Class DT Unit	1.8051	1.5484	1.7442	1.3283	—

MLAI believes that the Net Asset Value used to calculate subscription and redemption value and report performance to investors throughout the year is useful information for the Members of the Fund.

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS A

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2006	$1.0832	$1.0733	$1.1176	$1.1701	$1.1235	$1.1246	$1.0782	$1.0669	$1.0714	$1.1159	$1.1183	$1.1662
2007	$1.1952	$1.1332	$1.1134	$1.1604	$1.2217	$1.2604	$1.2019	$1.1348	$1.1944	$1.2622	$1.2253	$1.2539
2008	$1.3141	$1.4206	$1.3950	$1.3319	$1.3723	$1.4646	$1.3590	$1.3134	$1.3544	$1.4584	$1.5330	$1.5925
2009	$1.5995	$1.6080	$1.5546	$1.5051	$1.4710	$1.3497	$1.3304	$1.3808	$1.4201	$1.3541	$1.4613	$1.3859
2010	$1.3476	$1.3807	$1.4306	$1.4557	$1.4097	$1.4216	$1.4004	$1.4983	$1.5136	$1.5703	$1.5037	$1.5811

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS C

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2006	$1.0768	$1.0662	$1.1093	$1.1595	$1.1115	$1.1131	$1.0663	$1.0543	$1.0579	$1.1008	$1.1025	$1.1493
2007	$1.1769	$1.1150	$1.0946	$1.1399	$1.1991	$1.2361	$1.1777	$1.1102	$1.1684	$1.2337	$1.1966	$1.2235
2008	$1.2812	$1.3839	$1.3578	$1.2952	$1.3335	$1.4221	$1.3183	$1.2729	$1.3116	$1.4115	$1.4827	$1.5392
2009	$1.5447	$1.5516	$1.4988	$1.4499	$1.4159	$1.2980	$1.2783	$1.3257	$1.3623	$1.2979	$1.3995	$1.3261
2010	$1.2884	$1.3190	$1.3655	$1.3883	$1.3433	$1.3535	$1.3322	$1.4241	$1.4375	$1.4901	$1.4257	$1.4978

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS D

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2006	$1.1148	$1.1086	$1.1563	$1.2076	$1.1546	$1.1599	$1.1142	$1.1039	$1.1100	$1.1575	$1.1618	$1.2134
2007	$1.2452	$1.1823	$1.1631	$1.2137	$1.2795	$1.3217	$1.2620	$1.1901	$1.2557	$1.3299	$1.2926	$1.3244
2008	$1.3898	$1.5043	$1.4790	$1.4131	$1.4586	$1.5606	$1.4478	$1.4000	$1.4464	$1.5617	$1.6460	$1.7137
2009	$1.7234	$1.7347	$1.6790	$1.6277	$1.5928	$1.4633	$1.4441	$1.5007	$1.5454	$1.4754	$1.5942	$1.5138
2010	$1.4738	$1.5119	$1.5685	$1.5980	$1.5495	$1.5645	$1.5431	$1.6530	$1.6719	$1.7368	$1.6652	$1.7531

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS I

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2006	$1.0786	$1.0690	$1.1139	$1.1664	$1.1231	$1.1270	$1.0815	$1.0705	$1.0754	$1.1204	$1.1235	$1.1723
2007	$1.2019	$1.1402	$1.1206	$1.1683	$1.2304	$1.2699	$1.2113	$1.1442	$1.2044	$1.2732	$1.2363	$1.2656
2008	$1.3268	$1.4348	$1.4094	$1.3460	$1.3874	$1.4815	$1.3746	$1.3287	$1.3707	$1.4770	$1.5535	$1.6148
2009	$1.6225	$1.6316	$1.5781	$1.5284	$1.4943	$1.3715	$1.3523	$1.4041	$1.4445	$1.3778	$1.4874	$1.4111
2010	$1.3725	$1.4068	$1.4581	$1.4842	$1.4378	$1.4504	$1.4292	$1.5296	$1.5457	$1.6043	$1.5367	$1.6163

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DS

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2007	n/a	n/a	$1.1631	$1.2137	$1.2795	$1.3217	$1.2614	$1.1920	$1.2570	$1.3300	$1.2927	$1.3245
2008	$1.3899	$1.5043	$1.4792	$1.4146	$1.4589	$1.5579	$1.4487	$1.3950	$1.4491	$1.5609	$1.6417	$1.7065
2009	$1.7162	$1.7274	$1.6719	$1.6207	$1.5860	$1.4570	$1.4379	$1.4943	$1.5388	$1.4691	$1.5874	$1.5073
2010	$1.4675	$1.5054	$1.5618	$1.5912	$1.5428	$1.5578	$1.5365	$1.6459	$1.6648	$1.7294	$1.6581	$1.7456

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DT

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2007	n/a	n/a	n/a	n/a	$1.2795	$1.3245	$1.2568	$1.1828	$1.2485	$1.3338	$1.2912	$1.3283
2008	$1.3982	$1.5206	$1.4941	$1.4248	$1.4730	$1.5804	$1.4624	$1.4125	$1.4617	$1.5837	$1.6724	$1.7440
2009	$1.7551	$1.7679	$1.7111	$1.6593	$1.6245	$1.4930	$1.4740	$1.5325	$1.5788	$1.5078	$1.6300	$1.5484
2010	$1.5081	$1.5478	$1.6064	$1.6373	$1.5882	$1.6043	$1.5830	$1.6964	$1.7166	$1.7860	$1.7110	$1.8051

ML ASPECT FUTURESACCESS LLC

(CLASS A UNITS) (5)

December 31, 2010

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: April 2005

Aggregate Subscriptions:    $34,203,716

Current Capitalization:   $22,971,428

Worst Monthly Drawdown(2):  (8.25)% (June 2009)

Worst Peak-to-Valley Drawdown(3):  (17.27)%  (March — July 2009)

Net Asset Value per Unit for Class A, December 31, 2010:   $1.5811

Monthly Rates of Return (4)

Month	2010	2009	2008	2007	2006
January	(2.76)%	0.44%	4.80%	2.49%	1.62%
February	2.46	0.53	8.10	(5.19)	(0.91)
March	3.61	(3.32)	(1.80)	(1.75)	4.12
April	1.75	(3.18)	(4.52)	4.22	4.70
May	(3.16)	(2.27)	3.03	5.29	(3.98)
June	0.84	(8.25)	6.73	3.17	0.10
July	(1.49)	(1.43)	(7.21)	(4.64)	(4.13)
August	6.99	3.79	(3.36)	(5.59)	(1.05)
September	1.02	2.85	3.12	5.26	0.43
October	3.75	(4.65)	7.68	5.67	4.15
November	(4.24)	7.92	5.12	(2.93)	0.22
December	5.15	(5.16)	3.88	2.33	4.28
Compound Annual Rate of Return	14.08%	(12.97)%	27.00%	7.52%	9.40%

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit.  The inception to date total return is 58.11%.

ML ASPECT FUTURESACCESS LLC

(CLASS C UNITS) (5)

December 31, 2010

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: April 2005

Aggregate Subscriptions:    $147,595,797

Current Capitalization:   $88,872,223

Worst Monthly Drawdown(2):  (8.33)% (June 2009)

Worst Peak-to-Valley Drawdown(3):  (17.61)%  (March — July 2009)

Net Asset Value per Unit for Class C, December 31, 2010:   $1.4978

Monthly Rates of Return (4)

Month	2010	2009	2008	2007	2006
January	(2.84)%	0.36%	4.72%	2.40%	1.53%
February	2.38	.45	8.02	(5.26)	(0.98)
March	3.53	(3.40)	(1.89)	(1.83)	4.04
April	1.67	(3.26)	(4.61)	4.13	4.52
May	(3.24)	(2.34)	2.96	5.20	(4.14)
June	0.76	(8.33)	6.64	3.08	0.15
July	(1.57)	(1.52)	(7.30)	(4.72)	(4.20)
August	6.90	3.71	(3.44)	(5.73)	(1.13)
September	0.94	2.76	3.04	5.24	0.34
October	3.66	(4.73)	7.62	5.59	4.06
November	(4.32)	7.83	5.04	(3.01)	0.15
December	5.06	(5.24)	3.81	2.25	4.24
Compound Annual Rate of Return	12.95%	(13.86)%	25.80%	6.46%	8.37%

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit. The inception to date total return is 49.77%.

ML ASPECT FUTURESACCESS LLC

(CLASS D UNITS) (5)

December 31, 2010

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: April 2005

Aggregate Subscriptions:    $31,601,374

Current Capitalization:   $10,968,679

Worst Monthly Drawdown(2):  (8.13)% (June 2009)

Worst Peak-to-Valley Drawdown(3):  (16.75)%  (March 2009 — October 2010)

Net Asset Value per Unit for Class D, December 31, 2010:   $1.7531

Monthly Rates of Return (4)

Month	2010	2009	2008	2007	2006
January	(2.64)%	0.57%	4.94%	2.61%	1.75%
February	2.59	0.66	8.24	(5.05)	(0.55)
March	3.74	(3.21)	(1.68)	(1.63)	4.30
April	1.88	(3.06)	(4.46)	4.35	4.44
May	(3.04)	(2.14)	3.22	5.42	(4.39)
June	0.97	(8.13)	6.99	3.30	0.46
July	(1.37)	(1.31)	(7.23)	(4.52)	(3.93)
August	7.12	3.92	(3.30)	(5.69)	(0.92)
September	1.14	2.98	3.31	5.51	0.55
October	3.88	(4.53)	7.97	5.91	4.28
November	(4.12)	8.05	5.40	(2.80)	0.37
December	5.28	(5.04)	4.11	2.46	4.45
Compound Annual Rate of Return	15.81%	(11.68)%	29.38%	9.15%	10.74%

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit.  The inception to date total return is 75.31%.

ML ASPECT FUTURESACCESS LLC

(CLASS I UNITS) (5)

December 31, 2010

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: April 2005

Aggregate Subscriptions:    $25,955,329

Current Capitalization:   $9,909,054

Worst Monthly Drawdown(2):  (8.22)%  (June 2009)

Worst Peak-to-Valley Drawdown(3):  (17.12)%  (March — July 2009)

Net Asset Value per Unit for Class I, December 31, 2010:   $1.6163

Monthly Rates of Return (4)

Month	2010	2009	2008	2007	2006
January	(2.74)%	0.48%	4.84%	2.52%	1.65%
February	2.50	0.56	8.14	(5.14)	(0.89)
March	3.65	(3.28)	(1.77)	(1.72)	4.20
April	1.79	(3.15)	(4.50)	4.25	4.71
May	(3.13)	(2.23)	3.08	5.32	(3.71)
June	0.88	(8.22)	6.78	3.20	0.35
July	(1.46)	(1.40)	(7.22)	(4.61)	(4.04)
August	7.02	3.83	(3.34)	(5.54)	(1.02)
September	1.05	2.88	3.16	5.26	0.46
October	3.79	(4.62)	7.76	5.71	4.18
November	(4.21)	7.95	5.18	(2.89)	0.28
December	5.18	(5.13)	3.95	2.37	4.35
Compound Annual Rate of Return	14.54%	(12.63)%	27.60%	7.95%	10.48%

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit.  The inception to date total return is 61.63%.

ML ASPECT FUTURESACCESS LLC

(CLASS DS UNITS) (5) (6)

December 31, 2010

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: April 2007

Aggregate Subscriptions:    $108,137,077

Current Capitalization:   $103,143,351

Worst Monthly Drawdown(2):  (8.13)%  (June 2009)

Worst Peak-to-Valley Drawdown(3):  (16.75)%  (March 2009 — October 2010)

Net Asset Value per Unit for Class DS, December 31, 2010:   $1.7456

Monthly Rates of Return (4)

Month	2010	2009	2008	2007
January	(2.64)%	0.57%	4.94%	—
February	2.58	0.65	8.23	—
March	3.75	(3.21)	(1.67)	—
April	1.88	(3.06)	(4.37)	4.35%
May	(3.04)	(2.14)	3.13	5.42
June	0.97	(8.13)	6.79	3.30
July	(1.37)	(1.31)	(7.01)	(4.56)
August	7.12	3.92	(3.71)	(5.50)
September	1.15	2.98	3.88	5.45
October	3.88	(4.53)	7.72	5.81
November	(4.12)	8.05	5.18	(2.80)
December	5.28	(5.05)	3.95	2.46
Compound Annual Rate of Return	15.81%	(11.69)%	28.85%	13.88%

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit. The inception to date total return is 74.56%.

(6) Class DS was previously known as Class D-SM.

ML ASPECT FUTURESACCESS LLC

(CLASS DT UNITS) (5) (6)

December 31, 2010

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: June 2007

Aggregate Subscriptions:    $97,172,431

Current Capitalization:   $45,566,638

Worst Monthly Drawdown(2):  (8.09)%  (June 2009)

Worst Peak-to-Valley Drawdown(3):  (16.62)%  (March 2009 — October 2010)

Net Asset Value per Unit for Class DT, December 31, 2010:   $1.8051

Monthly Rates of Return (4)

Month	2010	2009	2008	2007
January	(2.6)%	0.64%	5.26%	—
February	2.63	0.73	8.75	—
March	3.79	(3.22)	(1.75)	—
April	1.92	(3.02)	(4.63)	—
May	(3.00)	(2.10)	3.38	—
June	1.01	(8.09)	7.29	3.25%
July	(1.33)	(1.27)	(7.47)	(5.11)
August	7.16	3.97	(3.41)	(5.88)
September	1.19	3.02	3.48	5.55
October	4.04	(4.50)	8.35	6.83
November	(4.20)	8.10	5.60	(3.20)
December	5.50	(5.01)	4.28	2.88
Compound Annual Rate of Return	16.58%	(11.23)%	31.29%	3.81%

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit.  The inception to date total return is 74.22%.

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

Results of Operations

General

Aspect’s objective in providing trading management services is to effect appreciation of the assets of its clients through the speculative trading of financial instruments of any kind, which includes without limitation: (i) futures contracts that are now traded, or may be traded in the future, on exchanges located in the United States and abroad and options on such futures contracts and (ii) foreign currencies, foreign currency futures contracts, foreign currency forward contracts, foreign currency forward contracts and options relating thereto.

Performance Summary

This performance summary is an outline description of how the Fund performed in the past, not necessarily any indication of how it will perform in the future.  In addition, the general causes to which certain price movements are attributed may or may not have caused such movements, but simply occurred at or about the same time.

Year ended December 31, 2010

Total Trading
Profit (Loss)

Interest Rates	$37,860,194
Agricultural	7,006,075
Currencies	12,209,555
Energy	(8,362,667)
Metals	5,265,584
Stock Indices	(6,128,219)
47,850,522
Change in Brokerage Commission Payable	(631,326)
$47,219,196

The Fund experienced a net trading profit before brokerage commissions and related fees for the year ended December 31, 2010 of $47,850,522.  Profits were primarily attributable to the Fund trading in the interest rate, currency, agriculture and metal sectors posting profits. The stock indices and the energy sectors posted losses.

The interest rate sector posted profits to the Fund. Profits were posted to the Fund at the beginning of the first quarter. Long positions in fixed income markets benefited from the move toward risk aversion due to United Kingdom data and comments by the Bank of England and the European Central Bank. The prevailing macroeconomic sentiment oscillated between risk aversion and inflationary concerns with the former being marginally dominant in February. As a result, profits were posted to the Fund in the middle of the first quarter from the long positions in both short-term interest rate futures contracts and some bond markets. Data releases pointing to economic recovery drove the prices of risky assets higher in March despite some continued concerns about European sovereign debt mid-month.  Consequently, global stock markets rallied and bond markets sold off with the Japanese Government Bonds being the worst performer for the sector. European interest rate markets were buoyed by concerns over Greece and poor economic data out of the United Kingdom resulted in losses being posted to the Fund at the end of the first quarter. The sovereign credit downgrades in Europe provided the opportunity for the trading program’s long positions in fixed income to post profits to the Fund at the beginning of the second quarter. Fixed income markets saw positive performance throughout the month of May as the general risk aversion saw these markets rally strongly resulting in profits being posted to the Fund. The best performances came from the trading program’s long positions in European and United Kingdom markets at both ends of the curve. Fixed income prices rallied, particularly towards the end of June as investors questioned the sustainability of global growth given the poor economic data out of the United States, Japan and China and concerns about the creditworthiness of European banks and governments. The commitment of central banks to keep interest rates at current levels also helped boost the price of interest rate futures. The second quarter ended with profits being posted to the Fund. Profits were posted to the Fund at the beginning of the third quarter. In the United States, weaker than expected economic data released in the middle of the month pushed both government bonds and short term interest rate futures higher. In the United Kingdom, the trend was briefly derailed by unexpectedly strong gross domestic product figures but prices recovered following the Bank of England statement playing down the significance of this on the outlook for interest rates. Profits continued to be posted in the middle of the third quarter as risk-aversion continued in the markets, which was fuelled by poor economic data out of the United States and dovish comments by the Federal Reserve’s Chairman early in the month. The United Kingdom, Europe and Japan also released weak data. Consequently, the majority of global stock markets sold off which resulted in losses. Against this backdrop, fixed income markets rallied worldwide and the U.S. dollar strengthened, resulting in profits posted to the Fund in the middle of the third quarter.  September started with investor optimism following strong manufacturing numbers out of China and the United States. Consequently, fixed income markets sold off, to the detriment of the trading program’s long positions, while equity markets rallied. However, the prices of U.S. bonds recovered following the U.S. Federal Reserve’s comments towards the end of the month about the possibility of a further round of quantitative easing resulting in profits being posted to the Fund at the end of the third quarter. Losses were posted to the Fund at the beginning of the fourth quarter as long bond positions incurred losses as the threat of a double-dip recession waned. For the first time, U.S. Treasury Inflation Protected Securities maturing in five years time were sold at a negative yield, highlighting the overwhelming demand for inflation protection. Losses continued to be posted to the Fund in the middle of the fourth quarter incurred from losses on the trading program’s long bond positions as yields across the curve rose in the United States and the United Kingdom. In Japan, stronger-than-expected gross domestic product growth helped push Japanese equities higher. The trading program’s long position in Japanese Government Bonds incurred losses due to the reduced demand for the perceived safety of fixed income in December. The decision to extend the tax cuts in the United States led to an aggressive sell-off in U.S. Treasuries and a general sell-off in global fixed income. The fourth quarter ended with losses posted to the Fund.

The currency sector posted profits to the Fund. Losses were posted to the Fund at the beginning of the first quarter due to the net short exposure to the strengthening of the U.S. dollar. The weakness of the euro and the British pound provided opportunity for profits posted to the Fund in the middle of the first quarter. In currencies, emerging market and commodity currencies strengthened against the U.S. dollar to the benefit of the trading program’s positioning, resulting in profits being posted to the Fund at the end of the first quarter. Positive returns in currency markets were driven by a weakening Euro and emerging market exposure resulting in profits posted to the Fund at the beginning of the second quarter. The strengthening U.S. dollar yielded profits in the trading program’s long positions against the major European currencies which was not enough to offset losses in the U.S. dollar against the Australian dollar resulting in losses being posted to the Fund in the middle of the second quarter. The currency sector was the worst performer in the month of June as losses in short positions in the Swiss franc and British pound exposures offset small gains in short positions in Euro. The Swiss National Bank decided that deflationary risks were no longer a threat and stopped limiting the Swiss franc’s strength, while in the United Kingdom the emergency budget and commentary surrounding it caused the British pound to strengthen against the U.S. dollar and the second quarter ended with losses posted to the Fund. Profits were posted to the Fund at the beginning of the third quarter. In July a similar pattern to recent months, positive performance was seen in currency markets despite volatility towards the end of the month. Losses were posted to the Fund in the middle of the third quarter as the U.S. dollar strengthened which was fuelled by poor economic data out of the United States and dovish comments by the Federal Reserve’s Chairman early in the month. The United Kingdom, Europe and Japan also released weak data. Losses on the trading program’s net short exposure to the U.S. dollar were partially offset by gains on long exposures to other safe-haven currencies, namely the Swiss franc and the Japanese yen. The Japanese yen hit 15-year highs in August and the Bank of Japan met several times to discuss the Japanese yen’s strength. Profits were posted to the Fund at the end of the third quarter. The U.S. dollar declined to the benefit of the trading program’s net short positioning, particularly against commodity currencies and the Swiss franc. Long positions in emerging market currencies also contributed positively. Losses were posted to the Fund at the beginning of the fourth quarter as the U.S. dollar continued its slide against major trading partners, reaching 15-year lows against the Japanese yen and briefly touching parity with the commodity-led Australian dollar. Losses were posted to the Fund in the middle of the fourth quarter as concerns about European sovereign debt contagion pushed the euro lower, while the U.S. dollar strengthened against major currencies, to the detriment of the trading program’s net short U.S. dollar positioning. Risk aversion was also driven by monetary tightening in China causing risky assets to sell off. This robust performance from risky assets reduced safe-haven demand for the U.S. dollar, which lost ground against major currencies to the benefit of the trading program’s net short exposure. The best performance in December came from the commodity-driven Australian dollar, which reached its highest level against the U.S. dollar since July 1982 as the fourth quarter ended with profits being posted to the Fund.

The agriculture sector posted profits to the Fund. Profits were posted to the Fund at the beginning of the first quarter. Gains on long exposure to sugar markets, whose price rallied due to supply concerns, more than offset losses on long positions in the soy complex and cotton. Losses were posted to the Fund in the middle of the first quarter as the longer term bull market in sugar reversed sharply from multi year highs as output in both Brazil and India rose. Positive performance on short positions in corn and wheat was more than offset by losses in sugar and coffee.  The sugar losses were incurred when prices fell to an eleven week low as the supply outlook improved.  The first quarter ended with losses being posted to the Fund. Losses were posted to the Fund at the beginning of the second quarter with gains on short positions in sugar being offset by losses on short positions in grains. Stocks and commodities sold off which hurt the trading program’s long exposures in agriculture resulting in losses being posted to the Fund in the middle of the second quarter. In agricultures, the New York Mercantile Exchange front-month coffee futures rallied over the course of June to the detriment of the trading program’s short positions, resulting in losses being posted to the Fund at the end of the second quarter. The trading program’s short position in wheat suffered as the market saw its biggest monthly gain since 1973 driven by supply concerns over droughts in Russia and Ukraine. However, long exposure in coffee profited as prices reached a 12-year high which was not enough to offset losses being posted to the Fund at the beginning of the third quarter. Losses continued to be posted to the Fund in the middle of the third quarter which was largely driven by losses on the trading program’s long positions in Robusta coffee. After range bound behavior for most of the August, prices pulled back sharply towards the end of the month following strong export numbers out of Vietnam. Profits were posted to the Fund at the end of the third quarter which was driven by gains on long positions in cotton, soy complex, sugar and corn. Grain prices rallied after delays in the United States harvest and poor crop yields. Cotton reached 15-year highs as poor weather in China and floods in Pakistan damaged crops. A report by the U.S. Department of Agriculture early in October highlighted the effects of adverse weather on harvests in grains and softs resulting in profits posted to the Fund. The trading program made gains on its long positions in agricultural at the beginning of November due to U.S. dollar weakness and some agricultural supply side concerns. However, the remainder of the month was characterized by risk aversion resulting in losses being posted to the Fund in the middle of the fourth quarter. The fourth quarter ended with profits being posted to the Fund as prices were being driven upwards by supply and weather concerns.

The metals sector posted profits to the Fund. Losses were posted to the Fund at the beginning of the first quarter. Poorer growth outlook resulted in many commodities markets selling off. This was particularly detrimental to the trading program’s long positions in industrial metals. The month of February was, to a large degree, dominated by news flow relating to the debt crisis within the Euro zone. The prevailing macroeconomic sentiment oscillated between risk aversion and inflationary concerns with the former being marginally dominant. As a result, the Fund posted profits in the middle of the first quarter from long positions in the metals sectors. Profits were seen in industrial metals in March, especially nickel which reached a twenty two month high. The first quarter ended with profits being posted to the Fund. Losses were posted to the Fund at the beginning of the second quarter. Base metals declined following more bearish economic sentiment towards the end of April resulting in losses in the trading program’s long positions in aluminum and copper. The trading program’s long positions in industrial metals resulted in losses being posted to the Fund in the middle of the second quarter. Profits were posted to the Fund at the end of the second quarter due to precious metals. Losses were posted to the Fund at the beginning of the third quarter as metal markets rallied, hurting the trading program’s short positions, especially in zinc. By contrast, the gold price fell back in July continuing into August as economic worries waned, causing some giveback of recent profits. Profits were posted to the Fund in the middle through the end of the second quarter. In September performance in metals was largely driven by gains from gold and silver, whose prices rallied due to safe-haven buying. Profits were posted to the Fund at the beginning of the fourth quarter. Precious metals rallied in response to the weakening U.S. dollar while industrial metals such as copper and zinc reacted to the positive growth outlook. Profits were posted to the Fund in the middle of the fourth quarter as the trading program made gains on its long positions in metals due to the U.S. dollar weakness. Also, precious metals gained, particularly at the end of November, making gold and silver the top performing instruments. China continued to have strong demand which propped industrial metals markets and copper reaching a record high. The trading program also profited from the return of safe-haven demand for gold amid poor U.S. housing and consumer confidence data and lingering concern about Chinese rates resulting in profits being posted to the Fund at the end of the fourth quarter.

The stock indices posted losses to the Fund. After positive performance in the first two weeks of the year, a reversal in investor risk appetite resulted in a loss for the calendar month. The change in sentiment was driven, in part, by disappointing earnings announcements and fears over potential monetary tightening in China as the People’s Bank of China increased banks’ reserve requirements and introduced measures aimed at curbing lending. As a result the trading program’s long positions in stock indices resulted in losses being posted to the Fund at the beginning of the first quarter. The prevailing macroeconomic sentiment oscillated between risk aversion and inflationary concerns with the former being marginally dominant. As a result profits were posted to the Fund in the middle of the first quarter from long positions in stock indices. Data releases pointing to economic recovery drove the prices of risky assets higher in March despite some continued concerns about European sovereign debt. Consequently, global stock markets rallied, producing profits for the Fund at the end of the first quarter. Strong economic data and positive earnings announcements resulted in profits being posted to the Fund at the beginning of the second quarter due to the trading programs long stock positions.  Fears of contagion in the European debt crisis drove stock markets downwards, furthered by the intraday volatility seen in United States Stock indices on the 6th of May caused by an alleged trading irregularity resulting in losses being posted to the Fund in the middle of the second quarter. Equities continued their downward slide in June as concerns regarding European financial stability and global growth plagued markets. While stock markets globally rebounded slightly in the middle of June, the last two weeks were particularly volatile and stocks sold off at the end of the month resulting in losses being posted to the Fund at the end of the second quarter. Losses were posted to the Fund at the beginning of the third quarter as short positions in equities experienced losses as this sector generally rallied, reversing the downward trends of previous months. Profits were posted to the Fund in the middle of the third quarter in lieu of the risk-aversion in markets which was fuelled by poor economic data out of the United States and dovish comments by the Federal Reserve’s Chairman early in the month. The United Kingdom, Europe and Japan also released weak data. The month of September started with investor optimism following strong manufacturing numbers out of China and the United States. Consequently, fixed income markets sold off, to the detriment of the trading program’s long positions, while equity markets rallied which was not enough to offset losses being posted to the Fund at the end of the third quarter. Profits were posted to the Fund at the beginning of the fourth quarter. Positive stock market earnings announcements, continued speculation about the magnitude and extent of a further round of quantitative easing and a general increase in risk appetite saw stocks and commodity markets rise in October against a backdrop of a further weakening U.S. dollar.  November started positively following the U.S. Federal Reserve’s announcement of a second round of quantitative easing, which led to a rally in global stock markets and a decline in the U.S. dollar. However, towards the end of the month, tension on the Korean peninsula sparked a flight to safety, driving stock markets lower resulting in losses being posted to the Fund in the middle of the fourth quarter. Stock indices performed well to the benefit of the trading program’s long positions resulting in profits posted to the Fund at the end of the fourth quarter.

The energy sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the first quarter. Poorer growth outlook resulted in many commodities markets selling off. This was particularly detrimental to the trading program’s long positioning in the oil complex. Oil prices faced additional downward pressure due to an increase in inventories and milder weather in the United States. Profits were posted to the Fund in the middle of the first quarter due to long positions in energy contracts benefiting from the further upward move in prices. Commodity markets generally follow the direction of stock markets and finished the month of March higher. In energies, long positions in the oil complex resulted in positive performance, but the Fund also profited on the short side from the decline in the natural gas price following milder weather in the United States and a build-up in inventories. The first quarter ended with profits being posted to the Fund. Profits were posted to the Fund at the beginning of the second quarter due to continuing rises in oil markets. Losses were posted to the Fund in the middle of the second quarter as the energy markets fell in May resulting from volatility in global markets. In energies, natural gas prices rallied in the first half of June due to a combination of short covering and bullish inventory data which was not enough to offset losses. The second quarter ended with losses being posted to the Fund. Losses were posted to the Fund at the beginning of the third quarter as energy markets rallied hurting the trading program’s short positions. Profits were posted to the Fund in the middle of the third quarter due to the trading program’s short positions in crude oil and natural gas. Crude oil and natural gas prices declined as a result of the weaker growth outlook and risk aversion. Oil prices gained in September due to a weaker U.S. dollar and an unexpected drop in inventories towards the end of the month, resulting in losses being posted to the Fund at the end of the third quarter due to the trading program’s short positioning. Profits were posted to the Fund at the beginning of the fourth quarter as positive stock market earning announcements, continued speculation about the magnitude and extent of a further round of quantitative easing, and a general increase in risk appetite saw commodity markets rise in October. Losses were posted to the Fund in the middle of the fourth quarter due to global volatility. Profits were posted to the Fund at the end of the fourth quarter as energy prices rose in December with the trading program’s long position in reformulated gasoline performing especially well.

Year ended December 31, 2009

Total Trading
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

The stock indices posted profits to the Fund. Profits were posted to the Fund at the beginning of the first quarter due to the stock markets rallying with renewed investor optimism in response to U.S. President Obama’s stimulus plan. Profits continued to be posted to the Fund through the middle of the first quarter as global equity markets continue their poor performance caused by further weak economic data and problems for financial companies which benefited the Fund’s short positions. Although most global stock markets remained in negative territory at the end of the quarter, many saw a strong rally to the detriment of the Fund’s short positions, resulting in losses being posted to the Fund. Losses were posted to the Fund at the beginning of the second quarter as equity index positions also suffered from this rally continuing in early April, but positions responded and small profits were seen in the MSCI Taiwan index and in European sectors stock indices. Positive economic releases continued to boost investor optimism and risk appetite; consequently global stock indices finished April positively, posting profits to the Fund in the middle of the second quarter. Rallying equity markets continued to boost investor optimism resulting in profits posted to the Fund at the end of the quarter. Losses were posted to the Fund at the beginning of the third quarter as global equity markets sold off in response to poor economic data in the United States. Profits were posted to the Fund in the middle of the third quarter as the recovery of risk appetite continued with global stock markets finishing higher at the end of August.  Global stock markets started the month of September on a decline following some poor economic data from the United States and the United Kingdom. Sentiment later recovered and stock markets rallied following more positive economic releases, increased merger activity and comments by the European Central Bank indicating that the worst of the recession is over which resulted in profits being posted to the Fund at the end of the quarter. Losses were posted to the Fund at the beginning of the fourth quarter due to disappointing economic data releases and negative expectations which resulted in a shift towards risk aversion and a sell-off in stock markets. Global stock indices finished the month of November in positive territory as investors bought into risky assets while keeping an eye on the potential inflationary effects of government stimulus efforts. Consequently, the U.S. dollar declined against major currencies. These market moves benefited the Fund’s long positions in stock indices, resulting in profits being posted to the Fund. The dominant theme for the month of December was continued investor optimism surrounding the global economic recovery. Consequently, global stock markets rallied resulting in profits being posted to the Fund at the end of the fourth quarter.

The metals sector posted profits to the Fund. Profits were posted to the Fund at the beginning of the first quarter as industrial metals declined due to stock build-ups which benefited from the Fund’s short positions. Losses were posted to the Fund in the middle of the first quarter due to volatility in the global markets. Revised inflationary expectations caused commodities markets to rally to the detriment of the Fund’s short positions in base metals posting losses to the Fund as the first quarter ended. Precious metals also declined as investors sold out of safe haven assets which was also detrimental to the Fund’s long positions. Losses were posted to the Fund at the beginning of the second quarter due short positions in aluminum and nickel which suffered losses due to markets anticipating increased demand as equities rallied following the G20 Summit. Improving global outlook prompted most commodity markets to rally resulting in profits being posted to the Fund in the middle of the second quarter. Short positions in metals including aluminum resulted in losses being posted to the Fund at the end of the second quarter. The metals sector posted profits to the Fund throughout the third quarter with copper rallying in August and precious metals rallying in September. Precious metals were the key within this sector resulting in strong gains on long positions in gold and silver. Profits were posted to the Fund at the beginning through the middle of the fourth quarter. Gold reached record highs in the middle of the quarter as investors bought into risky assets while keeping an eye on the potential inflationary effects of government stimulus efforts. Consequently, the U.S. dollar declined against major currencies which benefited the Fund’s long positions in precious metals. Reversals in precious metals at the end of the year resulted in losses being posted to the Fund.

The agriculture sector posted profits to the Fund. Profits were posted to the Fund at the beginning through the middle of the first quarter despite losses from a sharp reversal in cocoa markets. Losses were posted to the Fund at the end of the first quarter due to challenging market conditions. Profits were posted to the Fund at the beginning of the second quarter driven by short positions in lean hogs following concerns over swine flu. Losses were posted to the Fund in the middle of the quarter due to challenging global market conditions. Commodities markets rallied at the end of second quarter which benefited long positions in agricultural such as sugar and soy meal resulting in profits posted to the Fund.  Losses were posted to the Fund at the beginning of the third quarter due to the Fund’s long positions in the soy complex which suffered as grains sold off early in the month due to favorable weather conditions in the United States. Profits were posted to the Fund in the middle of the quarter due to long positions in sugar which provided most of the profit, as global supplies and crop forecasts declined due to adverse weather conditions in Brazil and India, pushing prices to 28 year highs. The third quarter ended with losses being posted to the Fund due to volatility in global markets. Sugar was a weak performer as the market sold off from recent highs resulting in losses being posted to the Fund at the beginning of the fourth quarter. Profits were posted to the Fund from the middle through the end of the fourth quarter. The largest gains in the agriculture sector was due to the long exposure to sugar contracts, the price of which rallied as heavy rains in Brazil hampered harvesting at the end of December.

The currency sector posted losses to the Fund. The U.S. dollar continued strengthening as a result of risk aversion and the increasingly negative outlook for Europe. Europe continued to deal with crises in the financial sector particularly in the weakness of the British sterling to the benefit of the Fund’s short positions resulting in profits being posted to the Fund at the beginning of the first quarter. The currencies sector had an eventful February resulting in profits being posted to the Fund and also provided the most volatility; profits were seen from weakness in the Swedish krona and Canadian dollar which offset losses in the Japanese yen against the U.S. dollar. The Swedish krona fell to a record low against the Euro after an unexpectedly large rate-cut and the worst Swedish GDP figures since 1940. The announcement of the U.S. Treasury’s new plans resulted in the U.S. dollar weakening against major currencies resulting in losses being posted to the Fund at the end of first quarter. Trend reversals were seen in late

March continuing into April resulting in losses being posted to the Fund at the beginning of the second quarter. The British sterling and the Canadian dollar recovered however, the resulting losses outweighed the profits seen from the strengthening South African rand. Short positions in the British sterling rallied in the middle of the second quarter following the latest United Kingdom inflation report however, increased risk appetite resulted in a sell off in the U.S. dollar which hit 2009 lows resulting in losses being posted to the Fund. The United States dollar, which had been weakening since the United States Federal Reserve announced its quantitative easing policies in March, regained some of its strength and the trend in short-term interest rates reversed. The Euro dollar, the British sterling and Euribor all saw some of their most aggressive selling since October 2008. These sharp moves resulted in losses on the Fund’s long positions in these contracts. In response, the Fund’s reduced its positions as volatility increased. Performance in other sectors also reflected the difficult market environment for medium-term trend-following strategies. In currencies, the losses in the U.S. dollar positions were compounded by losses in the Swiss franc and Japanese yen; these were partially offset by gains on the Fund’s short Euro exposure resulting in losses being posted to the Fund at the end of the second quarter. Losses were posted to the Fund at the beginning through the middle of the third quarter as corporate earnings, announcements across a broad range of industries exceeded analysts forecasts. Increased risk appetite in turn resulted in commodities markets rallying; the United States dollar weakened and the Fund’s net short United States dollar exposure also saw losses. Profits were posted to the Fund at the end of the third quarter as the United States dollar sold off and the Dollar Index hit its lowest levels since September 2008. Disappointing economic data releases and negative expectations resulted in a shift towards risk aversion and a sell off in stock markets. The U.S. dollar subsequently rallied, resulting in some give back on profitable positions in currencies resulting in losses being posted to the Fund at the beginning of the fourth quarter. Investors bought into risky assets while keeping an eye on the potential inflationary effects of government stimulus efforts. Consequently, the U.S. dollar declined against major currencies, most notably the Japanese Yen. These market moves benefited the Fund’s net short positions in the U.S. dollar exposure resulting in profits being posted to the Fund in the middle of the fourth quarter. The U.S. dollar strengthened following data out of the United States, to the detriment of the Fund’s net short positions in the U.S. dollar exposure. This was most notable against the Japanese yen, which also weakened as the Bank of Japan indicated that it will seek to limit the currency’s strength. The fourth quarter ended with losses being posted to the Fund.

The interest rate sector posted losses to the Fund. The first quarter began with losses being posted to the Fund due to bonds being sold off and interest rates rose as governments continued to develop rescue plans and packages to boost growth. This was particularly seen in European bond markets with the U.K. Gilts and German Bunds being two of the worst contracts. However, the Fund’s long positions in interest rates benefited from the rate cut decisions of the Bank of England and the European Central Bank but were not enough to offset the losses. Long positions in the interest rate model was profitable for the Fund in the middle of the first quarter however, performance was dragged down by losses in short positions in the Australian dollar and British sterling as quantitative easing seemed more likely than further interest rate cuts in the United Kingdom. The U.S. Federal Reserve’s plan to repurchase debt caused U.S. fixed income markets to rally. U.S. interest rate markets and European fixed income markets followed and the Fund’s long positions posted profits to the Fund at the end of the first quarter. The second quarter began with losses being posted to the Fund due to trend reversals seen in late March continuing into the beginning of the quarter due to the European Central Bank’s surprise decision to reduce rates. Profits were posted to the Fund in the middle of the second quarter due to rallying equity markets accompanied by a sell-off in fixed income markets. This was to the benefit of the Fund’s short positions in several bond contracts, most notably the Japanese and Australian government bonds. The second quarter ended with losses being posted to the Fund due to the difficult market environment. The bonds sector saw losses with the Fund’s short exposure to Japanese Government bonds suffering from the weak outlook for the Japanese economy. Profits were posted to the Fund at the beginning of the third quarter. Global equity markets sold off at the start of July in response to poor economic data in the United States. In addition, the European Central Bank announced that it would keep interest rates on hold at their current levels resulting in a rally in fixed income markets which benefited the Fund’s long position exposure to European bonds and short term interest rates. The major central banks reiterated in August that interest rate increases are unlikely in the near term, causing the prices of short term interest rate futures to rise resulting in profits being posted to the Fund. The European Central Bank cautioned in September that it was too early to unwind monetary stimuli, which resulted in fixed income markets, particularly short term interest rates rallying as the likelihood of interest rate hikes was discounted resulting in profits being posted to the Fund at the end of the third quarter. The first half of October was characterized by broadly positive sentiment as the United States earnings season proved to be better than expected. This, together with expectations of a robust economic recovery, resulted in investors shifting out of fixed income and into riskier assets. Consequently, the Fund’s long positioning in bonds detracted from performance resulting in losses being posted the Fund at the beginning of the fourth quarter. Sentiment shifted repeatedly through the month of November with uncertainty stemming from a rise in the United States unemployment rate and weak corporate earnings results. However, a number of central banks, particularly the Bank of England indicated that support measures would need to continue in order to help sustain the economic recovery. The Fund’s long fixed income exposures performed well against this backdrop resulting in profits being posted to the Fund in the middle of the fourth quarter. The dominant theme for the month of December was continued investor optimism surrounding the global economic recovery. Consequently, global stock markets rallied while fixed income markets fell. The sell-off in fixed income was further exacerbated by central bank comments, which indicated that some stimulus measures that have been in place for 2009 will likely be removed in the near future resulting in losses being posted to the Fund at the end of the fourth quarter.

The energy sector posted losses to the Fund. Profits were posted to the Fund at the beginning of the first quarter driven by gains from crude oil and natural gas, whose prices declined from bearish inventory data. The Fund’s short positions in natural gas and products of crude oil posted profits to the Fund in the middle of the quarter. The first quarter ended with losses being posted to the Fund as crude oil prices rose despite OPEC announcing that it will not cut output. Profits were posted to the Fund at the beginning of the second quarter driven by short positions in natural gas which reached multi year lows. Prices of energies were boosted by bullish inventory, particularly in natural gas but did not offset the losses due to a volatile global market posting losses to the Fund from the middle to the end of the second quarter. Losses were posted to the Fund at the beginning of the third quarter as short positions in natural gas continued to be profitable as mild weather and inventory build up pushed prices downwards. However, these gains were more than offset by losses on short positions across most of the other energy markets. Profits were posted to the Fund in the middle of the third quarter as natural gas profits came on the short side as inventory build ups pushed prices down to a seven year low. Positions elsewhere in the energies sector were less successful as the oil price became more range bound. The third quarter ended with losses being posted to the Fund as the front month natural gas contracts eventually rallied from seven year lows following bullish inventory data and short covering. Consequently, the Fund’s short positions in energy resulted in losses for the Fund at the end of the third quarter.  The first half of the October was characterized by broadly positive sentiment as the United States earnings season proved to be better than expected. This, together with expectations of a robust economic recovery, resulted in investors shifting out of fixed income and into riskier assets. Consequently, the Fund’s short exposures within the oil complex detracted from performance, particularly as oil prices were further boosted by forecasts of colder weather in the United States resulting in losses being posted to the Fund at the beginning of the fourth quarter. The energies sector finished the middle of the fourth quarter with profits being posted to the Fund. The largest single driver was the fall in natural gas prices toward the end of November as the continued mild weather in the United States reduced demand for gas. Performance in the energies sector was dominated by losses in the Fund’s short position in natural gas. A combination of colder weather in the United States and heavy short covering caused natural gas futures to rally from their December 3rd lows resulting in losses being posted to the Fund at the end of the fourth quarter.

Year ended December 31, 2008

Total Trading
Profit (Loss)

Interest Rates	$46,274,531
Agricultural	3,506,251
Currencies	(5,895,091)
Energy	14,706,695
Metals	13,834,077
Stock Indices	22,424,681
94,851,144
Change in Brokerage Commission Payable	68,067
$94,919,211

The Fund experienced a net trading profit before brokerage commissions and related fees for the year ended December 31, 2008 of $94,851,144.  Profits were primarily attributable to the Fund trading in the interest rate, stock indices, energy, metals and agriculture sectors posting profits while the currency sector posted losses.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Fund’s open positions by market category for the fiscal periods. During the years ended December 31, 2010, and 2009 the Fund’s average Month-end Net Asset Value was approximately $265,659,876 and $285,888,058 and respectively.

December 31, 2010

	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Agriculture	$2,148,188	0.81%	$3,361,176	$1,217,478
Currencies	222,070	0.08%	541,923	1,479
Energy	2,870,800	1.08%	4,868,213	1,171,515
Interest Rates	7,265,106	2.73%	11,582,590	3,327,058
Metals	2,493,880	0.94%	4,625,808	498,139
Stock Indices	1,884,451	0.71%	4,164,565	498,971

Total	$16,884,495	6.35%	$29,144,275	$6,714,640

December 31, 2009

	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Agriculture	$246,654	0.09%	$938,371	$7,807
Currencies	1,287,102	0.45%	3,584,279	313,886
Energy	198,183	0.07%	481,439	26,673
Interest Rates	25,383,492	8.88%	47,880,957	15,102,568
Metals	494,033	0.17%	1,981,066	11,621
Stock Indices	693,754	0.24%	2,696,675	18,996

Total	$28,303,218	9.90%	$57,562,787	$15,481,551

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

The following were the primary trading risk exposures of the Fund as of December 31, 2010, by market sector.

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

Agricultural Commodities.

The Fund’s primary agricultural commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Grains, cocoa and livestock accounted for the substantial bulk of the Fund’s agricultural commodities exposure as of December 31, 2010.

Energy.

The Fund’s primary energy market exposure is to natural gas and crude oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the primary non-trading risk exposures of the Fund as of December 31, 2010.

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

Item 8: Financial Statements and Supplementary Data

Net Income (Loss) per quarter

Eight quarters through December 31, 2010

	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	2010	2010	2010	2010	2009	2009	2009	2009
Total Income (Loss)	$16,801,905	$18,556,684	$874,358	$10,985,327	$(3,746,558)	$16,768,493	$(37,420,878)	$(4,466,012)
Total Expenses	4,196,694	2,005,898	1,995,952	2,000,186	2,067,838	2,091,737	2,236,967	2,407,562
Net Income (Loss)	$12,605,211	$16,550,786	$(1,121,594)	$8,985,141	$(5,814,396)	$14,676,756	$(39,657,845)	$(6,873,574)

Net Income (Loss) per weighted average Units (a)	$0.0740	$0.0962	$(0.0062)	$0.0487	$(0.0309)	$0.0756	$(0.2099)	$(0.0357)

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

Item 9A: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

MLAI’s Chief Executive Officer and the Chief Financial Officer, on behalf of the Fund, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Fund as of and for the year which ended December 31, 2010, and, based on its evaluation, has concluded that these disclosure controls and procedures are effective.

Management’s Annual Report on Internal Control over Financial Reporting:

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

The Fund’s management assessed the effectiveness of the Funds’ internal control over financial reporting as of December 31, 2010.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework”.

Based on its assessment the Fund’s management concluded that at December 31, 2010, the Fund’s internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended December 31, 2010 that has materially affected, or is reasonable likely to materially affect, the Fund’s internal control, over financial reporting.

Item 9B:  Other Information

Not Applicable.

PART III

Item 10: Directors, Executive Officers and Corporate Governance

10(a) and 10(b)      Identification of Directors and Executive Officers:

As a limited liability company, the Fund has no officers or directors and is managed by MLAI. Trading decisions are made by Aspect on behalf of the Fund.

The managers and executive officers of MLAI and their respective business backgrounds are as follows:

Justin C. Ferri	Chief Executive Officer, President and Manager

Barbra E. Kocsis	Chief Financial Officer

Deann Morgan	Vice President and Manager

James L. Costabile	Vice President and Manager

Paul D. Harris	Vice President and Manager

Colleen R. Rusch	Vice President and Manager

Justin C. Ferri is the Chief Executive Officer, President and Manager of MLAI. Mr. Ferri, 35 years old, has been the Chief Executive Officer and President of MLAI since August 2009. Mr. Ferri has been a Manager of MLAI and has been listed as a principal of MLAI since July 29, 2008. He has been registered with NFA as an associated person of MLAI since September 11, 2009. He also serves as Managing Director within the Merrill Lynch Global Wealth & Investment Management group and the Global Investments Solutions group (“GWIM” and “GIS,” respectively), responsible for heading GWIM’s Alternative Investments business. In addition, Mr. Ferri also serves as President of IQ Investment Advisors LLC (“IQ”), an indirect, wholly-owned investment adviser subsidiary of Merrill Lynch & Co., and through December 10, 2010, served as President of each of IQ’s publicly traded closed-end mutual fund companies. Prior to his role in GIS, Mr. Ferri was a Director in the MLPF&S Global Private Client Market Investments & Origination group, and before that, he served as a Vice President and head of the MLPF&S Global Private Client Rampart Equity Derivatives team. Prior to joining Merrill Lynch in 2002, Mr. Ferri was a Vice President within the Quantitative Development group of mPower Advisors LLC from 1999 to 2002, and prior to that, he worked in the Private Client division of J.P. Morgan & Co. He holds a B.A. degree from Loyola College in Maryland.

Barbra E. Kocsis is the Chief Financial Officer for MLAI. Ms. Kocsis, 44 years old, has been the Chief Financial Officer of MLAI since October 2006. Ms. Kocsis has been listed with the NFA as a principal of MLAI since May 21, 2007 and is a Director within the Merrill Lynch Global Wealth Investment Management Services group, positions she has held since October 2006. Prior to serving in her current roles, she was the Fund Controller of MLAI from May 1999 to September 2006. Before joining MLAI, Ms. Kocsis held various accounting and tax positions at Derivatives Portfolio Management LLC from May 1992 until May 1999, at which time she held the position of accounting director. Prior to that, she was an associate at Coopers & Lybrand in both the audit and tax practices from September 1988 to February 1992. She graduated cum laude from Monmouth College with a Bachelor of Science in Business Administration - Accounting.

Deann Morgan is a Vice President and Manager of MLAI. Ms. Morgan, 41 years old, has been a Vice President of MLAI since March 2008 and Managing Director of GIS since January 2009. As Managing Director of GIS, Ms. Morgan heads Alternative Investments Origination. From April 2006 until March 2008, Ms. Morgan was a Director for Merrill Lynch’s Investments, Wealth Management & Insurance group, where she was responsible for origination of private equity and listed alternative investments. Between August 1999 and April 2006, Ms. Morgan worked for Merrill Lynch’s Investment Banking Group covering Asian corporate clients. She received her M.B.A. from University of Chicago and her B.B.A. from University of Michigan. Ms. Morgan has been registered with NFA as an associated person and listed as a principal of MLAI since August 21, 2009. Ms. Morgan has also been registered with NFA as an associated person of MLPF&S since April 13, 2009.

James L. Costabile, is a Vice President and Manager of MLAI.  Mr. Costabile, 34 years old, has been a Managing Director within the Global Investments Solutions group (“GIS”) responsible for alternative investment distribution for Merrill Lynch since June 2007 and US Trust since January 2009.  Mr. Costabile has been listed as a principal of MLAI since July 14, 2010.  He has also been registered with NFA as an associated person of Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”) since August 20, 2007.  Mr. Costabile was previously registered as an associated person of Citigroup Global Markets Inc. from November 13, 2003 to July 6, 2007.  As part of the MLAI management team, Mr. Costabile oversees a team of specialists responsible for supporting hedge funds, private equity and real asset offerings.  Prior to joining Merrill Lynch in 2007, Mr. Costabile spent ten years with Citigroup Inc., most recently as a Managing Director for Citigroup Alternative Investments responsible for co-heading Smith Barney Alternative Investment Distribution from February 2005 to June 2007.  Prior to that, Mr. Costabile held a number of positions involving sales, marketing, product management and financial advisor training within different divisions of Citigroup, Inc. including: Citigroup Alternative Investments from May 2003 to February 2005 (sales manager for hedge funds, private equity funds, structured products and exchange funds); the Private Capital Group from February 2001 to May 2003 (sales desk manager for alternative funds for Smith Barney and Citi Private Bank); Salomon Smith Barney Alternative Investment Group from February 1999 to February 2001 (producing sales desk manager for alternative investment funds); Smith Barney Alternative Investments from March 1998 to February 1999 (sales desk supervisor for alternative investment funds) and Smith Barney Capital Management from November 1997 to March 1998 (participating in sales, marketing and product management).  Mr. Costabile received a B.S. from Fordham University and holds the Chartered Alternative Investment Analyst designation.

Paul D. Harris, is a Vice President and Manager of MLAI.  Mr. Harris, 40 years old, has been Managing Director and head of Strategy and Marketing in the Alternative Investment group within GIS since December 2009.  Mr. Harris has been listed as a principal of MLAI since August 26, 2010.  Mr. Harris is responsible for leading Strategy, Marketing and Information Management functional teams in developing alternative investment solutions, including hedge funds, managed futures, private equity and real assets investments for financial advisors.  Prior to joining Merrill Lynch in December 2009, Mr. Harris was a Managing Director at PH Investment Group, LLC from May 2008 to November 2009, and before that a Director at Bridgewater Associates from June 2007 to March 2008.  Mr. Harris was also a Director at Citigroup Alternative Investments and the Strategy and M&A team at Citigroup’s investment bank from January 2003 to January 2007.  From January 2002 to January 2003, Mr. Harris was the Director of Business Development at Pomona Capital.  In addition, Mr. Harris worked in strategic consulting as a Project Leader at the Boston Consulting Group from September 1999 to January 2002.  Mr. Harris began his career with Barclays Capital and Goldman Sachs in investment banking and capital markets in September 1992.  Mr. Harris holds an MBA from Harvard Business School and a BA in Economics and Politics from Essex University, UK.

Colleen R. Rusch, is a Vice President and Manager of MLAI.  Ms. Rusch, 42 years old, has been a Director within GIS responsible for overseeing Merrill Lynch Global Wealth & Investment Management group’s Alternative Investments product and trading platform since 2007.  Ms. Rusch has applied to be listed as a principal of MLAI.  In addition, Ms. Rusch serves as Chief Administrative Officer and Vice President of IQ Investment Advisors LLC (“IQ”), an indirect wholly-owned investment adviser subsidiary of Merrill Lynch & Co., and serves as Vice President and Secretary of each of IQ’s publicly-traded closed-end mutual funds. Prior to her role in GIS, Ms. Rusch was a Director in the MLPF&S Global Private Client - Market Investment & Origination Group (“MIO”) from July 2005 to 2007.  Prior to her role as a Director in MIO, Ms. Rusch was a Director of Merrill Lynch Investment Managers from January 2005 to July 2005 and a Vice President from April 1993 to December 2004.  Ms. Rusch holds a B.S. degree in Business Administration from Saint Peter’s College in New Jersey.

As of December 31, 2010, the principals of MLAI had no investment in the Fund, and MLAI’s sponsor interest in the Fund was valued at $31,632.

MLAI acts as the sponsor, general partner or manager to eight public futures funds whose units of limited partner or member interests are registered under the Securities Exchange Act of 1934: ML Aspect Futures Access LLC, ML Bluetrend FuturesAccess LLC, MAN AHL FuturesAccess LLC, ML Select Futures I L.P., ML Systematic Momentum FuturesAccess LLC, ML Transtrend DTP Enhanced FuturesAccess LLC, ML Trend-Following Futures Fund L.P, and ML Winton FuturesAccess LLC. Because MLAI serves as the sole sponsor, general partner or manager of each of these funds, the officers and managers of MLAI effectively manage them as officers and directors of such funds.

(c)	Identification of Certain Significant Employees:

None.

(d)	Family Relationships:

None.

(e)	Business Experience:

See Item 10(a) and (b) above.

(f)	Involvement in Certain Legal Proceedings:

None.

(g)	Promoters and Control Persons:

Not applicable.

(h)           Section 16(a) Beneficial Ownership Reporting Compliance:

Not contained herein.

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

(b)           Security Ownership of Management:

As of December 31, 2010, MLAI owned 20,647 Unit-equivalent member interests, which constituted 0.0121% of the total Units outstanding, the principals of MLAI did not own any Units.

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

In 2010, the Fund expensed:  (i) Brokerage Commissions of $631,326 to MLPF&S, $5,133,812 in Management Fees earned by Aspects and MLAI; and (ii) Sponsor Fees of $2,432,882 to MLAI.  In addition, MLAI and its affiliates may have derived certain economic benefits from possession of a portion of the Fund’s assets, as well as from foreign exchange and EFP trading.

See Item 1(c), “Narrative Description of Business — Charges” and “— Description of Current Charges” for a discussion of other business dealings between MLAI affiliates and the Fund.

(c)           Indebtedness of Management:

None.

(d)           Transactions with Promoters:

Not applicable.

(e)           Director Independence:

No person who served as a manager of MLAI during 2010 could be considered independent based on the definition of an independent director under the NASDAQ rules.

Item 14: Principal Accounting Fees and Services

(a)           Audit Fees

Aggregate fees billed for professional services rendered by PricewaterhouseCoopers LLP in connection with the audit of the Fund’s financial statements as of and for the years ended December 31, 2010 and 2009 were $55,500 and 55,500, respectively.

(b)           Audit-Related Fees

There were no other audit-related fees billed for the years ended December 31, 2010 and 2009 related to the Fund.

(c)           Tax Fees

No fees were billed by PricewaterhouseCoopers LLP or any member firms of PricewaterhouseCoopers and their respective affiliates for the years ended December 31, 2010 and 2009 for professional services rendered to the Fund in connection with tax compliance, tax advice and tax planning.

(d)           All Other Fees

Aggregate fees billed for professional services rendered by PricewaterhouseCoopers LLP in connection with the quarterly review of the Fund’s financial statements as of and for the years ended December 31, 2010 and 2009 were $41,625 and $41,625, respectively.

Neither the Fund nor MLAI has an audit committee to pre-approve principal accountant fees and services.  In lieu of an audit committee, the managers and the principal financial officer pre-approve all billings prior to the commencement of services.

PART IV

Item 15: Exhibits and Financial Statement Schedules

		Page:

1.	Financial Statements (found in Exhibit 13.01):

	REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS	1

	FINANCIAL STATEMENTS:

	Statements of Financial Condition as of December 31, 2010 and 2009	3

	Statements of Operations for the years ended December 31, 2010, 2009 and 2008	4

	Statements of Changes in Members’ Capital for the years ended December 31, 2010 2009 and 2008	5

	Financial Data Highlights for the years ended December 31, 2010, 2009 and 2008	7

	Notes to Financial Statements	10

2.	Financial Statement Schedules:

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

	Exhibit 3.01:

Is incorporated by reference from Exhibit 3.01 contained in the Registrant’s Registration Statement on Form 10 (File No. 000-51085) under the Securities Exchange Act of 1934, filed on December 20, 2004 (the “Registrant’s Initial Registration Statement”).

	3.02	Amended and Restated Limited Liability Company Operating Agreement of ML Aspect FuturesAccess LLC.

	Exhibit 3.02	Is incorporated by reference from Exhibit 3.02 contained in the Registrant’s Report on Form 10-K for the year-ended December 31, 2009, filed on March 31, 2010.

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

10.02	ML FuturesAccess Advisory Agreement by and among ML Aspect FuturesAccess LLC, ML Aspect FuturesAccess Ltd., Aspect Capital Limited and Merrill Lynch Alternative Investments LLC.

Exhibit 10.02:	Is incorporated hereby by reference from Exhibit 10.02 contained in the Registrant’s Initial Registration Statement.

13.01	2010 Annual Report and Report of Independent Registered Public Accounting Firm.

Exhibit 13.01:	Is filed herewith.

31.01 and 31.02	Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01 and 31.02:	Are filed herewith.

32.01 and 32.02	Section 1350 Certifications

Exhibit 32.01 and 32.02:	Are filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ML ASPECT FUTURESACCESS LLC

By: MERRILL LYNCH ALTERNATIVE INVESTMENTS LLC MANAGER

By:	/s/Justin C. Ferri
Justin C. Ferri
Chief Executive Officer, President and Manager
(Principal Executive Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed on March 15, 2011 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title	Date

/s/Justin C. Ferri	Chief Executive Officer, President and Manger	March 15, 2011
Justin C. Ferri

/s/ Barbra E. Kocsis	Chief Financial Officer	March 15, 2011
Barbra E. Kocsis	(Principal Financial and Accounting Officer)

/s/Deann Morgan	Vice President and Manager	March 15, 2011
Deann Morgan

/s/James L. Costabile	Vice President and Manager	March 15, 2011
James L. Costabile

/s/Paul D. Harris	Vice President and Manager	March 15, 2011
Paul D. Harris

/s/Colleen R. Rusch	Vice President and Manager	March 15, 2011
Colleen R. Rusch

(Being the principal executive officer, the principal financial and accounting officer and a majority of the managers of Merrill Lynch Alternative Investments LLC)

ML ASPECT FUTURESACCESS LLC

2010 FORM 10-K

INDEX TO EXHIBITS

Exhibit

Exhibit 13.01	2010 Annual Report and Report of Independent Registered Public Accounting Firm

Exhibit 31.01 and 31.02	Rule 13a - 14(a) / 15d - 14(a) Certifications

Exhibit 32.01 and 32.02	Sections 1350 Certifications