Form 10-Q
period 2011-03-31
ML Aspect FuturesAccess LLC
filed 2011-05-13
CIK 1309132

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of March 31, 2011 171,994,867 units of limited liability company interest were outstanding.

ML ASPECT FUTURESACCESS LLC

QUARTERLY REPORT FOR MARCH 31, 2011 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

ML ASPECT FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	March 31,	December 31,
	2011	2010
ASSETS:
Equity in commodity trading accounts:
Cash (including restricted cash of $20,203,983 for 2011 and $20,314,172 for 2010)	$288,910,626	$271,790,328
Net unrealized profit on open futures contracts	5,022,058	9,938,607
Net unrealized profit on open forwards contracts	4,114,458	5,847,321
Cash and cash equivalents	616,528	250,000
Other assets	181	528

TOTAL ASSETS	$298,663,851	$287,826,784

LIABILITIES AND MEMBERS’ CAPITAL:
LIABILITIES:

Brokerage commissions payable	$33,776	$14,619
Sponsor and Advisory fees payable	966,559	2,747,957
Redemptions payable	9,697,591	1,443,136
Net unrealized loss on open futures contracts	1,335,561	437,612
Net unrealized loss on open forwards contracts	2,899,302	1,499,080
Other liabilities	203,060	253,007

Total liabilities	15,135,849	6,395,411

MEMBERS’ CAPITAL:
Sponsor’s Interest (20,647 Units and 20,647 Units)	31,571	31,632
Members’ Interest (171,974,220 Units and 170,560,543 Units)	283,496,431	281,399,741
Total members’ capital	283,528,002	281,431,373

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$298,663,851	$287,826,784

NET ASSET VALUE PER UNIT:
(Based on 171,994,867 and 170,581,190 Units outstanding; unlimited Units authorized)

Class A	$1.5808	$1.5811
Class C	$1.4938	$1.4978
Class D	$1.7593	$1.7531
Class I	$1.6176	$1.6163
Class DS	$1.7518	$1.7456
Class DT	$1.8139	$1.8051

See notes to financial statements.

ML ASPECT FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three
	months ended	months ended
	March 31,	March 31,
	2011	2010
TRADING PROFIT (LOSS):

Realized, net	$11,996,492	$(1,066,232)
Change in unrealized, net	(8,947,583)	12,187,442
Brokerage commissions	(159,777)	(133,208)

Total trading profit (loss)	2,889,132	10,988,002

INVESTMENT INCOME:
Interest	(6,383)	(2,675)

EXPENSES:
Management fee	1,395,470	1,261,948
Sponsor fee	701,455	584,451
Performance fee	257,045	—
Other	147,566	153,787
Total expenses	2,501,536	2,000,186

NET INVESTMENT INCOME (LOSS)	(2,507,919)	(2,002,861)

NET INCOME (LOSS)	$381,213	$8,985,141

NET INCOME (LOSS) PER UNIT:

Weighted average number of Units outstanding
Class A	15,184,355	15,552,967
Class C	61,810,120	58,106,247
Class D	6,827,165	6,256,747
Class I	7,504,241	5,586,097
Class DS	59,524,982	59,250,339
Class DT	24,803,794	39,792,047

Net income (loss) per weighted average Unit
Class A	$(0.0013)	$0.0446
Class C	$(0.0039)	$0.0382
Class D	$0.0062	$0.0547
Class I	$0.0015	$0.0490
Class DS	$0.0062	$0.0546
Class DT	$0.0090	$0.0557

See notes to financial statements.

ML ASPECT FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

For the three months ended March 31, 2011 and 2010

(unaudited) (in Units)

	Members’ Capital December 31, 2009	Subscriptions	Redemptions	Members’ Capital March 31, 2010	Members’ Capital December 31, 2010	Subscriptions	Redemptions	Members’ Capital March 31, 2011
Class A	15,485,685	316,574	(542,435)	15,259,824	14,518,670	1,644,311	(370,343)	15,792,638
Class C	58,603,514	950,994	(3,531,179)	56,023,329	59,323,819	4,768,478	(2,520,662)	61,571,635
Class D	6,256,747	—	—	6,256,747	6,256,747	570,418	(54,759)	6,772,406
Class I	5,483,592	379,014	(62,598)	5,800,008	6,130,636	1,432,197	(2,393,307)	5,169,526
Class DS	57,165,976	2,355,597	(402,935)	59,118,638	59,087,316	846,307	(774,287)	59,159,336
Class DT	40,718,962	—	(1,909,959)	38,809,003	25,243,355	—	(1,734,676)	23,508,679

Total Members’ Units	183,714,476	4,002,179	(6,449,106)	181,267,549	170,560,543	9,261,711	(7,848,034)	171,974,220

Class A	10,319	—	—	10,319	10,319	—	—	10,319
Class C	10,328	—	—	10,328	10,328	—	—	10,328

Total Sponsor’s Units	20,647	—	—	20,647	20,647	—	—	20,647

See notes to financial statements.

ML ASPECT FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

For the three months ended March 31, 2011 and 2010

(unaudited)

	Members’ Capital December 31, 2009	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital March 31, 2010	Members’ Capital December 31, 2010	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital March 31, 2011
Class A	$21,461,284	$430,906	$(754,021)	$692,487	$21,830,656	$22,955,242	$2,612,145	$(583,384)	$(19,387)	$24,964,616
Class C	77,715,571	1,236,939	(4,674,972)	2,221,737	76,499,275	88,856,777	7,122,663	(3,761,144)	(243,409)	91,974,887
Class D	9,471,276	—	—	342,360	9,813,636	10,968,679	1,000,000	(96,338)	42,642	11,914,983
Class I	7,737,926	533,197	(87,758)	273,608	8,456,973	9,909,054	2,313,205	(3,871,413)	11,505	8,362,351
Class DS	86,166,473	3,534,243	(606,578)	3,236,684	92,330,822	103,143,351	1,483,646	(1,356,396)	366,433	103,637,034
Class DT	63,048,635	—	(2,924,699)	2,217,416	62,341,352	45,566,638	—	(3,147,568)	223,490	42,642,560

Total Members’ Interest	$265,601,165	$5,735,285	$(9,048,028)	$8,984,292	$271,272,714	$281,399,741	$14,531,659	$(12,816,243)	$381,274	$283,496,431

Class A	$14,303	$—	$—	$459	$14,762	$16,186	$—	$—	$(19)	$16,167
Class C	13,695	—	—	390	14,085	15,446	—	—	(42)	15,404

Total Sponsor’s Interest	$27,998	$—	$—	$849	$28,847	$31,632	$—	$—	$(61)	$31,571

Total Members’ Capital	$265,629,163	$5,735,285	$(9,048,028)	$8,985,141	$271,301,561	$281,431,373	$14,531,659	$(12,816,243)	$381,213	$283,528,002

See notes to financial statements.

ML ASPECT FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED MARCH 31, 2011 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class DS	Class DT
Per Unit Operating Performance:

Net asset value, beginning of period	$1.5811	$1.4978	$1.7531	$1.6163	$1.7456	$1.8051

Net realized and net change in unrealized trading profit (loss)	0.0167	0.0158	0.0186	0.0171	0.0185	0.0191
Brokerage commissions	(0.0009)	(0.0008)	(0.0010)	(0.0009)	(0.0010)	(0.0010)
Interest income	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)
Expenses	(0.0161)	(0.0190)	(0.0114)	(0.0149)	(0.0113)	(0.0093)

Net asset value, end of period	$1.5808	$1.4938	$1.7593	$1.6176	$1.7518	$1.8139

Total Return: (a)

Total return before Performance fees	0.07%	-0.18%	0.45%	0.17%	0.57%	0.45%
Performance fees	-0.10%	-0.10%	-0.10%	-0.10%	-0.10%	-0.09%
Total return after Performance fees	-0.03%	-0.28%	0.35%	0.07%	0.47%	0.36%

Ratios to Average Members’ Capital:

Expenses (excluding Performance fees)	0.93%	1.18%	0.55%	0.83%	0.55%	0.43%
Performance fees	0.10%	0.10%	0.10%	0.10%	0.10%	0.09%
Expenses (including Performance fees)	1.03%	1.28%	0.65%	0.93%	0.65%	0.52%

Net investment income (loss)	-1.03%	-1.28%	-0.65%	-0.93%	-0.65%	-0.52%

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

As of March 31, 2011 the Fund offers six Classes of Units:  Class A, Class C, Class D, DT, DS, and Class I.  Each Class of Units except for DT and DS was offered at $1.00 per Unit during the initial offering period and subsequently is offered at Net Asset Value per Unit.  Class DS was offered at $1.1631 and Class DT was offered at $1.2795.  The six Classes of Units are subject to different Sponsor fees.

Interests in the Fund are not insured or otherwise protected by the Federal Deposit Insurance Corporation or any other government authority.  Interests are not deposits or other obligations of, and are not guaranteed by, Bank of America Corporation or any of its affiliates or by any bank.  Interests are subject to investment risks, including the possible loss of the full amount invested.

In the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of the Fund as of March 31, 2011 and the results of its operations for the three months ended March 31, 2011 and 2010.  However, the operating results for the interim periods may not be indicative of the results for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted.  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Fund’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2010.

Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates and such differences could be material.

2.               CONDENSED SCHEDULES OF INVESTMENTS

The Fund’s investments, defined as Net unrealized profit (loss) on open contracts in the Statements of Financial Condition, as of March 31, 2011, and December 31, 2010 are as follows:

March 31, 2011

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts	Profit (Loss)	Members’ Capital	Contracts	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	850	$51,596	0.02%	(24)	$(44,338)	-0.02%	$7,258	0.00%	April 2011 - July 2011
Currencies	6,288,308,545	4,194,326	1.48%	(1,636,152,281)	(2,899,302)	-1.02%	1,295,024	0.46%	June 2011
Energy	711	2,420,332	0.85%	(70)	(84,230)	-0.03%	2,336,102	0.82%	May 2011
Interest rates	3,352	(983,850)	-0.35%	(2,606)	1,004,889	0.35%	21,039	0.00%	June 2011 - September 2013
Metals	533	391,536	0.14%	(124)	(169,236)	-0.06%	222,300	0.08%	May 2011 - July 2011
Stock indices	890	994,280	0.35%	(9)	25,650	0.01%	1,019,930	0.36%	April 2011 - June 2011

Total		$7,068,220	2.49%		$(2,166,567)	-0.77%	$4,901,653	1.72%

December 31, 2010

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts	Profit (Loss)	Members’ Capital	Contracts	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	1,481	$4,028,204	1.43%	(28)	$(43,410)	-0.02%	$3,984,794	1.41%	February 2011 - March 2011
Currencies	4,389,809,925	5,856,246	2.08%	(940,119,865)	(1,499,079)	-0.53%	4,357,167	1.55%	March 2011
Energy	629	1,272,913	0.45%	(182)	(371,550)	-0.13%	901,363	0.32%	February 2011
Interest rates	2,781	24,462	0.01%	(847)	(263,739)	-0.09%	(239,277)	-0.08%	March 2011 - June 2013
Metals	631	4,435,389	1.58%	(51)	(267,468)	-0.10%	4,167,921	1.48%	February 2011 - April 2011
Stock indices	1,743	627,674	0.22%	(15)	49,594	0.02%	677,268	0.24%	January 2011 - March 2011

Total		$16,244,888	5.77%		$(2,395,652)	-0.85%	$13,849,236	4.92%

No individual contract’s unrealized gain or loss comprised greater than 5% of the Members’ Capital as of March 31, 2011 and December 31, 2010.

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

Where the Fund believes that quoted market prices are not available or that the market is not active, fair values are estimated by using quoted prices of securities with similar characteristics, pricing models or matrix pricing and these are generally classified as Level II securities. The Fund determined that Level II securities would include its forward and certain futures contracts.

The Fund’s net unrealized profit (loss) on open forward and futures contracts by the above fair value hierarchy levels as of March 31, 2011 and December 31, 2010 are as follows:

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Futures
Long	$2,953,762	$3,701,930	$(748,168)	$—
Short	$732,735	901,972	(169,237)	—
	$3,686,497	$4,603,902	$(917,405)	$—

Forwards
Long	$4,114,458	$—	$4,114,458	$—
Short	$(2,899,302)	—	(2,899,302)	—
	$1,215,156	$—	$1,215,156	$—

March 31, 2011	$4,901,653	$4,603,902	$297,751	$—

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Futures
Long	$10,397,568	$8,906,023	$1,491,545	$—
Short	$(896,573)	(629,105)	(267,468)	—
	$9,500,995	$8,276,918	$1,224,077	$—

Forwards
Long	$5,847,320	$—	$5,847,320	$—
Short	$(1,499,079)	—	(1,499,079)	—
	$4,348,241	$—	$4,348,241	$—

December 31, 2010	$13,849,236	$8,276,918	$5,572,318	$—

The Fund’s volume of trading forward and futures as of the period and year ended March 31, 2011 and December 31, 2010, respectively, are representative of the activity throughout these periods. There were no transfers to or from Level I or II during the quarter ended March 31, 2011.

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

The following table indicates the trading gains and losses, by commodity industry sector, on derivative instruments for each of the three months ended March 31, 2011 and 2010:

	For the three months ended	For the three months ended
	March 31, 2011	March 31, 2010
Commodity Industry	Gain (loss)	Gain (loss)
Sector	from trading	from trading

Agriculture	$193,741	$(2,892,951)
Currencies	1,870,574	3,535,978
Energy	10,335,292	69,523
Interest rates	(6,707,792)	14,009,578
Metals	(502,815)	(2,127,674)
Stock indices	(2,140,091)	(1,473,244)

Total	$3,048,909	$11,121,210

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

Market Risk

Derivative instruments involve varying degrees of market risk.  Changes in the level or volatility of interest rates, foreign currency exchange rates or the market values of the financial instruments or commodities underlying such derivative instruments frequently result in changes in the Fund’s Net unrealized profit (loss) on such derivative instruments as reflected in the Statements of Financial Condition. The Fund’s exposure to market risk is influenced by a number of factors, including the relationships among the derivative instruments held by the Fund as well as the volatility and liquidity of the markets in which the derivative instruments are traded. Investments in foreign markets may also entail legal and political risks.

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

5.    RELATED PARTY TRANSACTIONS

Starting in June of 2010, the Fund entered into a transfer agency and investor services agreement with Financial Data Services, Inc. (the “Transfer Agent”), a related party of Merrill Lynch through MLAI. The agreement calls for a fee to be paid based on the collective net assets of funds managed or sponsored by MLAI with a minimum annual fee of $2,700,000. The fee rate ranges from 0.016% to 0.02% based on aggregate net assets. The fee is payable monthly in arrears. MLAI allocates the Transfer Agent fees to each of the managed/sponsored funds on a monthly basis based on the Fund’s net assets. The Transfer Agent fee, which was determined at 0.02% of aggregate asset level, allocated to the Fund for the quarter ended March 31, 2011 amounted to $14,943, of which $9,683 was payable to the Transfer Agent as of March 31, 2011.

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

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS A

	Jan.	Feb.	Mar.
2010	$1.3476	$1.3807	$1.4306
2011	$1.5586	$1.5969	$1.5808

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS C

	Jan.	Feb.	Mar.
2010	$1.2884	$1.3190	$1.3655
2011	$1.4753	$1.5103	$1.4938

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS D

	Jan.	Feb.	Mar.
2010	$1.4738	$1.5119	$1.5685
2011	$1.7304	$1.7751	$1.7593

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS I

	Jan.	Feb.	Mar.
2010	$1.3725	$1.4068	$1.4581
2011	$1.5939	$1.6336	$1.6176

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DS

	Jan.	Feb.	Mar.
2010	$1.4675	$1.5054	$1.5618
2011	$1.7230	$1.7675	$1.7518

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DT

	Jan.	Feb.	Mar.
2010	$1.5081	$1.5478	$1.6064
2011	$1.7824	$1.8305	$1.8139

Liquidity and Capital Resources

The Fund does not engage in the sale of goods or services.  The Fund’s assets are its (i) equity in its trading account, consisting of cash and cash equivalents (and restricted cash) and (ii) interest receivable.  Because of the low margin deposits normally required in commodity futures trading relatively small price movements may result in substantial losses to the Fund.  While substantial losses could lead to a material decrease in liquidity, no such material losses occurred during the first quarter of 2011 and there was no impact on the Fund’s liquidity.

The Fund’s capital consists of the capital contributions of the members as increased or decreased by gains or losses on trading, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31, 2011, Fund capital increased 0.74% from $281,431,373 to $283,528,002.  This increase was attributable to the net gain from operations of $381,213 coupled with the redemption of 7,848,034 Redeemable Units resulting in an outflow of $12,816,243.  The cash outflow was offset with cash inflow of $14,531,659 due to subscription of 9,261,711 units.  Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent months.

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

Results of Operations

January 1, 2011 to March 31, 2011

The Fund experienced a net profit of $3,048,909 before brokerage commissions and related fees in the first quarter of 2011. The Funds profits were primarily attributable to energy, currencies and the agriculture sectors posting profits. The stock indices, metals and the interest rates posted losses.

The energy sector posted profits to the Fund. Profits were posted to the Fund at the beginning of the quarter as concerns about the Egyptian crisis drove Brent crude, gas oil and heating oil higher, to the benefit of the trading program’s long positions across the oils complex. Profits continued to be posted in the middle of the quarter. Tension in North Africa and the Middle East increased towards the end of February, causing the oil price to soar. The trading program made gains from its long positions in oil and its products, making energies the top sector for the month. The trading program’s long positions in oil products and oil resulted in profits posted to the Fund at the end of the quarter as the Libyan turmoil continued.

The currency sector posted profits to the Fund. The trading program benefited from a weaker euro which could not offset losses posted to the Fund at the beginning of the quarter. Profits were posted to the Fund in the middle of the quarter due to the trading program’s commodity-linked currencies which found support as the political turmoil boosted raw materials prices. Profits were also seen from the trading program’s net short position exposure to the U.S. dollar as it lost ground against several currencies including the British sterling, which was supported by speculation that the Bank of England may raise interest rates earlier than the United States Federal Reserve. Profits continued to be posted to the Fund at the end of the quarter as expectations of an interest rate increase by the European Central Bank resulted in the euro strengthening against the U.S. dollar. These expectations also resulted in gains from the trading program’s short position in Euribor, which were partly offset by losses from long exposure to Eurodollar after the United States Federal Reserve announced that they would begin unwinding some stimulus measures.

The agriculture sector posted profits to the Fund. Profits were posted to the Fund at the beginning of the quarter as the trading program’s long positions continued to generate positive performance as prices in grains and softs moved upwards. Profits continued to be posted to the Fund in the middle of the quarter only to be offset by losses as the quarter ended.  Agricultural markets sold off to the detriment of the trading program’s long positions. Signs that the political turmoil in the Ivory Coast may be easing caused the cocoa price to tumble from near 33-year highs.

The metals sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the quarter. The main losses came from silver and gold which were both affected by profit-taking after silver hit multi-decade highs and gold reached all-time highs, reinforced by some stronger economic news during January. Profits were posted to the Fund in the middle of the quarter as metals prices generally increased during the month of February. Some industrial metals rose due to supply concerns and rising global demand, while precious metals rose as safe-haven appeal returned to the market, with silver hitting a 30-year high. In response to the earthquake and tsunami in Japan on March 11th positions in the portfolio were systematically reduced. The quarter ended with profits posted to the Fund.

The stock indices sector posted losses to the Fund. Profits were posted to the Fund at the beginning through the middle of the quarter. There were two main themes that drove markets during the month of January: civil unrest in North Africa and increased concerns about inflation. The People’s Bank of China raised its reserve ratio requirement for the fourth time in two months in an effort to prevent its economy from overheating. Following a robust economic and earnings data, global stock markets rose at the start of the February with the Standard & Poors 500 pushing above the 1,300 level and doubling the low achieved in March 2009. On March 11th the worst earthquake and tsunami in Japanese history devastated the country. Japanese equities sold off sharply, resulting in the trading program’s long positions in the Nikkei and Topix being the month’s worst performers. The sell-off in equities spread across the globe on worries about the implications for global growth. Strong U.S. economic data released later in the month enabled the trading program to recoup some of its earlier losses but not enough to offset the losses posted to the Fund at the end of the quarter.

The interest rate sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the quarter. The bonds sector saw losses from the trading program’s short positions in Australian instruments as the severe flooding saw prices rally on safe haven demand. Bonds rallied in February amid the flight to safety, to the detriment of the trading program’s short positions resulting in losses posted to the Fund. Expectations of an interest rate increase by the European Central Bank resulted in gains from the trading program’s short position in Euribor, which were offset by losses from long exposure to Eurodollar after the United States Federal Reserve announced that they would begin unwinding some stimulus measures. The quarter ended with losses posted to the Fund.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Fund’s open positions by market category for the fiscal period. For the three months ended March 31, 2011 and 2010, the Fund’s average Month-end Net Asset Value was approximately $284,097,476 and $264,580,021, respectively.

March 31, 2011

	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Agriculture	$26,268	0.01%	$27,554	$25,364
Currencies	4,686,710	1.65%	4,916,150	4,525,303
Energy	8,454,389	2.98%	8,868,278	8,163,225
Interest Rates	76,142	0.03%	79,870	73,520
Metals	804,505	0.28%	843,891	776,799
Stock Indices	3,691,144	1.30%	3,871,846	3,564,023

Total	$17,739,158	6.25%	$18,607,589	$17,128,234

March 31, 2010

	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Agriculture	$1,796,771	0.68%	$2,020,561	$1,461,493
Currencies	481,902	0.18%	541,923	391,979
Energy	3,602,152	1.36%	4,050,804	2,929,990
Interest Rates	9,820,553	3.71%	11,043,714	7,988,036
Metals	2,982,510	1.13%	3,353,985	2,425,973
Stock Indices	3,703,313	1.40%	4,164,565	3,012,274

Total	$22,387,201	8.46%	$25,175,552	$18,209,745

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

The following were the primary trading risk exposures of the Fund as of March 31, 2011, by market sector.

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

Agricultural Commodities

The Fund’s primary agricultural commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Soybeans, grains, livestock, cotton, corn and coffee accounted for the substantial bulk of the Fund’s agricultural commodities exposure as of March 31, 2011.

Energy

The Fund’s primary energy market exposure is to natural gas and crude oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Fund as of March 31, 2011.

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

Item 4. Controls and Procedures

MLAI, the Sponsor of ML Aspect FuturesAccess LLC, with the participation of the Sponsor’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934) with respect to the Fund as of the end of the period covered by this quarterly report, and, based on this evaluation, has concluded that these disclosure controls and procedures are effective.  No change in internal control over financial reporting (in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act of 1934) occurred during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.            Legal Proceedings

None.

Item 1A.  Risk Factors

There are no material changes from risk factors as previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission on March 15, 2011.

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

(a)   Issuance to accredited investors pursuant to Regulation D and Section 4(6) under the Securities Act.  The selling agent of the following Class of Units was MLPF&S.

CLASS A

	Subscription
	Amount	Units	NAV (1)
Jan-11	$231,070	146,145	1.5811
Feb-11	461,726	296,244	1.5586
Mar-11	1,919,349	1,201,922	1.5969
Apr-11	721,479	456,401	1.5808

CLASS C

	Subscription
	Amount	Units	NAV (1)
Jan-11	$1,441,610	962,485	1.4978
Feb-11	2,829,957	1,918,225	1.4753
Mar-11	2,851,096	1,887,768	1.5103
Apr-11	5,369,204	3,594,326	1.4938

CLASS D

	Subscription
	Amount	Units	NAV (1)
Jan-11	$1,000,000	570,418	1.7531
Feb-11	—	—	1.7304
Mar-11	—	—	1.7751
Apr-11	—	—	1.7593

CLASS I

	Subscription
	Amount	Units	NAV (1)
Jan-11	$2,090,162	1,293,177	1.6163
Feb-11	162,999	102,264	1.5939
Mar-11	60,044	36,756	1.6336
Apr-11	96,380	59,582	1.6176

CLASS DS

	Subscription
	Amount	Units	NAV (1)
Jan-11	$222,842	127,659	1.7456
Feb-11	364,194	211,372	1.7230
Mar-11	896,610	507,276	1.7675
Apr-11	—	—	1.7518

CLASS DT

	Subscription
	Amount	Units	NAV (1)
Jan-11	$—	—	1.8051
Feb-11	—	—	1.7824
Mar-11	—	—	1.8305
Apr-11	—	—	1.8139

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

ML ASPECT FUTURESACCESS LLC

	By:	MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(Manager)

Date: May 13, 2011	By:	/s/ JUSTIN C. FERRI
Justin C. Ferri
Chief Executive Officer, President and Manager
(Principal Executive Officer)

Date: May 13, 2011	By:	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial and Accounting Officer)