Form 10-Q
period 2011-06-30
ML Aspect FuturesAccess LLC
filed 2011-08-12
CIK 1309132

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of June 30, 2011 182,188,398 units of limited liability company interest were outstanding.

ML ASPECT FUTURESACCESS LLC

QUARTERLY REPORT FOR JUNE 30, 2011 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

ML ASPECT FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	June 30,	December 31,
	2011	2010
ASSETS:
Equity in commodity trading accounts:
Cash (including restricted cash of $24,673,269 for 2011 and $20,314,172 for 2010)	$290,616,262	$271,790,328
Net unrealized profit on open futures contracts	3,023,699	9,938,607
Net unrealized profit on open forwards contracts	40,679	5,847,321
Cash and cash equivalents	242,975	250,000
Other assets	9,644	528

TOTAL ASSETS	$293,933,259	$287,826,784

LIABILITIES AND MEMBERS’ CAPITAL:
LIABILITIES:

Brokerage commissions payable	$22,030	$14,619
Sponsor and Advisory fees payable	722,147	2,747,957
Redemptions payable	1,603,033	1,443,136
Net unrealized loss on open futures contracts	1,178,658	437,612
Net unrealized loss on open forwards contracts	1,409,492	1,499,080
Other liabilities	175,388	253,007

Total liabilities	5,110,748	6,395,411

MEMBERS’ CAPITAL:
Sponsor’s Interest (20,647 Units and 20,647 Units)	30,221	31,632
Members’ Interest (182,167,751 Units and 170,560,543 Units)	288,792,290	281,399,741
Total members’ capital	288,822,511	281,431,373

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$293,933,259	$287,826,784

NET ASSET VALUE PER UNIT:
(Based on 182,188,398 and 170,581,190 Units outstanding; unlimited Units authorized)

Class A	$1.5264	$1.5811
Class C	$1.4388	$1.4978
Class D	$1.7052	$1.7531
Class I	$1.5635	$1.6163
Class DS	$1.6979	$1.7456
Class DT	$1.7606	$1.8051

See notes to financial statements.

ML ASPECT FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
TRADING PROFIT (LOSS):

Realized, net	$(3,461,015)	$5,263,052	$8,535,477	$4,196,820
Change in unrealized, net	(4,425,425)	(4,210,995)	(13,373,008)	7,976,447
Brokerage commissions	(183,001)	(177,887)	(342,778)	(311,095)

Total trading profit (loss)	(8,069,441)	874,170	(5,180,309)	11,862,172

INVESTMENT INCOME (LOSS)
Interest	(252)	188	(6,635)	(2,487)

EXPENSES:
Management fee	1,434,513	1,280,635	2,829,983	2,542,583
Sponsor fee	758,186	585,809	1,459,641	1,170,260
Performance fee	(241,714)	—	15,331	—
Other	150,816	129,508	298,382	283,295
Total expenses	2,101,801	1,995,952	4,603,337	3,996,138

NET INVESTMENT INCOME (LOSS)	(2,102,053)	(1,995,764)	(4,609,972)	(3,998,625)

NET INCOME (LOSS)	$(10,171,494)	$(1,121,594)	$(9,790,281)	$7,863,547

NET INCOME (LOSS) PER UNIT:

Weighted average number of Units outstanding
Class A	16,902,691	15,191,296	16,043,523	15,372,132
Class C	67,140,354	56,473,547	64,475,237	57,289,897
Class D	6,881,427	6,256,747	6,854,296	6,256,747
Class I	6,985,018	5,648,962	7,244,630	5,617,530
Class DS	58,842,676	59,722,201	59,183,829	59,486,270
Class DT	23,056,929	37,629,944	23,930,362	38,710,995

Net income (loss) per weighted average Unit
Class A	$(0.0588)	$(0.0088)	$(0.0631)	$0.0364
Class C	$(0.0579)	$(0.0118)	$(0.0641)	$0.0271
Class D	$(0.0564)	$(0.0040)	$(0.0504)	$0.0507
Class I	$(0.0862)	$(0.0065)	$(0.0815)	$0.0422
Class DS	$(0.0532)	$(0.0035)	$(0.0467)	$0.0509
Class DT	$(0.0506)	$(0.0013)	$(0.0394)	$0.0560

See notes to financial statements.

ML ASPECT FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

For the six months ended June 30, 2011 and 2010

(unaudited) (in Units)

	Members’ Capital			Members’ Capital	Members’ Capital			Members’ Capital
	December 31, 2009	Subscriptions	Redemptions	June 30, 2010	December 31, 2010	Subscriptions	Redemptions	June 30, 2011
Class A	15,485,685	672,744	(2,023,246)	14,135,183	14,518,670	3,462,107	(736,129)	17,244,648
Class C	58,603,514	2,304,564	(4,633,140)	56,274,938	59,323,819	14,255,648	(4,360,066)	69,219,401
Class D	6,256,747	—	—	6,256,747	6,256,747	733,950	(54,759)	6,935,938
Class I	5,483,592	479,449	(400,469)	5,562,572	6,130,636	4,205,645	(2,420,095)	7,916,186
Class DS	57,165,976	3,762,823	(1,633,500)	59,295,299	59,087,316	846,307	(1,419,079)	58,514,544
Class DT	40,718,962	—	(4,861,901)	35,857,061	25,243,355	—	(2,906,321)	22,337,034

Total Members’ Units	183,714,476	7,219,580	(13,552,256)	177,381,800	170,560,543	23,503,657	(11,896,449)	182,167,751

Class A	10,319	—	—	10,319	10,319	—	—	10,319
Class C	10,328	—	—	10,328	10,328	—	—	10,328

Total Sponsor’s Units	20,647	—	—	20,647	20,647	—	—	20,647

See notes to financial statements.

ML ASPECT FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

For the six months ended June 30, 2011 and 2010

(unaudited)

	Members’ Capital			Net Income	Members’ Capital	Members’ Capital			Net Income	Members’ Capital
	December 31, 2009	Subscriptions	Redemptions	(Loss)	June 30, 2010	December 31, 2010	Subscriptions	Redemptions	(Loss)	June 30, 2011
Class A	$21,461,284	$944,105	$(2,869,923)	$558,960	$20,094,426	$22,955,242	$5,530,958	$(1,152,330)	$(1,012,215)	$26,321,655
Class C	77,715,571	3,079,770	(6,180,778)	1,553,506	76,168,069	88,856,777	21,372,593	(6,506,927)	(4,132,420)	99,590,023
Class D	9,471,276	—	—	317,236	9,788,512	10,968,679	1,299,999	(96,338)	(345,429)	11,826,911
Class I	7,737,926	678,193	(585,143)	236,789	8,067,765	9,909,054	6,972,450	(3,914,224)	(590,357)	12,376,923
Class DS	86,166,473	5,721,956	(2,546,074)	3,027,247	92,369,602	103,143,351	1,483,646	(2,510,133)	(2,766,043)	99,350,821
Class DT	63,048,635	—	(7,693,955)	2,169,176	57,523,856	45,566,638	—	(5,298,275)	(942,406)	39,325,957

Total Members’ Interest	$265,601,165	$10,424,024	$(19,875,873)	$7,862,914	$264,012,230	$281,399,741	$36,659,646	$(19,478,227)	$(9,788,870)	$288,792,290

Class A	$14,303	$—	$—	$362	$14,665	$16,186	$—	$—	$(702)	$15,484
Class C	13,695	—	—	271	13,966	15,446	—	—	(709)	14,737

Total Sponsor’s Interest	$27,998	$—	$—	$633	$28,631	$31,632	$—	$—	$(1,411)	$30,221

Total Members’ Capital	$265,629,163	$10,424,024	$(19,875,873)	$7,863,547	$264,040,861	$281,431,373	$36,659,646	$(19,478,227)	$(9,790,281)	$288,822,511

See notes to financial statements.

ML ASPECT FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED JUNE 30, 2011 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class DS	Class DT
Per Unit Operating Performance:

Net asset value, beginning of period	$1.5808	$1.4938	$1.7593	$1.6176	$1.7518	$1.8139

Net realized and net change in unrealized trading profit (loss)	(0.0396)	(0.0373)	(0.0443)	(0.0406)	(0.0441)	(0.0460)
Brokerage commissions	(0.0010)	(0.0009)	(0.0011)	(0.0010)	(0.0011)	(0.0011)
Interest income	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)
Expenses	(0.0138)	(0.0168)	(0.0087)	(0.0125)	(0.0087)	(0.0062)

Net asset value, end of period	$1.5264	$1.4388	$1.7052	$1.5635	$1.6979	$1.7606

Total Return: (a)

Total return before Performance fees	-3.55%	-3.79%	-3.19%	-3.46%	-3.07%	-3.19%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.04%
Total return after Performance fees	-3.55%	-3.79%	-3.19%	-3.46%	-3.07%	-3.15%

Ratios to Average Members’ Capital:

Expenses (excluding Performance fees)	0.92%	1.17%	0.55%	0.82%	0.55%	0.43%
Performance fees	-0.06%	-0.06%	-0.06%	-0.06%	-0.06%	-0.09%
Expenses (including Performance fees)	0.86%	1.11%	0.49%	0.76%	0.49%	0.34%

Net investment income (loss)	-0.87%	-1.12%	-0.50%	-0.77%	-0.50%	-0.34%

(a) The total return calculations are based on compounded monthly returns and are calculated for each class taken as a whole. An individual members’ return may vary from these returns based on timing of capital transactions.

See notes to financial statements.

ML ASPECT FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE SIX MONTHS ENDED JUNE 30, 2011 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class DS	Class DT
Per Unit Operating Performance:

Net asset value, beginning of period	$1.5811	$1.4978	$1.7531	$1.6163	$1.7456	$1.8051

Net realized and net change in unrealized trading profit (loss)	(0.0228)	(0.0214)	(0.0257)	(0.0234)	(0.0256)	(0.0268)
Brokerage commissions	(0.0018)	(0.0017)	(0.0021)	(0.0019)	(0.0020)	(0.0021)
Interest income	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)
Expenses	(0.0301)	(0.0359)	(0.0201)	(0.0275)	(0.0201)	(0.0156)

Net asset value, end of period	$1.5264	$1.4388	$1.7052	$1.5635	$1.6979	$1.7606

Total Return: (a)

Total return before Performance fees	-3.49%	-3.97%	-2.76%	-3.29%	-2.76%	-2.51%
Performance fees	-0.10%	-0.10%	-0.10%	-0.10%	-0.10%	-0.05%
Total return after Performance fees	-3.59%	-4.07%	-2.86%	-3.39%	-2.86%	-2.56%

Ratios to Average Members’ Capital:

Expenses (excluding Performance fees)	1.85%	2.35%	1.10%	1.65%	1.10%	0.85%
Performance fees	0.04%	0.04%	0.04%	0.04%	0.04%	0.00%
Expenses (including Performance fees)	1.89%	2.39%	1.14%	1.69%	1.14%	0.85%

Net investment income (loss)	-1.89%	-2.40%	-1.15%	-1.69%	-1.15%	-0.86%

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

As of June 30, 2011 the Fund offers six Classes of Units:  Class A, Class C, Class D, DT, DS, and Class I.  Each Class of Units except for DT and DS was offered at $1.00 per Unit during the initial offering period and subsequently is offered at Net Asset Value per Unit.  Class DS was offered at $1.1631 and Class DT was offered at $1.2795.  The six Classes of Units are subject to different Sponsor fees.

Interests in the Fund are not insured or otherwise protected by the Federal Deposit Insurance Corporation or any other government authority.  Interests are not deposits or other obligations of, and are not guaranteed by, Bank of America Corporation or any of its affiliates or by any bank.  Interests are subject to investment risks, including the possible loss of the full amount invested.

In the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of the Fund as of  June 30, 2011 and the results of its operations for the three and six months ended June 30, 2011 and 2010.  However, the operating results for the interim periods may not be indicative of the results for the full year.

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

2.               CONDENSED SCHEDULES OF INVESTMENTS

The Fund’s investments, defined as Net unrealized profit (loss) on open contracts in the Statements of Financial Condition, as of June 30, 2011, and December 31, 2010 are as follows:

June 30, 2011

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts	Profit (Loss)	Members’ Capital	Contracts	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	485	$(50,056)	-0.02%	(209)	$45,960	0.02%	$(4,096)	0.00%	July 2011 - December 2011
Currencies	6,834,157,050	43,537	0.02%	(2,192,085,238)	(1,409,492)	-0.49%	(1,365,955)	-0.47%	September 2011
Energy	189	67,497	0.02%	(286)	(58,860)	-0.02%	8,637	0.00%	July 2011-August 2011
Interest rates	15,523	2,280,705	0.79%	—	—	0.00%	2,280,705	0.79%	September 2011- December 2011
Metals	379	(224,837)	-0.08%	(179)	(527,522)	-0.18%	(752,359)	-0.26%	August 2011- October 2011
Stock indices	463	566,449	0.20%	(138)	(257,153)	-0.09%	309,296	0.11%	July 2011- September 2011

Total		$2,683,295	0.93%		$(2,207,067)	-0.76%	$476,228	0.17%

December 31, 2010

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts	Profit (Loss)	Members’ Capital	Contracts	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	1,481	$4,028,204	1.43%	(28)	$(43,410)	-0.02%	$3,984,794	1.41%	February 2011 - March 2011
Currencies	4,389,809,925	5,856,246	2.08%	(940,119,865)	(1,499,079)	-0.53%	4,357,167	1.55%	March 2011
Energy	629	1,272,913	0.45%	(182)	(371,550)	-0.13%	901,363	0.32%	February 2011
Interest rates	2,781	24,462	0.01%	(847)	(263,739)	-0.09%	(239,277)	-0.08%	March 2011 - June 2013
Metals	631	4,435,389	1.58%	(51)	(267,468)	-0.10%	4,167,921	1.48%	February 2011 - April 2011
Stock indices	1,743	627,674	0.22%	(15)	49,594	0.02%	677,268	0.24%	January 2011 - March 2011

Total		$16,244,888	5.77%		$(2,395,652)	-0.85%	$13,849,236	4.92%

No individual contract’s unrealized gain or loss comprised greater than 5% of the Members’ Capital as of June 30, 2011 and December 31, 2010.

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

The Fund has determined that Level I securities would include most of its futures and options contracts where it believes that quoted prices are available in an active market.

Where the Fund believes that quoted market prices are not available or that the market is not active, fair values are estimated by using quoted prices of securities with similar characteristics, pricing models or matrix pricing and these are generally classified as Level II securities. The Fund determined that Level II securities would include its forward and certain futures contracts.

The Fund’s net unrealized profit (loss) on open forward and futures contracts by the above fair value hierarchy levels as of June 30, 2011 and December 31, 2010 are as follows:

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Futures
Long	$2,642,616	$2,721,911	$(79,295)	$—
Short	$(797,575)	$(288,133)	$(509,442)	$—
	$1,845,041	$2,433,778	$(588,737)	$—

Forwards
Long	$40,679	$—	$40,679	$—
Short	$(1,409,492)	$—	$(1,409,492)	$—
	$(1,368,813)	$—	$(1,368,813)	$—

June 30, 2011	$476,228	$2,433,778	$(1,957,550)	$—

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Futures
Long	$10,397,568	$8,906,023	$1,491,545	$—
Short	$(896,573)	$(629,105)	$(267,468)	$—
	$9,500,995	$8,276,918	$1,224,077	$—

Forwards
Long	$5,847,320	$—	$5,847,320	$—
Short	$(1,499,079)	$—	$(1,499,079)	$—
	$4,348,241	$—	$4,348,241	$—

December 31, 2010	$13,849,236	$8,276,918	$5,572,318	$—

The Fund’s volume of trading forward and futures as of the period and year ended June 30, 2011 and December 31, 2010, respectively, are representative of the activity throughout these periods. There were no transfers to or from Level I or II during the quarter ended June 30, 2011.

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

The following table indicates the trading gains and losses, by commodity industry sector, on derivative instruments for each of the three months ended June 30, 2011 and 2010:

	For the three months ended	For the six months ended
	June 30, 2011	June 30, 2011
Commodity Industry	Gain (loss)	Gain (loss)
Sector	from trading	from trading

Agriculture	$(3,817,127)	$(3,623,385)
Currencies	3,474,315	5,344,888
Energy	(5,721,403)	4,613,888
Interest rates	2,700,586	(4,007,206)
Metals	(1,071,698)	(1,574,514)
Stock indices	(3,451,113)	(5,591,202)

Total	$(7,886,440)	$(4,837,531)

	For the three months ended	For the six months ended
	June 30, 2010	June 30, 2010
Commodity Industry	Gain (loss)	Gain (loss)
Sector	from trading	from trading

Agriculture	$(3,030,991)	$(5,923,941)
Currencies	(2,251,881)	1,284,097
Energy	(5,105,910)	(5,036,387)
Interest rates	20,636,159	34,645,735
Metals	(2,821,769)	(4,949,443)
Stock indices	(6,373,551)	(7,846,794)

Total	$1,052,057	$12,173,267

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

5.               RELATED PARTY TRANSACTIONS

Starting in June of 2010, the Fund entered into a transfer agency and investor services agreement with Financial Data Services, Inc. (the “Transfer Agent”), a related party of Merrill Lynch through MLAI. The agreement calls for a fee to be paid based on the collective net assets of funds managed or sponsored by MLAI with a minimum annual fee of $2,700,000. The fee rate ranges from 0.016% to 0.02% based on aggregate net assets. The fee is payable monthly in arrears. MLAI allocates the Transfer Agent fees to each of the managed/sponsored funds on a monthly basis based on the Fund’s net assets. The Transfer Agent fee, which was determined at 0.02% of aggregate asset level, allocated to the Fund for the quarter ended June 30, 2011 amounted to $14,952, of which $10,213 was payable to the Transfer Agent as of June 30, 2011.

6.              RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, the FASB issued an update to requirements relating to Fair Value Measurement which represents amendments to achieve common fair value measurement and disclosure requirements in GAAP and International Financial Reporting Standards. The amendments are of two types: (i) those that clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements and (ii) those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements.

The amendments that change a particular principle or requirement for measuring fair value or disclosing information about fair value measurements relate to (i) measuring the fair value of the financial instruments that are managed within a portfolio; (ii) application of premium and discount in a fair value measurement; and (iii) additional disclosures about fair value measurements. The update is effective for annual periods beginning after December 15, 2011. MLAI does not believe the adoption of this update will have a material impact on the Fund’s financial statements.

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

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS A

	Jan.	Feb.	Mar.	Apr.	May	Jun.
2010	$1.3476	$1.3807	$1.4306	$1.4557	$1.4097	$1.4216
2011	$1.5586	$1.5969	$1.5808	$1.6463	$1.5722	$1.5264

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS C

	Jan.	Feb.	Mar.	Apr.	May	Jun.
2010	$1.2884	$1.3190	$1.3655	$1.3883	$1.3433	$1.3535
2011	$1.4753	$1.5103	$1.4938	$1.5544	$1.4832	$1.4388

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS D

	Jan.	Feb.	Mar.	Apr.	May	Jun.
2010	$1.4738	$1.5119	$1.5685	$1.5980	$1.5495	$1.5645
2011	$1.7304	$1.7751	$1.7593	$1.8345	$1.7542	$1.7052

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS I

	Jan.	Feb.	Mar.	Apr.	May	Jun.
2010	$1.3725	$1.4068	$1.4581	$1.4842	$1.4378	$1.4504
2011	$1.5939	$1.6336	$1.6176	$1.6852	$1.6099	$1.5635

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DS

	Jan.	Feb.	Mar.	Apr.	May	Jun.
2010	$1.4675	$1.5054	$1.5618	$1.5912	$1.5428	$1.5578
2011	$1.7230	$1.7675	$1.7518	$1.8267	$1.7467	$1.6979

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DT

	Jan.	Feb.	Mar.	Apr.	May	Jun.
2010	$1.5081	$1.5478	$1.6064	$1.6372	$1.5882	$1.6043
2011	$1.7824	$1.8305	$1.8139	$1.8970	$1.8096	$1.7606

Liquidity and Capital Resources

The Fund does not engage in the sale of goods or services.  The Fund’s assets are its (i) equity in its trading account, consisting of cash and cash equivalents (and restricted cash) and (ii) interest receivable.  Because of the low margin deposits normally required in commodity futures trading relatively small price movements may result in substantial losses to the Fund.  While substantial losses could lead to a material decrease in liquidity, no such material losses occurred during the second quarter of 2011 and there was no impact on the Fund’s liquidity.

The Fund’s capital consists of the capital contributions of the members as increased or decreased by gains or losses on trading, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the six months ended June 30, 2011, Fund capital increased 2.63% from $281,431,373 to $288,822,511.  This increase was attributable to the net loss from operations of $9,790,281 coupled with the redemption of 11,896,449 Redeemable Units resulting in an outflow of $19,478,227.  The cash outflow was offset with cash inflow of $36,659,646 due to subscription of 23,503,657 units.  Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent months.

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

Futures Contracts

The Fund trades listed futures contracts.  A listed futures contract is a firm commitment to buy or sell a standardized quantity of an underlying asset over a specified duration.  The Fund buys and sells contracts based on indexes of financial assets such as stocks, domestic and global stock indexes, as well as contracts on various physical commodities. Prices paid or received on these contracts are determined by the ask or bid provided by the exchanges on which they are traded.   Contracts may be settled in physical form or cash settled depending upon the contract.  Upon the execution of a trade, margin requirements determine the amount of cash that must be on deposit to secure the transaction.  These amounts are considered restricted cash on the Fund’s balance sheet.  Contracts are priced daily by the Fund and the gain or loss based on the daily mark to market are recorded as unrealized gains.  When the contract is closed, the Fund records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed.  Because transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded, credit exposure is limited.  Realized gains (losses) and changes in unrealized gains (losses) on futures contracts are included in the Statements of Operations.  The Fund also trades futures contracts on the London Metals Exchange (LME).  The valuation pricing for LME contracts is based on action of a committee that incorporates prices from the most liquid trading sessions of the day  and can also rely on other inputs such as supply and demand factors and bid and asks from open outcry sessions.

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

Reform Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”) was signed into law on July 21, 2010. The Reform Act enacts financial regulatory reform, and may alter the way in which the Fund conducts certain trading activities.   The Reform Act includes measures to broaden the scope of derivative instruments subject to regulation, including by requiring clearing and exchange trading of certain derivatives, imposing new capital and margin reporting, registration and business conduct requirements for certain market participants and imposing position limits on certain over-the-counter derivatives. The Reform Act grants the U.S. Commodity Futures Trading Commission and the Securities and Exchange Commission substantial new authority and requires numerous rulemakings by these agencies. The ultimate impact of these derivatives regulations, and the time it will take to comply, remains uncertain. The final regulations may impose additional operational and compliance costs on the Fund.

Results of Operations

January 1, 2011 to June 30, 2011

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

April 1, 2011 to June 30, 2011

The Fund experienced a net trading loss of $7,886,440 before brokerage commissions and related fees in the second quarter of 2011. The Fund’s profits were primarily attributable to the currency and the interest rate sectors posting profits. The metals, stock indices, agriculture and energy sectors posted losses.

The currency sector posted profits to the Fund. Profits were posted to the Fund at the beginning of the quarter as the U.S. dollar fell against major currencies, benefiting the trading program’s net short positioning. Losses were posted to the Fund in the middle of the quarter. Risk aversion boosted demand for the U.S. dollar to the detriment of the Fund’s net short exposure. The Euro fell due to the Eurozone worries, resulting in losses from the Fund’s long Euro/U.S. dollar positions. The British sterling fell against the U.S. dollar while short positions in the British sterling rallied which was not enough to offset losses posted to the Fund at the end of the quarter.

The interest rate sector posted profits to the Fund. Losses were posted to the Fund at the beginning of the quarter as concerns about peripheral European debt boosted the prices of core European fixed income, resulting in losses from the trading program’s short positions in Euro, German bund and Euribor. Towards the end of the month a series of positive U.S. earnings announcements and successful European government bond auctions helped increase risk appetite but not enough to offset losses. Profits were posted to the Fund in the middle of the quarter as interest rate futures rose due to safe haven appeal, to the benefit of the trading program’s long bond positions. Profits were posted to the Fund at the end of the quarter as the trading program’s long positions in the fixed income markets, particularly in the German, U.S. and Japanese government bonds as prices rallied. In the United Kingdom, the minutes of the Monetary Policy Committee reinforced the Bank of England’s commitment to a low interest rate environment.

The metals sector posted losses to the Fund. Profits were posted to the Fund at the beginning of the quarter as Standard & Poor’s cut its outlook on U.S. sovereign debt from stable to negative, driving investors to precious metals, which rallied as a result. Key themes for the month of May were sell-offs in the commodity markets and continued concerns surrounding Eurozone sovereign debt and global growth. The metals markets also retraced from their previous highs resulting in losses posted to the Fund in the middle of the quarter. Disappointing European and Chinese data further added to bearish market sentiment. Against this backdrop the trading program made losses as commodities declined resulting in losses posted to the Fund at the end of the quarter.

The stock indices posted losses to the Fund. Profits were posted to the Fund at the beginning of the quarter. Towards the end of the month of April a series of positive U.S. earnings announcements and successful European government bond auctions helped increase risk appetite. As a result the trading program made strong gains from risky assets. Global equities declined amid poor global growth data in the middle of the quarter to the detriment of the trading program’s long positions resulting in losses posted to the Fund. Greek sovereign debt concerns combined with the U.S. Federal Reserve’s downward revision of growth forecasts led to broad risk aversion towards the middle of the month of June. Disappointing European and Chinese data further added to bearish market sentiment. Against this backdrop the trading program made losses as stock markets declined.

The agriculture sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the quarter as performance from agriculturals was mixed. Cotton futures fell amid uncertainty over demand, while the trading program made gains from its long position in coffee as the cost of Arabica rose to a 34 year high following increased demand from developing countries. During the middle of the quarter were sell-offs in the commodity markets as agricultural markets retreated from their previous highs resulting in losses posted to the Fund. Losses were posted to the Fund at the end at the quarter as the worst performer was in corn as prices fell following reports of an unexpectedly large planting season in the U.S. towards the end of the quarter.

The energy sector posted losses to the Fund. Profits were posted to the Fund at the beginning of the quarter. Long positions in oil and its products made gains at the start of the month as military action in Libya and the civil unrest in the wider region continued. Losses were posted to the Fund in the middle of the quarter as oil prices fell from their recent highs following the release of bearish inventory statistics at the start of the month and moves by investors to take profits in this commodity sector. The International Energy Agency’s decision to release strategic oil reserves added to the downward pressure on oil prices resulting in losses posted to the Fund at the end of the quarter.

January 1, 2010 to June 30, 2010

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Fund’s open positions by market category for the fiscal period. For the six months ended June 30, 2011 and 2010, the Fund’s average Month-end Net Asset Value was approximately $288,093,709 and $265,644,243, respectively.

June 30, 2011

	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Agriculture	$26,718	0.01%	$28,529	$24,521
Currencies	5,526,901	1.92%	6,686,254	4,525,303
Energy	7,011,732	2.43%	8,868,278	5,026,583
Interest Rates	2,741,495	0.95%	5,677,875	73,520
Metals	1,568,318	0.54%	2,449,032	776,799
Stock Indices	2,695,762	0.94%	3,871,846	1,534,744

Total	$19,570,926	6.79%	$27,581,814	$11,961,470

June 30, 2010

	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Agriculture	$1,596,073	0.60%	$2,020,561	$1,217,478
Currencies	438,674	0.17%	541,923	345,030
Energy	2,472,425	0.93%	4,050,804	1,171,515
Interest Rates	7,845,740	2.95%	11,043,714	5,122,436
Metals	2,651,389	1.00%	3,353,985	2,024,455
Stock Indices	2,912,834	1.10%	4,164,565	1,851,774

Total	$17,917,135	6.74%	$25,175,552	$11,732,688

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

The following were the primary trading risk exposures of the Fund as of June 30, 2011, by market sector.

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

Agricultural Commodities

The Fund’s primary agricultural commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Soybeans, grains, livestock, cotton, corn and coffee accounted for the substantial bulk of the Fund’s agricultural commodities exposure as of June 30, 2011.

Energy

The Fund’s primary energy market exposure is to natural gas and crude oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Fund as of June 30, 2011.

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

Item 4. Controls and Procedures

MLAI, the Sponsor of ML Aspect FuturesAccess LLC, with the participation of the Sponsor’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934) with respect to the Fund as of the end of the period covered by this quarterly report, and, based on this evaluation, has concluded that these disclosure controls and procedures are effective.  No change in internal control over financial reporting (in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act of 1934) occurred during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

CLASS A

	Subscription
	Amount	Units	NAV (1)
Jan-11	$231,070	146,145	1.5811
Feb-11	461,726	296,244	1.5586
Mar-11	1,919,349	1,201,922	1.5969
Apr-11	721,479	456,401	1.5808
May-11	1,265,259	768,547	1.6463
Jun-11	932,075	592,848	1.5722
Jul-11	661,531	433,393	1.5264

CLASS C

	Subscription
	Amount	Units	NAV (1)
Jan-11	$1,441,610	962,485	1.4978
Feb-11	2,829,957	1,918,225	1.4753
Mar-11	2,851,096	1,887,768	1.5103
Apr-11	5,369,204	3,594,326	1.4938
May-11	3,066,424	1,972,738	1.5544
Jun-11	5,814,302	3,920,106	1.4832
Jul-11	4,001,050	2,780,824	1.4388

CLASS D

	Subscription
	Amount	Units	NAV (1)
Jan-11	$1,000,000	570,418	1.7531
Feb-11	—	—	1.7304
Mar-11	—	—	1.7751
Apr-11	—	—	1.7593
May-11	299,999	163,532	1.8345
Jun-11	—	—	1.7542
Jul-11	—	—	1.7052

CLASS I

	Subscription
	Amount	Units	NAV (1)
Jan-11	$2,090,162	1,293,177	1.6163
Feb-11	162,999	102,264	1.5939
Mar-11	60,044	36,756	1.6336
Apr-11	96,380	59,582	1.6176
May-11	4,337,476	2,573,864	1.6852
Jun-11	225,389	140,002	1.6099
Jul-11	275,472	176,189	1.5635

CLASS DS

	Subscription
	Amount	Units	NAV (1)
Jan-11	$222,842	127,659	1.7456
Feb-11	364,194	211,372	1.7230
Mar-11	896,610	507,276	1.7675
Apr-11	—	—	1.7518
May-11	—	—	1.8267
Jun-11	—	—	1.7467
Jul-11	—	—	1.6979

CLASS DT

	Subscription
	Amount	Units	NAV (1)
Jan-11	$—	—	1.8051
Feb-11	—	—	1.7824
Mar-11	—	—	1.8305
Apr-11	—	—	1.8139
May-11	—	—	1.8970
Jun-11	—	—	1.8096
Jul-11	—	—	1.7606

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

(b) Not applicable.

(c) Not applicable.

Item 3.           Defaults Upon Senior Securities

None.

Item 4.           (Removed and Reserved)

Item 5.           Other Information

None.

Item 6.           Exhibits

The following exhibits are filed herewith to this Quarterly Report on Form 10-Q:

31.01 and 31.02	Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01 and 31.02:	Are filed herewith.

32.01 and 32.02	Section 1350 Certifications

Exhibit 32.01 and 32.02	Are filed herewith.

Exhibit 101	Are filed herewith.

The following materials from the Fund’s quarterly Report on Form 10-Q for the three and six month periods ended June 30, 2011 formatted in XBRL (Extensible Business Reporting Language): ( i ) Statements of Financial Condition (ii) Statements of Operations (iii) Statements of  Changes in Members’ Capital (iv) Financial Data Highlights (v) Notes to Financial Statements, tagged as blocks of text. (1)

(1)  These interactive data files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ML ASPECT FUTURESACCESS LLC

	By:	MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(Manager)

Date: August 12, 2011	By:	/s/ JUSTIN C. FERRI
Justin C. Ferri
Chief Executive Officer, President and Manager
(Principal Executive Officer)

Date: August 12, 2011	By:	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial and Accounting Officer)