Form 10-Q/A
period 2011-06-30
ML Aspect FuturesAccess LLC
filed 2011-08-12
CIK 1309132

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Form 10-Q/A (the “10-Q/A”) is being filed by Merrill Lynch Aspect FuturesAccess LLC (“Registrant”) to include the submission of Exhibit 101 (XBRL financial information) to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 (the “Original 10-Q”) filed with the Securities and Exchange Commission (the “SEC”) on August 12, 2011. Except as described above, this 10-Q/A does not change or update the disclosures set forth in the Original 10-Q and does not reflect events occurring after the filing of the Original 10-Q.

Item 3.          Defaults Upon Senior Securities

None.

Item 4.          (Removed and Reserved)

Item 5.          Other Information

None.

Item 6.          Exhibits

The following exhibits are filed herewith to this Quarterly Report on Form 10-Q:

31.01 and 31.02	Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01 and 31.02:*

32.01 and 32.02	Section 1350 Certifications

Exhibit 32.01 and 32.02*

Exhibit 101	included herewith

The following materials from the Fund’s quarterly Report on Form 10-Q for the three and six month periods ended June 30, 2011 formatted in XBRL (Extensible Business Reporting Language): ( i ) Statements of Financial Condition (ii) Statements of Operations (iii) Statements of  Changes in Members’ Capital (iv) Financial Data Highlights (v) Notes to Financial Statements, tagged as blocks of text. (1)

* These exhibits were previously included in ML Aspect FuturesAccess LLC’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011, Filed with the Securities and Exchange Commission on August 12, 2011.

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