Form 10-Q
period 2011-09-30
ML Aspect FuturesAccess LLC
filed 2011-11-10
CIK 1309132

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of  September 30, 2011 180,122,115 units of limited liability company interest were outstanding.

ML ASPECT FUTURESACCESS LLC

QUARTERLY REPORT FOR SEPTEMBER 30, 2011 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

ML ASPECT FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	September 30,	December 31,
	2011	2010
ASSETS:
Equity in commodity trading accounts:
Cash (including restricted cash of $25,383,546 for 2011 and $20,314,172 for 2010)	$311,974,246	$271,790,328
Net unrealized profit on open futures contracts	7,223,562	9,938,607
Net unrealized profit on open forwards contracts	2,882,452	5,847,321
Cash and cash equivalents	293,820	250,000
Other assets	60	528

TOTAL ASSETS	$322,374,140	$287,826,784

LIABILITIES AND MEMBERS’ CAPITAL:
LIABILITIES:

Brokerage commissions payable	$14,461	$14,619
Sponsor and Advisory fees payable	5,045,833	2,747,957
Redemptions payable	3,963,574	1,443,136
Net unrealized loss on open futures contracts	1,852,902	437,612
Net unrealized loss on open forwards contracts	2,602,225	1,499,080
Other liabilities	203,017	253,007

Total liabilities	13,682,012	6,395,411

MEMBERS’ CAPITAL:
Sponsor’s Interest (20,647 Units and 20,647 Units)	33,325	31,632
Members’ Interest (180,101,468 Units and 170,560,543 Units)	308,658,803	281,399,741
Total members’ capital	308,692,128	281,431,373

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$322,374,140	$287,826,784

NET ASSET VALUE PER UNIT:
(Based on 180,122,115 and 170,581,190 Units outstanding; unlimited Units authorized)

Class A	$1.6571	$1.5811
Class C	$1.5580	$1.4978
Class D	$1.8581	$1.7531
Class I	$1.6991	$1.6163
Class DS	$1.8502	$1.7456
Class DT	$1.9263	$1.8051

See notes to financial statements.

ML ASPECT FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010
TRADING PROFIT (LOSS):

Realized, net	$27,441,012	$11,463,838	$35,976,489	$15,660,658
Change in unrealized, net	5,174,659	7,254,673	(8,198,349)	15,231,120
Brokerage commissions	(176,505)	(166,660)	(519,283)	(477,755)

Total trading profit (loss)	32,439,166	18,551,851	27,258,857	30,414,023

INVESTMENT INCOME (LOSS)
Interest	31,854	4,833	25,219	2,346

EXPENSES:
Management fee	1,543,447	1,260,762	4,373,430	3,803,345
Sponsor fee	859,961	604,396	2,319,602	1,774,656
Performance fee	4,315,238	—	4,330,569	—
Other	152,233	140,740	450,615	424,035
Total expenses	6,870,879	2,005,898	11,474,216	6,002,036

NET INVESTMENT INCOME (LOSS)	(6,839,025)	(2,001,065)	(11,448,997)	(5,999,690)

NET INCOME (LOSS)	$25,600,141	$16,550,786	$15,809,860	$24,414,333

NET INCOME (LOSS) PER UNIT:

Weighted average number of Units outstanding
Class A	16,847,909	14,335,802	16,311,652	15,026,688
Class C	73,597,696	57,352,485	67,516,057	57,310,760
Class D	7,425,354	6,256,747	7,044,649	6,256,747
Class I	8,714,811	5,559,296	7,734,690	5,598,119
Class DS	56,097,935	58,259,026	58,155,198	59,077,189
Class DT	21,407,673	30,312,007	23,089,465	35,911,332

Net income (loss) per weighted average Unit
Class A	$0.1378	$0.0915	$0.0803	$0.1245
Class C	$0.1171	$0.0844	$0.0665	$0.1115
Class D	$0.1435	$0.1075	$0.1022	$0.1582
Class I	$0.1270	$0.0960	$0.0668	$0.1376
Class DS	$0.1573	$0.1067	$0.1042	$0.1565
Class DT	$0.1711	$0.0983	$0.1178	$0.1433

See notes to financial statements.

ML ASPECT FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

For the nine months ended September 30, 2011 and 2010

(unaudited) (in Units)

	Members’ Capital			Members’ Capital	Members’ Capital			Members’ Capital
	December 31, 2009	Subscriptions	Redemptions	September 30, 2010	December 31, 2010	Subscriptions	Redemptions	September 30, 2011
Class A	15,485,685	1,183,392	(2,408,041)	14,261,036	14,518,670	5,058,832	(5,049,180)	14,528,322
Class C	58,603,514	4,483,946	(5,672,416)	57,415,044	59,323,819	21,431,355	(5,787,160)	74,968,014
Class D	6,256,747	—	—	6,256,747	6,256,747	2,202,198	(54,759)	8,404,186
Class I	5,483,592	573,820	(591,017)	5,466,395	6,130,636	6,159,087	(2,650,387)	9,639,336
Class DS	57,165,976	3,762,823	(3,981,189)	56,947,610	59,087,316	846,307	(7,536,291)	52,397,332
Class DT	40,718,962	—	(14,106,877)	26,612,085	25,243,355	—	(5,079,077)	20,164,278

Total Members’ Units	183,714,476	10,003,981	(26,759,540)	166,958,917	170,560,543	35,697,779	(26,156,854)	180,101,468

Class A	10,319	—	—	10,319	10,319	—	—	10,319
Class C	10,328	—	—	10,328	10,328	—	—	10,328

Total Sponsor’s Units	20,647	—	—	20,647	20,647	—	—	20,647

See notes to financial statements.

ML ASPECT FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

For the nine months ended September 30, 2011 and 2010

(unaudited)

	Members’ Capital December 31, 2009	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital September 30, 2010	Members’ Capital December 31, 2010	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital September 30, 2011
Class A	$21,461,284	$1,667,713	$(3,413,484)	$1,869,406	$21,584,919	$22,955,242	$8,103,885	$(8,293,178)	$1,308,217	$24,074,166
Class C	77,715,571	6,079,993	(7,654,525)	6,390,394	82,531,433	88,856,777	32,179,874	(8,719,628)	4,486,185	116,803,208
Class D	9,471,276	—	—	989,641	10,460,917	10,968,679	4,023,599	(96,338)	720,056	15,615,996
Class I	7,737,925	818,066	(876,605)	770,234	8,449,620	9,909,054	10,256,383	(4,304,360)	516,805	16,377,882
Class DS	86,166,473	5,721,956	(6,326,867)	9,244,847	94,806,409	103,143,351	1,483,646	(13,739,629)	6,057,433	96,944,801
Class DT	63,048,635	—	(22,513,884)	5,147,461	45,682,212	45,566,638	—	(9,443,359)	2,719,471	38,842,750

Total Members’ Interest	$265,601,164	$14,287,728	$(40,785,365)	$24,411,983	$263,515,510	$281,399,741	$56,047,387	$(44,596,492)	$15,808,167	$308,658,803

Class A	$14,303	$—	$—	$1,227	$15,530	$16,186	$—	$—	$926	$17,112
Class C	13,695	—	—	1,123	14,818	15,446	—	—	767	16,213

Total Sponsor’s Interest	$27,998	$—	$—	$2,350	$30,348	$31,632	$—	$—	$1,693	$33,325

Total Members’ Capital	$265,629,162	$14,287,728	$(40,785,365)	$24,414,333	$263,545,858	$281,431,373	$56,047,387	$(44,596,492)	$15,809,860	$308,692,128

See notes to financial statements.

ML ASPECT FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class DS	Class DT
Per Unit Operating Performance:

Net asset value, beginning of period	$1.5264	$1.4388	$1.7052	$1.5635	$1.6979	$1.7606

Net realized and net change in unrealized trading profit (loss)	0.1699	0.1601	0.1899	0.1741	0.1891	0.1962
Brokerage commissions	(0.0009)	(0.0009)	(0.0010)	(0.0009)	(0.0010)	(0.0011)
Interest income	0.0002	0.0002	0.0002	0.0002	0.0002	0.0002
Expenses	(0.0385)	(0.0402)	(0.0362)	(0.0378)	(0.0360)	(0.0296)

Net asset value, end of period	$1.6571	$1.5580	$1.8581	$1.6991	$1.8502	$1.9263

Total Return: (a)

Total return before Performance fees	10.10%	9.82%	10.51%	10.21%	10.65%	10.51%
Performance fees	-1.48%	-1.48%	-1.48%	-1.48%	-1.48%	-1.18%
Total return after Performance fees	8.62%	8.34%	9.03%	8.73%	9.17%	9.33%

Ratios to Average Members’ Capital:

Expenses (excluding Performance fees)	0.94%	1.20%	0.56%	0.84%	0.56%	0.43%
Performance fees	1.44%	1.44%	1.44%	1.44%	1.44%	1.16%
Expenses (including Performance fees)	2.38%	2.64%	2.00%	2.28%	2.00%	1.59%

Net investment income (loss)	-2.38%	-2.63%	-2.00%	-2.28%	-2.00%	-1.58%

(a) The total return calculations are based on compounded monthly returns and are calculated for each class taken as a whole. An individual members’ return may vary from these returns based on timing of capital transactions.

See notes to financial statements.

ML ASPECT FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class DS	Class DT
Per Unit Operating Performance:

Net asset value, beginning of period	$1.5811	$1.4978	$1.7531	$1.6163	$1.7456	$1.8051

Net realized and net change in unrealized trading profit (loss)	0.1471	0.1387	0.1642	0.1506	0.1635	0.1693
Brokerage commissions	(0.0028)	(0.0026)	(0.0031)	(0.0028)	(0.0031)	(0.0032)
Interest income	0.0001	0.0001	0.0001	0.0001	0.0001	0.0002
Expenses	(0.0684)	(0.0760)	(0.0562)	(0.0651)	(0.0559)	(0.0451)

Net asset value, end of period	$1.6571	$1.5580	$1.8581	$1.6991	$1.8502	$1.9263

Total Return: (a)

Total return before Performance fees	6.26%	5.47%	7.46%	6.58%	7.46%	7.87%
Performance fees	-1.58%	-1.58%	-1.58%	-1.58%	-1.58%	-1.23%
Total return after Performance fees	4.68%	3.89%	5.88%	5.00%	5.88%	6.64%

Ratios to Average Members’ Capital:

Expenses (excluding Performance fees)	2.80%	3.55%	1.67%	2.50%	1.67%	1.29%
Performance fees	1.48%	1.48%	1.48%	1.48%	1.48%	1.16%
Expenses (including Performance fees)	4.28%	5.03%	3.15%	3.98%	3.15%	2.45%

Net investment income (loss)	-4.27%	-5.03%	-3.14%	-3.97%	-3.14%	-2.43%

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

As of September 30, 2011 the Fund offers six Classes of Units:  Class A, Class C, Class D, DT, DS, and Class I.  Each Class of Units except for DT and DS was offered at $1.00 per Unit during the initial offering period and subsequently is offered at Net Asset Value per Unit.  Class DS was offered at $1.1631 and Class DT was offered at $1.2795.  The six Classes of Units are subject to different Sponsor fees.

Interests in the Fund are not insured or otherwise protected by the Federal Deposit Insurance Corporation or any other government authority.  Interests are not deposits or other obligations of, and are not guaranteed by, Bank of America Corporation or any of its affiliates or by any bank.  Interests are subject to investment risks, including the possible loss of the full amount invested.

In the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of the Fund as of September 30, 2011 and the results of its operations for the three and nine months ended September 30, 2011 and 2010.  However, the operating results for the interim periods may not be indicative of the results for the full year.

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

2.               CONDENSED SCHEDULES OF INVESTMENTS

The Fund’s investments, defined as Net unrealized profit (loss) on open contracts in the Statements of Financial Condition, as of September 30, 2011, and December 31, 2010 are as follows:

Septmber 30, 2011

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts	Profit (Loss)	Members’ Capital	Contracts	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	236	$(1,527,331)	-0.49%	(466)	$706,084	0.23%	$(821,247)	-0.26%	November 2011 - February 2012
Currencies	2,837,455,519	(2,661,732)	-0.86%	(1,417,243,847)	2,883,872	0.93%	222,140	0.07%	December 2011
Energy	—	—	0.00%	(653)	2,720,149	0.88%	2,720,149	0.88%	October 2011 - November 2011
Interest rates	12,322	3,948,780	1.28%	—	—	0.00%	3,948,780	1.28%	December 2011 - March 2014
Metals	198	(2,182,065)	-0.71%	(266)	2,401,021	0.78%	218,956	0.07%	December 2011 - January 2012
Stock indices	126	(302,785)	-0.10%	(818)	(335,106)	-0.11%	(637,891)	-0.21%	October 2011 - December 2011

Total		$(2,725,133)	-0.88%		$8,376,020	2.71%	$5,650,887	1.83%

December 31, 2010

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts	Profit (Loss)	Members’ Capital	Contracts	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	1,481	$4,028,204	1.43%	(28)	$(43,410)	-0.02%	$3,984,794	1.41%	February 2011 - March 2011
Currencies	4,389,809,925	5,856,246	2.08%	(940,119,865)	(1,499,079)	-0.53%	4,357,167	1.55%	March 2011
Energy	629	1,272,913	0.45%	(182)	(371,550)	-0.13%	901,363	0.32%	February 2011
Interest rates	2,781	24,462	0.01%	(847)	(263,739)	-0.09%	(239,277)	-0.08%	March 2011 - June 2013
Metals	631	4,435,389	1.58%	(51)	(267,468)	-0.10%	4,167,921	1.48%	February 2011 - April 2011
Stock indices	1,743	627,674	0.22%	(15)	49,594	0.02%	677,268	0.24%	January 2011 - March 2011

Total		$16,244,888	5.77%		$(2,395,652)	-0.85%	$13,849,236	4.92%

No individual contract’s unrealized gain or loss comprised greater than 5% of the Members’ Capital as of September 30, 2011 and December 31, 2010.

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

The Fund’s net unrealized profit (loss) on open forward and futures contracts by the above fair value hierarchy levels as of September 30, 2011 and December 31, 2010 are as follows:

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Futures
Long	$(122,907)	$1,181,158	$(1,304,065)	$—
Short	$5,493,567	$3,389,845	$2,103,722	$—
	$5,370,660	$4,571,003	$799,657	$—

Forwards
Long	$(2,602,226)	$—	$(2,602,226)	$—
Short	$2,882,453	$—	$2,882,453	$—
	$280,227	$—	$280,227	$—

September 30, 2011	$5,650,887	$4,571,003	$1,079,884	$—

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Futures
Long	$10,397,568	$8,906,023	$1,491,545	$—
Short	$(896,573)	$(629,105)	$(267,468)	$—
	$9,500,995	$8,276,918	$1,224,077	$—

Forwards
Long	$5,847,320	$—	$5,847,320	$—
Short	$(1,499,079)	$—	$(1,499,079)	$—
	$4,348,241	$—	$4,348,241	$—

December 31, 2010	$13,849,236	$8,276,918	$5,572,318	$—

The Fund’s volume of trading forward and futures as of the period and year ended September 30, 2011 and December 31, 2010, respectively, are representative of the activity throughout these periods. There were no transfers to or from Level I or II during the quarter ended September 30, 2011.

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

The following table indicates the trading gains and losses, by commodity industry sector, on derivative instruments for the three and nine month periods ended September 30, 2011 and 2010:

	For the three months ended	For the nine months ended
	September 30, 2011	September 30, 2011
Commodity Industry	Gain (loss)	Gain (loss)
Sector	from trading	from trading

Agriculture	$(4,869,724)	$(8,493,109)
Currencies	(4,939,825)	405,063
Energy	220,861	4,834,749
Interest rates	42,938,821	38,931,617
Metals	(1,647,482)	(3,221,996)
Stock indices	913,020	(4,678,184)

Total	$32,615,671	$27,778,140

	For the three months ended	For the nine months ended
	September 30, 2010	September 30, 2010
Commodity Industry	Gain (loss)	Gain (loss)
Sector	from trading	from trading

Agriculture	$1,402,743	$(4,521,198)
Currencies	6,408,801	7,692,898
Energy	(4,594,231)	(9,630,618)
Interest rates	15,863,195	50,508,921
Metals	1,969,011	(2,980,423)
Stock indices	(2,331,008)	(10,177,802)

Total	$18,718,511	$30,891,778

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

MLAI has procedures in place intended to control market risk exposure, although there can be no assurance that they will, in fact, succeed in doing so.  These procedures focus primarily on monitoring the trading of Aspect, calculating the Net Asset Value of the Fund as of the close of business on each day and reviewing outstanding positions for over-concentrations.  While MLAI does not intervene in the markets to hedge or diversify the Fund’s market exposure, MLAI may urge Aspect to reallocate positions in an attempt to avoid over-concentrations.  However, such interventions are expected to be unusual.  It is expected that MLAI’s basic risk control procedures which consist simply of the ongoing process of advisor monitoring, along with monitoring the market risk controls being applied by Aspect is sufficient to detect if any such intervention if needed.

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

5.               RELATED PARTY TRANSACTIONS

Starting in June of 2010, the Fund entered into a transfer agency and investor services agreement with Financial Data Services, Inc. (the “Transfer Agent”), a related party of Merrill Lynch through MLAI. The agreement calls for a fee to be paid based on the collective net assets of funds managed or sponsored by MLAI with a minimum annual fee of $2,700,000. The fee rate ranges from 0.016% to 0.02% based on aggregate net assets. The fee is payable monthly in arrears. MLAI allocates the Transfer Agent fees to each of the managed/sponsored funds on a monthly basis based on the Fund’s net assets. The Transfer Agent fee, which was determined at 0.02% of aggregate asset level, allocated to the Fund for the quarter ended September 30, 2011 amounted to $15,068, of which $10,571 was payable to the Transfer Agent as of September 30, 2011.

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

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS A

	Jan.	Feb.	Mar.	Apr.	May	Jun.	Jul.	Aug.	Sept.
2010	$1.3476	$1.3807	$1.4306	$1.4557	$1.4097	$1.4216	$1.4004	$1.4983	$1.5136
2011	$1.5586	$1.5969	$1.5808	$1.6463	$1.5722	$1.5264	$1.6323	$1.6563	$1.6571

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS C

	Jan.	Feb.	Mar.	Apr.	May	Jun.	Jul.	Aug.	Sept.
2010	$1.2884	$1.3190	$1.3655	$1.3883	$1.3433	$1.3535	$1.3322	$1.4241	$1.4375
2011	$1.4753	$1.5103	$1.4938	$1.5544	$1.4832	$1.4388	$1.5373	$1.5587	$1.5580

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS D

	Jan.	Feb.	Mar.	Apr.	May	Jun.	Jul.	Aug.	Sept.
2010	$1.4738	$1.5119	$1.5685	$1.5980	$1.5495	$1.5645	$1.5431	$1.6530	$1.6719
2011	$1.7304	$1.7751	$1.7593	$1.8345	$1.7542	$1.7052	$1.8258	$1.8550	$1.8581

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS I

	Jan.	Feb.	Mar.	Apr.	May	Jun.	Jul.	Aug.	Sept.
2010	$1.3725	$1.4068	$1.4581	$1.4842	$1.4378	$1.4504	$1.4292	$1.5296	$1.5457
2011	$1.5939	$1.6336	$1.6176	$1.6852	$1.6099	$1.5635	$1.6725	$1.6978	$1.6991

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DS

	Jan.	Feb.	Mar.	Apr.	May	Jun.	Jul.	Aug.	Sept.
2010	$1.4675	$1.5054	$1.5618	$1.5912	$1.5428	$1.5578	$1.5365	$1.6459	$1.6648
2011	$1.7230	$1.7675	$1.7518	$1.8267	$1.7467	$1.6979	$1.8180	$1.8471	$1.8502

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DT

	Jan.	Feb.	Mar.	Apr.	May	Jun.	Jul.	Aug.	Sept.
2010	$1.5081	$1.5478	$1.6064	$1.6372	$1.5882	$1.6043	$1.5830	$1.6964	$1.7166
2011	$1.7824	$1.8305	$1.8139	$1.8970	$1.8096	$1.7606	$1.8894	$1.9222	$1.9263

Liquidity and Capital Resources

The Fund does not engage in the sale of goods or services.  The Fund’s assets are its (i) equity in its trading account, consisting of cash (including restricted cash), and unrealized gain net of unrealized losses and (ii) interest receivable.    Because of the low margin deposits normally required in commodity futures trading relatively small price movements may result in substantial losses to the Fund.  While substantial losses could lead to a material decrease in liquidity, no such material losses occurred during the third quarter of 2011 and there was no impact on the Fund’s liquidity.

The Fund’s capital consists of the capital contributions of the members as increased or decreased by gains or losses on trading, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2011, Fund capital increased 9.69% from $281,431,373 to $308,692,128.  This increase was attributable to the net gain from operations of $15,809,860 coupled with the redemption of 26,156,854 Redeemable Units resulting in an outflow of $44,596,492.  The cash outflow was offset with cash inflow of $56,047,387 due to subscriptions of 35,697,779 units.  Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent months.

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

January 1, 2011 to September 30, 2011

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

July 1, 2011 to September 30, 2011

The Fund experienced a net trading gain of $32,615,671 before brokerage commissions and related fees in the third quarter of 2011. The Fund’s profits were primarily attributable to the interest rate stock indices and the energy sectors posting profits. The metals, agriculture and currency sectors posted losses.

The interest rate sector posted profits to the Fund. Profits were posted to the Fund at the beginning of the quarter. The trading program made strong gains from its long positions in both short term interest rates and bonds, with the United Kingdom fixed income and German 10-year government bonds being the strongest markets overall. Profits were posted to the Fund in the middle of the quarter as investors sought the safety of U.S. Treasuries, which rallied, benefiting the Fund’s long positions in fixed income. Profits continued to be posted to the Fund at the end of the quarter from the trading program’s long positions in fixed income.

The stock indices posted profits to the Fund. Losses were posted to the Fund at the beginning through the middle of the quarter as the stock indices were sold off in August. Profits were posted to the Fund at the end of the quarter. Following a downbeat assessment of the risks to the U.S. economy, the U.S. Federal Reserve launched ‘Operation Twist’ and subsequently, equity markets sold off.

The energy sector posted profits to the Fund. Profits were posted to the Fund at the beginning of the quarter due to the Fund’s long positions in oils. Losses were posted to the Fund in the middle of the quarter as oils sold off for most of the month.  The quarter ended with profits posted to the Fund as oils and natural gas prices fell.

The metals sector posted losses to the Fund. Profits were posted to the Fund at the beginning of the quarter due to the trading program’s long positions in metals. Notably the Fund profited from its long position in gold, which reached an all-time high at the end of the month. Losses were posted to the Fund in the middle of the quarter even though gold reached a new record which was not enough to offset losses posted to the Fund. Losses continued to be posted to the Fund at the end of the quarter as gold and silver prices reversed sharply to the detriment of the trading program’s positions.

The agriculture sector posted losses to the Fund. Losses were posted to the Fund at the beginning through the middle of the quarter due to global volatility. Losses continued to be posted to the Fund at the end of the quarter which was driven by falls in coffee and grains prices following strong harvest yields.

The currency sector posted losses to the Fund. Profits were posted to the Fund at the beginning of the quarter. The trading program benefited from its net short exposure to the U.S. dollar despite losses from a long Euro position as the Japanese yen and New Zealand dollars strengthened against the U.S. dollar and the Swiss franc which rose to record levels. Losses were posted to the Fund in the middle of the quarter following the central bank interventions in the Japanese yen and Swiss franc; safe haven demand saw the U.S. dollar strengthen and commodity currencies sell off against the Fund’s positions. The trading program suffered losses in the currencies sector, driven by a strengthening U.S. dollar resulting in losses posted to the Fund at the end of the quarter.

January 1, 2010 to September 30, 2010

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Fund’s open positions by market category for the fiscal period. For the nine months ended September 30, 2011 and 2010, the Fund’s average Month-end Net Asset Value was approximately $293,485,571 and $265,644,243, respectively.

September 30, 2011

	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Agriculture	$757,359	0.26%	$2,385,542	$24,521
Currencies	5,121,873	1.75%	6,686,255	4,131,543
Energy	7,128,487	2.43%	8,868,279	5,026,584
Interest Rates	3,337,319	1.14%	5,677,876	73,518
Metals	1,924,614	0.66%	2,835,599	776,797
Stock Indices	2,654,406	0.90%	3,871,846	1,534,743

Total	$20,924,058	7.14%	$30,325,397	$11,567,706

September 30, 2010

	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Agriculture	$1,934,704	0.74%	$2,957,852	$1,217,478
Currencies	295,512	0.11%	541,923	8,130
Energy	2,481,410	0.94%	4,050,804	1,171,515
Interest Rates	6,483,597	2.46%	11,043,714	3,327,058
Metals	3,129,216	1.19%	4,625,808	2,024,455
Stock Indices	2,129,822	0.81%	4,164,565	498,971

Total	$16,454,261	6.25%	$27,384,666	$8,247,607

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

The following were the primary trading risk exposures of the Fund as of September 30, 2011, by market sector.

Interest Rates

Interest rate risk is the principal market exposure of the Fund.  Interest rate movements directly affect the price of derivative sovereign bond positions held by the Fund and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Fund’s profitability. The Fund’s primary interest rate exposure is to interest rate fluctuations in the United States and the other G-7 countries.  However, the Fund also takes positions in the government debt of smaller nations (e.g., Australia). MLAI anticipates that G-7 interest rates will remain the primary market exposure of the Fund for the foreseeable future.

Currencies

The Fund trades in a number of currencies. The Fund’s major exposures have typically been in the U.S. dollar/Japanese yen, U.S. dollar/Euro U.S. dollar/Australian dollar and U.S. dollar/Swiss franc positions.  The Fund does not anticipate that the risk profile of the Fund’s currency sector will change significantly in the future. The currency trading Value at Risk figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk of maintaining Value at Risk in a functional currency other than U.S. dollars.

Stock Indices

The Fund’s primary equity exposure is to S&P 500, NASDAQ and FTSE equity index price movements. The Fund is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Asian indices.

Metals

The Fund’s metals market exposure is to fluctuations in both the price of precious and non-precious metals.

Agricultural Commodities

The Fund’s primary agricultural commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Soybeans, grains, livestock, cocoa, corn and coffee accounted for the substantial bulk of the Fund’s agricultural commodities exposure as of September 30, 2011.

Energy

The Fund’s primary energy market exposure is to natural gas and crude oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Fund as of September 30, 2011.

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

Item 4. Controls and Procedures

MLAI, the Sponsor of ML Aspect FuturesAccess LLC, with the participation of the Sponsor’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934) with respect to the Fund as of the end of the period covered by this quarterly report, and, based on this evaluation, has concluded that these disclosure controls and procedures are effective.  No change in internal control over financial reporting (in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act of 1934) occurred during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

None.

Item 1A.  Risk Factors

There are no material changes from risk factors as previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission on March 15, 2011.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(a)  Units are privately offered and sold to “accredited investors” (as defined in Rule 501(a) under the Securities Act in reliance on the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 thereunder.  The selling of the Units was MLPF&S.

CLASS A

	Subscription
	Amount	Units	NAV (1)
Jan-11	$231,070	146,145	1.5811
Feb-11	461,726	296,244	1.5586
Mar-11	1,919,349	1,201,922	1.5969
Apr-11	721,479	456,401	1.5808
May-11	1,265,259	768,547	1.6463
Jun-11	932,075	592,848	1.5722
Jul-11	661,531	433,393	1.5264
Aug-11	1,049,535	642,979	1.6323
Sep-11	861,861	520,353	1.6563
Oct-11	772,170	465,977	1.6571

CLASS C

	Subscription
	Amount	Units	NAV (1)
Jan-11	$1,441,610	962,485	1.4978
Feb-11	2,829,957	1,918,225	1.4753
Mar-11	2,851,096	1,887,768	1.5103
Apr-11	5,369,204	3,594,326	1.4938
May-11	3,066,424	1,972,738	1.5544
Jun-11	5,814,302	3,920,106	1.4832
Jul-11	4,001,050	2,780,824	1.4388
Aug-11	3,166,019	2,059,467	1.5373
Sep-11	3,640,212	2,335,416	1.5587
Oct-11	3,269,630	2,098,607	1.5580

CLASS D

	Subscription
	Amount	Units	NAV (1)
Jan-11	$1,000,000	570,418	1.7531
Feb-11	—	—	1.7304
Mar-11	—	—	1.7751
Apr-11	—	—	1.7593
May-11	299,999	163,532	1.8345
Jun-11	—	—	1.7542
Jul-11	—	—	1.7052
Aug-11	—	—	1.8258
Sep-11	2,723,600	1,468,248	1.8550
Oct-11	449,998	242,182	1.8581

CLASS I

	Subscription
	Amount	Units	NAV (1)
Jan-11	$2,090,162	1,293,177	1.6163
Feb-11	162,999	102,264	1.5939
Mar-11	60,044	36,756	1.6336
Apr-11	96,380	59,582	1.6176
May-11	4,337,476	2,573,864	1.6852
Jun-11	225,389	140,002	1.6099
Jul-11	275,472	176,189	1.5635
Aug-11	592,227	354,097	1.6725
Sep-11	2,416,234	1,423,156	1.6978
Oct-11	515,313	303,286	1.6991

CLASS DS

	Subscription
	Amount	Units	NAV (1)
Jan-11	$222,842	127,659	1.7456
Feb-11	364,194	211,372	1.7230
Mar-11	896,610	507,276	1.7675
Apr-11	—	—	1.7518
May-11	—	—	1.8267
Jun-11	—	—	1.7467
Jul-11	—	—	1.6979
Aug-11	—	—	1.8180
Sep-11	—	—	1.8471
Oct-11	—	—	1.8502

CLASS DT

	Subscription
	Amount	Units	NAV (1)
Jan-11	$—	—	1.8051
Feb-11	—	—	1.7824
Mar-11	—	—	1.8305
Apr-11	—	—	1.8139
May-11	—	—	1.8970
Jun-11	—	—	1.8096
Jul-11	—	—	1.7606
Aug-11	—	—	1.8894
Sep-11	—	—	1.9222
Oct-11	—	—	1.9263

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

The following materials from the Fund’s quarterly Report on Form 10-Q for the three and nine month periods ended September 30, 2011 formatted in XBRL (Extensible Business Reporting Language): ( i ) Statements of Financial Condition (ii) Statements of Operations (iii) Statements of  Changes in Members’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text. (1)

(1)  These interactive data files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ML ASPECT FUTURESACCESS LLC

.
	By:	MERRILL LYNCH ALTERNATIVE INVESTMENTS LLC
(Manager)

Date: November 10, 2011	By:	/s/ JUSTIN C. FERRI
Justin C. Ferri
Chief Executive Officer, President and Manager
(Principal Executive Officer)

Date: November 10, 2011	By:	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial and Accounting Officer)