Form 10-K
period 2011-12-31
Aspect FuturesAccess LLC
filed 2012-03-23
CIK 1309132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒      Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2011

or

☐         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 0-51085

ASPECT FUTURESACCESS LLC

(Exact name of registrant as specified in its charter)

Delaware	20-1227650
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Merrill Lynch Alternative Investments LLC

Four World Financial Center, 10th Floor

250 Vesey Street

New York, New York 10080

 (Address of principal executive offices)

(Zip Code)

212-449-3517

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Classes A, C, D, I and M Units of Limited Liability Company Interest

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

As of February 29, 2012 Units of limited liability company interest with an aggregate Net Asset Value of $312,620,002 were outstanding and held by non-affiliates.

Documents Incorporated by Reference

The registrant’s 2011 Annual Report and Report of Independent Registered Public Accounting Firm, the annual report to security holders for the year ended December 31, 2011, is incorporated by reference into Part II, Item 8, and Part IV hereof and filed as an Exhibit herewith. Copies of the annual report are available free of charge by contacting Alternative Investments Client Services at 1-866-MER-ALTS.

ASPECT FUTURESACCESS LLC

ANNUAL REPORT FOR 2011 ON FORM 10-K

PART I

Item 1:   Business

(a)                                  General Development of Business:

Aspect FuturesAccess LLC (the “Fund”) was organized under the Delaware Limited Liability Company Act on May 17, 2004 and commenced trading activities on April 1, 2005.  The Fund was formerly known as “ML Aspect FuturesAccess LLC.”  The Fund engages in the speculative trading of commodities.

Merrill Lynch Alternative Investments LLC (“MLAI”) is the sponsor (“Sponsor”) and manager (“Manager”) of the Fund.  MLAI is an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc. (“ML & Co.”).  ML & Co. is a wholly-owned subsidiary of Bank of America Corporation (“Bank of America”).  Bank of America and its affiliates are sometimes referred to herein as “BAC.”

The Fund is part of the Merrill Lynch FuturesAccessSM Program (“FuturesAccess”), which has been sponsored and designed by MLAI to make available different managed futures and other commodity trading funds (the “FuturesAccess Funds”) to qualified investors.

Aspect Capital Limited (“Aspect” or the “Trading Advisor”) is the trading advisor of the Fund.  The Trading Advisor is registered under the Investment Advisers Act of 1940.  The Trading Advisor trades the Aspect Diversified Program (the “Trading Program”) for the Fund.  The Trading Program applies a systematic and diversified global trading system.  This trading system employs multiple trading strategies that seek to identify and exploit directional moves in market behavior primarily through the use of U.S. exchange-traded futures and foreign exchange traded and over-the-counter (“OTC”) derivative contracts.  See “Trading Advisor’s Trading Program,” below.

The Fund issues units of limited liability company interest (“Units”) which are privately offered pursuant to Regulation D of the Securities Act of 1933 (the “Securities Act”).

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

As of December 31, 2011 the Net Asset Value of the Fund was $305,517,684 and the Net Asset Value per Unit was $1.6405 for Class A, $1.5386 for Class C, $1.8465 for Class D,  $1.6838 for Class I, $1.8386 for Class DS and $1.9154 for Class DT. As of December 31, 2011, no class M units were issued.

Since the Fund began trading activities, the highest month-end Net Asset Value per Unit for Class A since Aspect began trading was $1.6571 (September 30, 2011) and the lowest was $0.9690 (April 30, 2005).  The highest month-end Net Asset Value per Unit for Class C since Aspect began trading was $1.5587 (August 31, 2011) and the lowest was $0.9682 (April 30, 2005). The highest month-end Net Asset Value per Unit for Class D since Aspect began trading was $1.8581 (September 30, 2011) and the lowest was $0.9702 (April 30, 2005).  The highest month-end Net Asset Value per Unit for Class I since Aspect began trading was $1.6991 (September 30, 2011) and the lowest was $0.9693 (April 30, 2005). The highest month-end Net Asset Value per Unit for Class DS since inception was $1.8502 (September 30, 2011) and the lowest was $1.1631 (March 30, 2007).  The highest month-end Net Asset Value per Unit for Class DT since inception was $1.9263 (September 30, 2011) and the lowest was $1.1828 (August 30, 2007).

(b)                                 Financial Information about Segments:

The Fund’s business constitutes only one segment for financial reporting purposes, i.e., a speculative “commodity pool.” The Fund does not engage in sales of goods or services.

(c)                                  Narrative Description of Business:

Advisory Agreement Term

The Fund and MLAI have entered into an advisory agreement with the Trading Advisor.  The advisory agreement will continue in effect until December 31, 2014.  Thereafter, the advisory agreement will be automatically renewed for successive three-year periods, on the same terms, unless terminated at any time by either the Trading Advisor or the Fund upon 90 days’ notice to the other party.  The advisory agreement may, however, be terminated at any time by Fund and/or MLAI, on the one hand, or the Trading Advisor, on the other, as a result of a material breach of the advisory agreement by the other party, after due notice and a reasonable opportunity to cure.  The advisory agreement will also terminate immediately if the Fund is terminated and dissolved as determined by MLAI.

Trading Advisor’s Trading Program

The Trading Program applies a fully systematic and broadly diversified global trading system, which employs multiple trading strategies that, primarily through the use of listed futures and foreign exchange (“F/X”) derivative contracts, seek to identify and exploit directional moves in market behavior of a broad range of financial instruments and other assets including, but not limited to, currencies; interest rates; equities; equity indices; debt securities, including bonds; and commodities, including energy, metal and agricultural commodities.  By maintaining comparatively small exposure to any individual market and maintaining positions in a variety of contracts, the aim is to achieve long-term diversification.

The Trading Program employs a fully automated system to collect process and analyze market data, including current and historical price data, and identify and exploit directional moves in market behavior.  The Trading Program trades across a variety of frequencies to exploit trends over a range of timescales.  Positions are taken according to the aggregate signal and are adjusted to control risk.

Generally, the Trading Program maintains positions in the majority of traded markets.  Market concentration varies according to the strength of signals, volatility and liquidity, among other factors.

The core objectives of the Trading Program are to:

•                                          produce strong medium-term capital growth;

•                                          seek and exploit profit opportunities in both rising and falling markets using a quantitative and systematic investment process;

•                                         seek long-term diversification away from overall movements in traditional bond and stock markets; and

•                                          minimize risk by operating in a diverse range of markets and sectors using an investment process that adheres to pre-defined and monitored risk limits and determines market exposure in accordance with factors including, but not limited to, market correlation, volatility, liquidity and the cost of market access.

The Trading Program is not applied by the Trading Advisor with any pre-determined preference for any market.  Rather, allocations to strategies and individual markets depend upon an analysis of a range of factors which may include liquidity, correlation and cost of trading.  Allocations are currently made on a long-term average risk basis which takes into account varying levels of market volatility and intra-market correlation.  These allocations are subject to regular review and may change from time to time at the Trading Advisor’s discretion.

A fundamental principle of the Trading Advisor’s investment approach is the importance of a risk management framework.  The Trading Advisor’s risk management process has been formally organized into two risk management streams.  The first stream relates to market and liquidity risk and the second stream relates to operational risk.  With respect to market and liquidity risk, the Trading Advisor employs a value-at-risk methodology and other risk management procedures to monitor the exposure of the Trading Program to this risk within pre-defined guidelines.  If risk exceeds the maximum prescribed level, risk reducing trades will be entered into.  Additionally, the Trading Advisor has developed mechanisms designed to provide that risk is controlled at both an individual market and portfolio level.  In seeking to control the risks of the Trading Program, the Trading Advisor may intervene in the risk management framework in extreme market situations where the Trading Advisor believes that intervention may be in the best interests of its clients.  In terms of the second stream, the Trading Advisor has an Operational Risk Committee which is responsible for managing all operational risk affecting the Trading Advisor.  Operational risk is defined as the risk of loss resulting from inadequate or failed processes, people and systems or external events.  It includes the risk of failure of a broker or other service provider, the risk of the loss of trading or operational capability at the Trading Advisor, the risk of breaches of intellectual property security and the risk of breaches of law or regulation.

Forward Contracts and Counterparties

Markets

Although the Trading Advisor’s Trading Program is continually evolving, there were no fundamental or material changes to the Trading Program during the 2011 fiscal year.

Currently, the only forward contracts entered into by the Fund are currency forwards.  Merrill Lynch International Bank Ltd. (“MLIB”) is the only counterparty to these forward contracts.  MLIB is an affiliate of Bank of America.  In the future the Fund may enter into other types of forwards and/or use other counterparties.  The standard terms of forward contracts entered into by the Fund are the term, the currency, the exchange rate, the principal amount and, in some cases the definition of a “disruption event,” i.e., a contingency pricing and settlement mechanism if an event occurs that causes the unavailability of the relevant exchange rate. Forwards are governed by International Swaps and Derivatives Association documentation, and, in some cases, also by EMTA, Inc. documentation.

Employees

The Fund has no employees.

Use of Proceeds and Cash Management Income

Subscription Proceeds

The Fund’s cash is used as security for and to pay the Fund’s trading losses as well as its expenses and redemptions. The primary use of the proceeds of the sale of the Units is to permit Aspect to trade on a speculative basis in a wide range of different futures and forwards markets on behalf of the Fund.  While being used for this purpose, the Fund’s assets are also generally available for cash management, as described below.

Market Sectors

Aspect’s trading involves the speculative trading of OTC forward contracts and exchange traded futures contracts, although the percentage of the Fund’s assets allocated to either class of contracts will vary from time to time.

The Fund’s commitments to different types of markets — U.S. and non-U.S., regulated and non-regulated — differ substantially from time to time, as well as over time.  The Fund has no policy restricting its relative commitment to any of these different types of markets.

CONDENSED SCHEDULES OF INVESTMENTS

The Fund’s investments, defined as Net unrealized profit (loss) on open contracts in the Statements of Financial Condition, as of December 31, 2011 and 2010 are as follows:

December 31, 2011

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts/Notional	Profit (Loss)	Members’ Capital	Contracts/Notional	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	26	$5,068	0.00%	(1,531)	$(25,648)	-0.01%	$(20,580)	-0.01%	February 12 - March 12
Currencies	1,147,058,631	426,778	0.14%	(829,072,077)	(62,779)	-0.02%	363,999	0.12%	March 12
Energy	261	189,602	0.06%	(790)	1,942,121	0.64%	2,131,723	0.70%	January 12 - February 12
Interest rates	11,260	5,139,777	1.68%	(359)	(17,873)	-0.01%	5,121,904	1.67%	March 12 - June 14
Metals	194	(1,296,137)	-0.42%	(509)	135,362	0.04%	(1,160,775)	-0.38%	February 12 - March 12
Stock indices	316	146,111	0.05%	(1,293)	543,591	0.18%	689,702	0.23%	January 12 - March 12

Total		$4,611,199	1.51%		$2,514,774	0.82%	$7,125,973	2.33%

December 31, 2010

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts/Notional	Profit (Loss)	Members’ Capital	Contracts/Notional	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	1,481	$4,028,204	1.43%	(28)	$(43,410)	-0.02%	$3,984,794	1.41%	February 2011 - March 2011
Currencies	4,389,809,925	5,856,246	2.08%	(940,119,865)	(1,499,079)	-0.53%	4,357,167	1.55%	March 2011
Energy	629	1,272,913	0.45%	(182)	(371,550)	-0.13%	901,363	0.32%	February 2011
Interest rates	2,781	24,462	0.01%	(847)	(263,739)	-0.09%	(239,277)	-0.08%	March 2011 - June 2013
Metals	631	4,435,389	1.58%	(51)	(267,468)	-0.10%	4,167,921	1.48%	February 2011 - April 2011
Stock indices	1,743	627,674	0.22%	(15)	49,594	0.02%	677,268	0.24%	January 2011 - March 2011

Total		$16,244,888	5.77%		$(2,395,652)	-0.85%	$13,849,236	4.92%

No individual contract’s unrealized profit or loss comprised greater than 5% of Members’ Capital as of December 31, 2011 and 2010.

Market Types

The Fund trades on a variety of United States and foreign futures exchanges as well as OTC.  Substantially all of the Fund’s off-exchange trading takes place in the highly liquid, institutionally based currency forward markets.

Many of the Fund’s currency trades are executed in the spot and forward FX markets (the “FX Markets”) where there are no direct execution costs.  Instead, the participants, banks and dealers in the FX markets take a “spread” between the prices at which they are prepared to buy and sell a particular currency and such spreads are built into the pricing of the spot or forward contracts with the Fund.

Margin

When a futures or options on futures position is established, “initial margin” is calculated by the exchange on which the position is listed and deposited with a Futures Commission Merchant (“FCM”) that is a member of the clearinghouse through which transactions on the relevant exchange are cleared.  An FCM must, in turn, deposit initial margin with the clearinghouse, as calculated by the clearinghouse, to secure its obligations to the clearinghouse with respect to the positions of its customers.  The amount of both the trader’s initial margin payment to the FCM and the FCM’s initial margin payment to the clearinghouse are determined on the basis of risk, taking into account the price and volatility of the commodity underlying the position and, in certain cases, the offsetting risks that exist within a portfolio of positions.  On most exchanges, at the close of each trading day “variation margin,” representing the unrealized gain or loss on the open positions, is either credited to or debited from a trader’s account.  A trader must maintain a minimum margin level for each outstanding futures position known as “maintenance margin,” which is set by the relevant exchange and based on the risk of the futures position, often a set percentage of the “initial margin.”  If “variation margin” payments cause a trader’s “initial margin” to fall below “maintenance margin” levels, a “margin call” is made, requiring the trader to deposit additional margin or have its position closed out.  A clearinghouse likewise has “maintenance margin” requirements for member FCMs. An FCM may require a higher level of “initial margin” and “maintenance margin” from the trader than the clearinghouse requires from the FCM, but generally will not allow lower margin levels.  Margin is also required to be posted with counterparties when making investments through forward, swaps or other OTC instruments.  The counterparties calculate margin based on the risk of the underlying commodity and will deposit margin with each other based on a previously agreed upon schedule.  In general, approximately 5% to 25% of the Fund’s assets are expected to be committed as margin for futures or options on futures positions at any one time, although these amounts could occasionally be substantially higher.  The Fund’s exposure and liability are not limited to the amount placed on margin, but are based on the total value of the futures contracts being traded.  Fund assets not committed to margin will be held in cash or cash equivalents and will earn interest as described below.

Custody of Assets

Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”) is the Fund’s futures clearing broker.  MLPF&S is a BAC affiliate.  Certain of the Fund’s assets will be held in customer-segregated accounts at MLPF&S or its affiliates in cash or invested in Commodity Futures Trading Commission (“CFTC”) authorized investments for customer funds, including, without limitation, commercial paper, U.S. government and government agency securities, prime non-U.S. government securities, corporate notes and money market funds.  However certain of such assets are not required to be, and generally are not, held in customer segregated accounts.  For example, assets used as collateral for margin trading in the OTC forward markets, including assets held by MLIB as F/X prime broker and counterparty, are typically not segregated.

The bank accounts in which MLPF&S deposits Fund cash may be offset accounts, which are non-interest bearing demand deposit accounts maintained with banks unaffiliated with BAC.  MLPF&S may in the future elect to maintain accounts of this nature with one or more of its affiliates.  Offset account deposits reduce MLPF&S’ borrowing costs with these banks.  An integral feature of the offset arrangements is that the participating banks specifically acknowledge that the offset accounts are for the benefit of MLPF&S’ customers, not subject to any MLPF&S liability.

MLAI, as sponsor of the Fund, has a general policy of maintaining exclusive clearing and prime brokerage arrangements with its BAC affiliates, such as MLPF&S and MLIB.  Other affiliates may from time to time be involved in the clearing, custody or investment of the Fund’s assets, including as prime brokers.

Cash Management and Interest

The Fund generally will earn interest, as described below, on its cash, which is deemed to include, in addition to actual cash held by the Fund, its “open trade equity” i.e., equity attributable to unrealized gain and loss marked to market daily on open positions.  Cash is held primarily in U.S. dollars, and to a lesser extent in foreign currencies.  Cash does not include, and the Fund does not earn interest income on, the Fund’s gains or losses on its open forward, commodity option and certain non-U.S. futures positions since these gains and losses are not collected or paid until such positions are closed out.

The Fund’s cash may be greater than, less than or equal to the Fund’s Net Asset Value, on which the underlying redemption value of the Units is based, primarily because Net Asset Value reflects all gains and losses on open positions as well as accrued but unpaid expenses.

MLPF&S intends to pay interest on the Fund’s cash, irrespective of how such cash is held or invested, at the most favorable rate payable by MLPF&S to accounts of BAC affiliates, which will consist of the current federal funds rate of interest minus a spread based on the currency held.  MLPF&S will receive the amount of the spread, in addition to any amounts it receives over the federal funds rate due to its investing activities, as well as any amounts it, or its affiliates, receive in brokerage commissions as described herein.  The Fund receives interest on its cash held in excess of margin.  MLPF&S retains the additional economic benefit derived from possession of the Fund’s cash, which includes the ability to invest such cash throughout cash management programs, which may include investments in vehicles managed or sponsored by MLPF&S or BAC affiliates.

MLPF&S, in the course of acting as commodity broker for the Fund, may lend certain currencies to, and borrow certain currencies from, the Fund.  In the course of doing so, MLPF&S both retains certain amounts of interest and receives other economic benefits.  In doing so, MLPF&S follows its standard procedures for paying interest on the assets of the commodity pools sponsored by MLAI and other BAC affiliates and traded through MLPF&S.

Charges

The following table summarizes the charges incurred by the Fund for the years ended December 31, 2011, 2010 and 2009.

	2011		2010		2009
Charges	Dollar Amount	% of Average Month-End Net Assets	Dollar Amount	% of Average Month-End Net Assets	Dollar Amount	% of Average Month-End Net Assets
Other Expenses	$640,865	0.22%	$560,827	0.21%	$715,230	0.25%
Sponsor fees	3,238,858	1.09%	2,432,882	0.92%	2,675,732	0.94%
Management fees	5,916,501	2.00%	5,133,812	1.93%	5,395,714	1.89%
Performance fees	3,958,922	1.34%	2,071,209	0.78%	17,428	0.01%
Total	$13,755,146	4.65%	$10,198,730	3.83%	$8,804,104	3.09%

The foregoing table does not reflect:  (i) the bid-ask spreads paid by the Fund on it forward trading, (ii) brokerage commissions, (iii) the benefits which may be derived by BAC from the deposit of certain of the Fund’s U.S. dollar assets maintained at MLPF&S, or (iv) sales commissions payable in connection with the sales of Class A, Class D and Class I Units of the Fund.  Bid-ask spreads and brokerages commissions are components of the trading profit or loss of the Fund rather than a distinct expense item separable from the Fund’s trading; they are netted against realized and unrealized trading gains or losses in determining trading profit or loss.  Benefits derived by BAC from the deposit of the Fund’s assets at MLPF&S are neither a direct expense of the Fund nor readily quantifiable.  Aggregate sales commissions are not included in the table of charges because they are not an expense of the Fund, but rather are paid to MLPF&S out of an investor’s subscription proceeds and therefore reduce the amount invested in the Fund by the investor.

The Fund’s average month-end Net Assets during 2011, 2010 and 2009 equaled $296,128,625, $265,659,876 and $285,888,058, respectively.

During 2011, the Fund earned $22,505 in interest income, or approximately 0.01% of the Fund’s average month-end Net Assets. During 2010, the interest expense for the Fund was $(922), or approximately (0.0003)% of the Fund’s average month-end Net Assets. During 2009, the Fund earned $17,255 in interest income, or approximately 0.01% of the Fund’s average month-end Net Assets.

Description of Current Charges

Recipient	Nature of Payment	Amount of Payment

MLPF&S	Brokerage Commissions

During 2011, 2010 and 2009 the average round-turn (each purchase and sale or sale and purchase of a single futures contract) rate of the Fund’s Brokerage Commissions was approximately $6.00, $5.03 and $6.07, respectively.

MLPF&S	Use of assets	BAC may derive an economic benefit from the deposit of certain of the Fund’s U.S. dollar assets in accounts maintained at MLPF&S.

MLAI	Sponsor fee

A flat-rate monthly charge of 0.125 of 1% (1.50% annual rate) on Class A Units, flat-rate monthly charge of 0.2083 of 1% (2.50% annual rate) on Class C Units, a flat-rate monthly charge of 0.0917 of 1% (1.10% annual rate) on Class I Units (including the monthly interest credit and before reduction for accrued month-end redemptions, distributions, management fees or performance fees, in each case as of the end of the month of determination). Class D, Class DT, DS and Class M Units do not pay Sponsor Fees.

MLPF&S	Sales commissions

Class A Units are subject to a sales commission paid to MLPF&S ranging from 1.0% to 2.5%. Class D and Class I Units are subject to sales commissions up to 0.5%. The rate assessed to a given subscription is based upon the subscription amount. Sales commissions are deducted from proceeds prior to entering the Fund. Shares purchased and reflected in the Fund records are net of any commissions charged by MLPF&S. Class C, Class DS, Class DT and Class M Units are not subject to any sales commissions. No sales commission is charged to Class M Units because investors purchasing Class M Units are subject to asset-based fees on BAC managed accounts in which the Class M Units are held.

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

20% of any New Trading Profits, generated by the Fund are allocated for Class A, Class C, Class I, Class D, Class DS and Class M Units and 15% of any New Trading Profits generated by the Fund and allocated for Class DT Units as a whole as of the end of each calendar year. MLAI receives 25% of the performance fees. “New Trading Profits” equal any increase in the Net Asset Value of the Fund, prior to reduction for any accrued performance fee or Sponsor fees, as of the current performance fee calculation date over the Fund’s “High Water Mark.”   The “High Water Mark” attributable to the Fund equals the highest Net Asset Value after reduction for the performance fee then paid, as of any preceding performance fee calculation date.  Net Asset Value, solely for purposes of calculating the performance fee, does not include any interest income earned by the Fund.

Aspect and MLAI	Management fees

A flat-rate monthly net charge of 0.1667 of 1% of the Fund’s month-end net assets (a 2% annual rate) except for Class DT Units which is charged a 1.50% annual rate. MLAI receives 25% of the management fees except for Class DT Units.

Others	Operating expense of Fund including audit, legal and tax services	Actual payments to third parties.

MLAI	Ongoing Offering Costs Reimbursed	Actual costs incurred.

Regulation

The CFTC has delegated to the National Futures Association (“NFA”) responsibility for the registration of “commodity trading advisors,” “commodity pool operators,” “futures commission merchants,” “introducing brokers” and their respective associated persons, and “floor brokers” and “floor traders.”  The Commodity Exchange Act requires commodity pool operators such as MLAI, commodity trading advisors such as the Trading Advisor and commodity brokers or FCMs such as MLPF&S to be registered and to comply with various reporting and record keeping requirements.  CFTC regulations also require FCMs to maintain a minimum level of net capital.  In addition, the CFTC and certain commodities exchanges have established limits referred to as “speculative position limits” on the maximum net long or net short speculative positions that any person may hold or control in any particular futures or options contracts traded on U.S. commodities exchanges.  All accounts owned or managed by the Trading Advisor will be combined for position limit purposes.  The Trading Advisor could be required to liquidate positions in order to comply with such limits.  Any such liquidation could result in substantial costs to the Fund.  In addition, many futures exchanges impose limits beyond which the price of a futures contract may not trade during the course of a trading day, and there is a potential for a futures contract to reach its daily price limit for several days in a row, making it impossible for the Trading Advisor to liquidate a position and thereby experiencing dramatic losses.  Currency forward contacts may become subject to governmental regulation, see Item 1A “Risk Factors—F/X Forward Trading” and “—Regulatory Changes Could Restrict the Fund’s Operations.”

Other than in respect of the registration requirements pertaining to the Fund’s securities under Section 12(g) of the Securities Exchange Act of 1934 (the “Securities Exchange Act”) the Fund is generally not subject to regulation by the Securities and Exchange Commission (the “SEC”).  However, MLAI is registered as an “investment advisor” under the Investment Advisers Act of 1940.  MLPF&S is also regulated by the SEC and the Financial Industry Regulatory Authority (“FINRA”).

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

Item 1A:  Risk Factors

Past Performance Not Necessarily Indicative of Future Results

There can be no assurance that the Trading Program will produce profitable results.  The past performance of the Fund or Trading Advisor is not necessarily indicative of how the Fund or the Trading Advisor will perform in the future.  There can be no assurance that the Fund will achieve its investment objectives or avoid substantial or total loss.  The Fund may sustain losses in the future under market conditions in which it achieved gains in the past.

Volatile Markets; Highly Leveraged Trading

Trading in the futures and OTC markets typically results in volatile performance.  Market price levels fluctuate dramatically and may be materially affected by unpredictable factors such as weather and governmental intervention.  The low margin requirements normally required in futures and OTC trading permit an extremely high degree of economic leverage.  This combination of leverage and volatility creates a high degree of risk.  Additionally, although the Trading Advisor may initiate stop-loss orders on certain positions to limit this risk, there can be no assurance that any stop-loss order will be executed or, even if executed, that it will be executed at the desired price or time.

Importance of General Market Conditions

Neither MLAI nor the Trading Advisor can predict or control overall market or economic conditions.  These conditions, however, can be expected to have a material effect on the performance of the Trading Program.

The Fund may incur major losses in the event of disrupted markets and other extraordinary events in which historical pricing relationships become materially distorted.  The risk of loss from pricing distortions is compounded by the fact that in disrupted markets many positions become illiquid, making it difficult or impossible to close out positions against which the markets are moving.  The financing available to the Fund from its banks, dealers and other counterparties is typically reduced in disrupted markets, which may result in substantial losses to the Fund.  Market disruptions may from time to time cause dramatic losses for the Fund and can result in the Trading Advisor’s strategy performing with unprecedented volatility and risk.

Trend-Following Systems

Many technical trading systems are trend-following.  Trend-following systems generally anticipate that a majority of their trades will be unprofitable and seek to achieve overall profitability by substantial gains made on a limited number of positions.  These strategies are generally only successful in markets in which strong price trends occur.  In stagnant markets in which these trends do not occur, or in “whipsaw markets” in which apparent trends develop but then quickly reverse, trend-following trading systems are likely to incur substantial losses.  Furthermore, the profit potential of trend-following systems may be diminished by the changing character of the markets, which may make historical price data, on which technical trading systems are based, only marginally relevant to future market patterns.

Discretionary Strategies

The Trading Advisor may utilize a discretionary, rather than systematic, trading strategy.  Discretionary trading advisors may allow emotion to affect trading decisions and may exhibit a lack of discipline in their trading that systematic strategies are designed to avoid.  Relying on subjective trading judgment may produce less consistent results than those obtained by more systematic approaches.

Technical Analysis and Trading Systems

The Trading Advisor may employ technical analysis and/or technical trading systems.  Technical strategies rely on information intrinsic to the market itself to determine trades, such as prices, price patterns, volume and volatility.  These strategies can incur major losses when factors exogenous to the markets themselves, including political events, natural catastrophes, acts of war or terrorism, dominate the markets.  The widespread use of technical trading systems frequently results in numerous managers’ attempting to execute similar trades at or about the same time, altering trading patterns and affecting market liquidity.

Fundamental Analysis

The Trading Advisor’s strategy may rely on fundamental analysis.  Fundamental analysis is premised on the assumption that markets are not perfectly efficient, that informational advantages and mispricings do occur and that econometric analysis can identify trading opportunities.  Fundamental analysis may result in substantial losses if these economic factors are not correctly analyzed, not all relevant factors are identified and/or market forces cause mispricings to continue despite the traders having correctly identified mispricings.  Fundamental analysis may also be more subject to human error and emotional factors than technical analysis.

Quantitative Trading

The Trading Advisor may engage in quantitative trading.  Quantitative trading strategies are highly complex, and, for their successful application, require relatively sophisticated mathematical calculations and relatively complex computer programs.  These programs anticipate that many of their trades may be unprofitable, seeking to achieve overall profitability through recognizing major profits on a limited number of positions while cutting losing positions quickly.  These trading strategies are dependent upon various computer and telecommunications technologies and upon adequate liquidity in the markets traded.  The successful execution of these strategies could be severely compromised by, among other things, a diminution in the liquidity of the markets traded, telecommunications failures, power loss and software-related “system crashes.”  There are also periods when even an otherwise highly successful system incurs major losses due to external factors dominating the market, such as natural catastrophes and political interventions.  Due to the high trading volume of quantitative trading strategies, the resulting transaction costs may be significant.  In addition, the difference between the expected price of a trade and the price a trade is executed at, or “slippage,” may be significant and may result in losses.

Importance of Market Judgment

Although the Trading Advisor may use systematic or quantitative valuation models in evaluating the economic components of many prospective trades, the market judgment and discretion of the Trading Advisor’s personnel are often fundamental to the implementation of the Trading Program.  The greater the importance of subjective factors, the more unpredictable a trading strategy becomes.  The Trading Advisor may not have the same access to market information as do certain of its competitors, and the market decisions made by the Trading Advisor will, accordingly, often be based on less information and analysis than those available to competing investors.

Derivatives Risks Generally

The Trading Advisor may use derivative instruments in implementing the Trading Program.  The market for many types of these derivative instruments is comparatively illiquid and inefficient, creating the potential for substantial mispricings, as well as sustained deviations between theoretical and market value.  In addition, the derivatives market is, in comparison to other markets, a relatively new market, and the events of 2008 and 2009, including the bailout of American International Group, Inc., demonstrated that even the most sophisticated market participants may misunderstand how the market in derivatives will perform during periods of unusual price volatility or instability, market illiquidity, or credit distress.  The primary risks associated with the use of derivatives are model risk, market risk and counterparty risk.

The Fund’s investments in OTC derivatives are subject to greater risk of counterparty default and less liquidity than exchange-traded derivatives, although exchange-traded derivatives are subject to risk of failure of the exchange on which they are traded and the clearinghouse through which they are guaranteed.  Counterparty risk includes not only the risk of default and failure to pay mark-to-market amounts and return risk premium, if any, but also the risk that the market value of OTC derivatives will fall if the creditworthiness of the counterparties to those derivatives weakens.

The prices of derivative instruments can be highly volatile.  Price movements of derivative instruments are influenced by, among other things, interest rates, changing supply and demand relationships, trade, fiscal, monetary and exchange control programs and policies of governments, and national and international political and economic events and policies.  In addition, governments from time to time intervene, directly and by regulation, in certain markets.  This intervention often is intended directly to influence prices and may, together with other factors, cause all of such markets to move rapidly in the same direction because of, among other things, interest rate fluctuations.

There was substantial disruption in the derivatives markets related to the bankruptcy of Lehman Brothers Holdings, Inc. and uncertainty relating to the government bailout of American International Group, Inc.  This disruption and uncertainty can cause substantial losses if transactions are prematurely terminated, especially due to default when payment may be delayed or completely lost.  Uncertainties in the derivatives markets continue due to proposed regulatory initiatives, new regulations requiring OTC derivatives clearing, and allegations of inappropriate behavior by market participants to cause or avoid payments under credit default swaps.  See “Risk of Loss Due to the Bankruptcy or Failure of Counterparties, Custodians, Brokers and Exchanges,” below.

F/X Forward Trading

The Fund may trade currencies in the F/X Markets, in addition to its trading in the futures markets.  Prospective investors must recognize that the Fund’s OTC currency trading takes place in unregulated markets, rather than on futures exchanges, and may, but does not now, take place through “retail” F/X Markets subject to the jurisdiction of the CFTC or other regulatory bodies.  The responsibility for performing under a particular transaction currently rests solely with the counterparties to that transaction, not with any exchange or clearinghouse.  As a result, the Fund is exposed to the credit risk of the OTC counterparties with which it trades and deposits collateral, including that of MLIB as the F/X prime broker.  See “Risk of Loss Due to the Bankruptcy or Failure of Counterparties, Custodians, Brokers and Exchanges,” below.

The Fund is also subject to the risk that a forward counterparty may not settle a transaction in accordance with its terms, because the counterparty is unwilling or unable to do so, potentially resulting in significant losses.  A counterparty’s failure to perform could occur in respect of an offsetting forward contract on which the Fund remains obligated to perform.  The Fund will not, however, be excused from performance under any forward contracts into which it has entered due to defaults under other forward contracts.  In addition, counterparties generally have the right to terminate trades under a number of circumstances including, for example, declines in the Fund’s net assets and certain “key person” events.  Any premature termination of the Fund’s currency forward trades could result in significant losses for the Fund, because the Fund may be unable to quickly re-establish those trades and may only be able to do so at disadvantageous prices.  Forward market counterparties are under no obligation to enter into forward transactions with the Fund, including transactions through which the Fund is attempting to liquidate open positions.  In addition, the prices offered for the same forward contract may vary significantly among different forward market participants.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”) amended the definition of “eligible contract participant,” and the CFTC has announced intentions to interpret that definition in a manner that would require the Fund to limit its currency forward counterparties to a limited set of registered, regulated entities such as FCMs, “retail foreign exchange dealers,” and banks and broker-dealers engaging in “retail foreign exchange transactions.”  Limiting the Fund’s potential currency forward counterparties could lead to the Fund’s bearing higher upfront and mark-to-market margin, less favorable trade pricing, and the possible imposition of new or increased fees.  “Retail forex” markets could also be significantly less liquid than the interbank market.  Moreover, the creditworthiness of the counterparties with whom the Fund may be required to trade could be significantly weaker than the creditworthiness of MLIB and the currency forward counterparties with which the Fund would otherwise engage for its currency forward transactions.

The imposition of credit controls by governmental authorities or the implementation of regulations pursuant to the Reform Act might limit forward trading to less than that which MLAI would otherwise recommend, to the possible detriment of the Fund.

Trading in Options

The Trading Advisor may trade options on futures contracts or options on F/X forward contracts.  Although successful options trading requires many of the same skills as successful futures and forward trading, the risks involved are different.  For example, the assessment of near-term market volatility, which is directly reflected in the price of outstanding options, can be of much greater significance in trading options than it is in many long-term futures strategies.  The use of options can be extremely expensive if market volatility is incorrectly predicted.  A purchaser of options is exposed to the risk of loss of the entire premium paid; a seller, or writer, of call options is exposed to the risk of theoretically unlimited loss, and the seller of put options is exposed to the risk of substantial loss far in excess of the premium received.

Exchange of Futures for Physicals

The Trading Advisor may engage in exchange of futures for physical (“EFP”) transactions on behalf of the Fund.  As is the case with executing a transaction purely on an exchange or purely in the OTC market, EFP transactions, which are done partially on a futures exchange and partially in the OTC market, involve transaction costs.

Physical Commodities Trading in General

The Trading Advisor may engage in transactions that involve taking delivery of physical commodity assets such as agricultural commodities, freight, coal, oil, gas and electric power.  These investments are subject to risks that are not typically directly applicable to other financial instruments, such as:  destruction; loss; industry-specific regulation, such as pollution control regulation; operating failures; and work stoppages.

Physical commodities trading, as opposed to commodity futures trading, is substantially unregulated, and if the Fund engages in this type of trading, it will not be assured the same access to these markets as it might have in a regulated context.

Exchange Rate Risks; Currency Hedging

The Fund may invest and trade in currencies for speculative and/or hedging purposes.  In addition, the Units are denominated, and the Fund values its assets, in U.S. dollars and the Fund may trade and invest in assets denominated in non-U.S. currencies.

Currency-related investments are subject to the risk that the value of a particular currency will change in relation to the U.S. dollar, and the exchange rates of currencies may be highly volatile.  Among the factors that may affect currency values are direct government intervention, which is often intended specifically to change currency values, trade balances, the level of short-term interest rates, differences in the relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation and political developments.

While the Trading Advisor may from time-to-time hedge a certain amount of risks associated with currency trading, it is under no obligation to do so.  Even if it chooses to do so, it is not economically feasible and often simply not possible to fully or effectively hedge exchange-rate risks.  In a number of cases, otherwise highly successful investment funds have incurred significant, and in certain instances total, losses due to the decline in the value of the currencies in which their investments were denominated or in which they were invested for speculative purposes.

Off-Balance Sheet Risk

The Fund may invest in financial instruments with off-balance sheet risk.  These instruments include futures and forward contracts, swaps and options contracts sold short.  In entering into these contracts, there exists a market risk that the contracts may be significantly influenced by conditions, such as interest rate volatility, resulting in the contracts’ becoming less valuable.  An off-balance sheet risk is associated with a financial instrument if it exposes the investor to a loss in excess of the investor’s recognized asset carrying value in the financial instrument, if any, or if the ultimate liability associated with the financial instrument has the potential to exceed the amount that the investor recognizes as a liability in the investor’s statement of assets and liabilities.

Increased Assets Under Management

There appears to be a tendency for the rates of return achieved by managed futures advisors to decline as assets under management increase.  The Trading Advisor has not agreed to limit the amount of additional equity which it may manage and may be at or near its all-time high in assets under management.

The aggregate capital committed to the managed futures sector in general is also at an all-time high.  The more capital that is traded in these markets, or that is committed to any one particular strategy, the greater the competition for a finite number of positions and the less the profit potential for all strategies or for any particular strategy.

Trading Advisor Risk

The Fund is subject to the risk of the bad judgment, negligence or misconduct of the Trading Advisor.

There have been a number of instances in recent years in which private investment funds have incurred substantial losses due to manager misconduct.

Redemptions by Other Trading Advisor Fund Investors

Investors in other funds or accounts implementing the Trading Program or similar strategies may be able to redeem their investments more frequently or on less prior notice than Investors in the Fund.  Redemptions by investors in these funds or withdrawals from accounts that have less restrictive redemption terms could have a material adverse impact on the Fund’s portfolio and could disadvantage Investors in certain circumstances.

Trade Execution Risk

The Trading Advisor may use executing brokers unaffiliated with BAC.  In the event of a trading error, the Fund may have no effective remedy against these executing brokers.

Changes in Trading Program

The Trading Advisor may make material changes to the Trading Program without the knowledge of MLAI.  Particularly given the proprietary and/or systematic nature of the Trading Program, it is virtually impossible for MLAI to detect these changes.

Illiquid Markets

Certain positions held by the Fund may become illiquid, preventing the Trading Advisor from acquiring positions otherwise indicated by the Trading Program or making it impossible for the Trading Advisor to close out positions against which the market is moving.

Most U.S. futures exchanges limit fluctuations in some futures contract prices during a single day by regulations referred to as “daily price limits.”  During a single trading day no trades may be executed in these contracts at prices beyond the daily price limit.  Once the price of a futures contract has increased or decreased to the limit point, positions can be neither taken nor liquidated.  Futures prices have occasionally moved to the daily limit for several consecutive days with little or no trading.  Similar occurrences could prevent the Fund from promptly liquidating unfavorable positions and subject the Fund to substantial losses.  Also, the CFTC or exchanges may suspend or limit trading.  Trading on non-U.S. exchanges may also be subject to price fluctuation limits and subject to periods of significant illiquidity.  Trading in the F/X Markets and other OTC markets is not subject to daily limits, although OTC trading is also subject to periods of significant illiquidity.

Possible Effects of Speculative Position Limits

The CFTC and U.S. commodities exchanges have established limits referred to as “speculative position limits” on the maximum net long or net short speculative positions that any person may hold or control in any particular futures or options on futures contracts traded on U.S. commodities exchanges.  All proprietary or client accounts owned or managed by the Trading Advisor are combined for purposes of calculating position limits.  The Trading Advisor could be required to liquidate positions held for the Fund, or may not be able to fully implement the Trading Program, in order to comply with such limits, even though the positions attributable to the Fund do not themselves trigger the position limits or are a small portion of the aggregate positions directed by the Trading Advisor.  Position limits could force the Fund to liquidate profitable positions, result in a tracking error between the Fund’s portfolio and the Trading Advisor’s standard trading program and cause the Fund to incur substantial transaction costs.

In October 2011, the CFTC adopted rules that, among other things, established a separate position limits regime for 28 so-called “exempt,” i.e., metals and energy, and agricultural futures and options contracts and their economically equivalent swap contracts.  Position limits in spot months are generally set at 25% of the official estimated deliverable supply of the underlying commodity while position limits related to non-spot months are generally set at 10% of open interest in the first 25,000 contracts and 2.5% of the open interest thereafter.  In addition, the Reform Act significantly expands the CFTC’s authority to impose position limits with respect to futures contracts, options on futures contracts, swaps that are economically equivalent to futures or options on futures, swaps that are traded on a regulated exchange and certain swaps that perform a significant price discovery function.

MLAI is subject to CFTC-imposed position limits through its control of the Fund, and may have to aggregate positions of certain FuturesAccess Funds in determining whether the position limits are reached.  The rules adopted by the CFTC in October 2011, in addition to expanding the contracts subject to CFTC-imposed position limits, narrow certain exemptions from the aggregation requirements, making it more likely that a party such as the Fund hiring multiple trading advisors may be required to aggregate the positions controlled by the various trading advisors.  In the Fund’s case, if this aggregation is required, the Trading Advisor may not be able to implement the Trading Program for the Fund in the same manner as for its other clients, causing the Fund to underperform other accounts utilizing the Trading Program, or the Fund may have to liquidate trading positions when the Trading Advisor would otherwise not advise doing so, resulting in losses to the Fund.

Any of the regulations discussed above could adversely affect the Fund in certain circumstances.

Trading on Non-U.S. Exchanges

The Trading Advisor may trade on futures exchanges outside the United States on behalf of the Fund.  Trading on non-U.S. exchanges is not regulated by any U.S. government agency and may involve certain risks not applicable to trading on U.S. exchanges.

For example, some non-U.S. exchanges, in contrast to U.S. exchanges, are “principals’ markets” similar to the forward markets in which performance is the responsibility only of the individual member with whom the Fund has entered into a futures contract and not of any exchange or clearing corporation.  In these cases, the Fund will be subject to the risk of the inability or refusal to perform with respect the individual member with whom the Fund has entered into a futures contract.

Trading on non-U.S. exchanges may involve the additional risks of expropriation, burdensome or confiscatory taxation (including taxes on specific trading activities), moratoriums, exchange or investment controls and political or diplomatic disruptions, each of which might materially adversely affect the Fund’s trading activities.  The Fund could incur substantial losses trading on non-U.S. exchanges to which it would not have been subject had the Trading Advisor limited its trading to U.S. markets.

The U.S. tax treatment of non-U.S. futures trading may be adverse compared to the tax treatment of U.S. futures trading.  The profits and losses derived from trading non-U.S. futures and options will generally be denominated in non-U.S. currencies.  Consequently, the Fund will be subject to exchange-rate risk in trading those contracts.

Foreign Exchange Controls

Governments in non-U.S. markets may impose F/X controls at will, making it impossible to convert local currency into other currencies.  Should the Fund trade on futures exchanges outside the United States or otherwise invest in non-U.S. markets, these controls may effectively prevent Fund capital from being removed from a country where its futures contracts and other investments are traded.  In addition, certain countries do not have fully convertible currencies as a matter of policy, adding cost or delay to the trading of currency investments by the Fund.  The imposition of currency controls by a non-U.S. government may negatively affect performance and liquidity in the Fund as capital becomes trapped in that country.

Risk of Loss Due to the Bankruptcy or Failure of Counterparties, Custodians, Brokers and Exchanges

The Fund is exposed to the risk that the bankruptcy or insolvency of its trading counterparties and other entities holding Fund assets such as broker-dealers, FCMs, futures exchanges, clearinghouses, banks or other financial institutions, particularly MLPF&S in its capacity as clearing broker, MLIB as F/X prime broker and their affiliates  could result in all or a substantial portion of the Fund’s assets being lost permanently or impounded for a matter of years pending the final disposition of legal proceedings.  A bankruptcy or insolvency of this kind, or the threat of one, may cause MLAI to decide to liquidate the Fund or suspend, limit or otherwise alter trading, perhaps causing the Fund to miss significant profit opportunities.

The following paragraphs discuss the various uses of the Fund’s assets and the risks of loss — in addition to losses from trading — associated with each use.

Margin for Commodities Trading.  Although MLAI believes that MLPF&S is appropriately capitalized to function as the Fund’s FCM, cash posted as margin for commodities trading with MLPF&S is nevertheless subject to the risk of insolvency of MLPF&S.  MLPF&S is required by CFTC regulations to segregate “customer funds” from its proprietary assets for futures and options trading on U.S. exchanges in order to protect customer funds in the event of MLPF&S’s bankruptcy.  If MLPF&S did not comply with the segregation requirement to the full extent required by law, the assets of the Fund might not be fully protected. Even given proper segregation, the Fund may be subject to a risk of loss of its funds.  For example, CFTC regulations permit FCMs to invest customer funds in a number of generally high quality and interest bearing financial instruments, which may prove to be riskier than expected and lose value, resulting in a shortfall in customer segregated funds held by MLPF&S in the event of MLPF&S’s insolvency.  In addition, there may be a shortfall in customer segregated funds held by MLPF&S in the event of a substantial default by one or more of MLPF&S’s other customers.  In the case of a MLPF&S insolvency or inability to satisfy a substantial deficiency in other customer accounts, the Fund might recover, even in respect of “customer funds” specifically traceable to the Fund, only a pro rata share of all property available for distribution to all of MLPF&S’s customers.  In addition, if BAC directly or indirectly owns 10% or more of the Fund, the Fund’s account at MLPF&S would be considered a “proprietary account” under CFTC regulations and the Fund’s assets, including assets used to margin U.S. exchange-traded futures and options, would not be protected as “customer funds.”  If MLPF&S became insolvent at a time when the Fund’s assets on deposit with MLPF&S were not considered customer funds, the Fund would likely lose significantly more as a result of the bankruptcy than would otherwise be the case.

MLPF&S is required by CFTC regulations to maintain in a secure account the amount required to margin futures and options positions established on non-U.S. futures exchanges in order to protect customer funds in the event of MLPF&S’s bankruptcy.  While the secure account requirement relating to trading non-U.S. futures exchanges is similar in some respects to the segregation requirement relating to trading on U.S. futures exchanges, they are not identical and there are special risks associated with funds maintained in a secure account.  Funds held in a secure account may be commingled with funds of non-U.S. persons and, because they are by necessity held in a non-U.S. jurisdiction, are subject to different insolvency laws and customer protection regulations, which may be less favorable than U.S. laws and regulations.  Moreover, these funds are not subject to the same limitations on permissible investments applicable to funds subject to segregation.  In addition to these special risks, funds held in a secured account are subject to risks comparable to those applicable to funds in a segregated account, namely that MLPF&S will not comply with the relevant regulations, that investments in the account will decline in value, of a shortfall in the event of the default by another customer, and that, if BAC owns 10% or more of the Fund, the Fund’s assets will not be protected as “customer funds.”

Collateral for OTC Transactions.  Cash pledged as collateral with the MLIB for F/X forwards or options on forwards or with any other OTC prime broker for trading other OTC investments is subject to the risk of the insolvency of MLIB or other OTC prime broker and unlike cash posted as margin for commodities trading on regulated exchanges is not required to be segregated or held in a secured account.

Bank Deposits.  The vast majority of the cash deposited with banks would be in excess of the limits on federal insurance for deposits, and thus not insured by the Federal Deposit Insurance Corporation (“FDIC”), and would be subject to the risk of bank failure.  However, amounts held in non-interest bearing demand deposit accounts are fully insured through the end of 2012.

Cash in Brokerage Accounts.  Cash in brokerage accounts with MLPF&S is subject to the risk of insolvency of MLPF&S.  While brokers are required to keep customer cash in a special reserve account for the benefit of customers, it is possible that a shortfall could exist in this account, in which case the Fund, along with other customers, would suffer losses.  The Securities Investor Protection Corporation provides protection against these losses, up to a limit, but the cash deposited by the Fund in a brokerage account would far exceed the limit.

Direct Investments.  Fund investments in U.S. government securities are backed by the full faith and credit of the U.S. government.  To the extent the Fund makes investments in non-government securities it would be subject to a risk of loss that depended on the type of security.

By preferring its BAC affiliates in clearing and prime brokerage relationships, MLAI has historically maintained the vast majority of its cash in brokerage accounts with its affiliates.  This policy exposes the Fund to the specific credit risk of these BAC affiliates because balances in these accounts are not subject to FDIC or other form of deposit insurance against loss from failure of the BAC affiliate.  Rather, the BAC affiliate is entitled to invest these funds in assets of its choosing.

There are increased risks associated with offshore OTC trading, including the risk that assets held by offshore brokers and unregulated trading counterparties may not benefit from the protection afforded to customer funds deposited with regulated FCMs or broker-dealers.  Additionally, the participants in OTC markets typically are not subject to the type of strict credit evaluation and regulatory oversight applicable to members of “exchange-based” markets, and transactions in these markets typically are not settled through exchanges or clearinghouses that guarantee the trades of their participants.  To the extent the Trading Advisor trades in offshore OTC markets, the Fund is subject to the credit risk of the counterparties with which it trades and deposits collateral, including that of MLIB.

If a party holds Fund assets, those assets are not held in segregation or in a secured account as “customer funds” for any of the reasons discussed above and the party becomes insolvent, the Fund would be a general creditor of that party even in respect of property specifically traceable to the Fund’s account.  As a result, the Fund’s claim would be paid along with the claims of other general creditors and the Fund would be subject to the loss of its entire deposit with the party.

MLAI’s policy that the Trading Advisor use MLPF&S and MLIB may increase the risks of insolvency described above by preventing the diversification of brokers and counterparties used by the Fund.

Although the Fund must use the MLPF&S and MLIB, in certain circumstances MLAI may have limited control over the selection of counterparties by the Fund.  The Fund also may not be restricted from dealing with any particular counterparty, regulated or unregulated, or from concentrating any or all of its transactions with a single counterparty or limited number of counterparties or from initially transacting, clearing or brokering with a non-BAC broker and from “giving up” those trades to the MLPF&S and MLIB.  In addition, to the extent assets are held at entities other than the MLPF&S and MLIB, MLAI may have limited ability to assess the extent to which the Trading Advisor maintains the Fund’s assets in unregulated accounts subject to the bankruptcy of the counterparties holding such assets.

Recent events underscore the risks described above.  Significant losses incurred by many investment funds in relation to the bankruptcy and/or administration of Lehman Brothers Holdings Inc. and its affiliates illustrate the risks incurred in both derivatives trading and custody/brokerage arrangements.  The ongoing bankruptcy liquidation of MF Global Inc. also demonstrates that even customer funds subject to segregation requirements may be difficult for an FCM to locate, and customer funds held by an FCM in bankruptcy may not be distributed promptly and may be subject to a lengthy claims process.

Insolvency of Dual-Registered Entities

MLPF&S is registered as both an FCM with the CFTC and as a broker-dealer with the SEC.  Other counterparties and entities holding Fund assets may also be entities registered with both the SEC and the CFTC.  In the event of an insolvency of a dual-registered entity, the distribution of CFTC regulated customer funds would be governed by the CFTC’s bankruptcy rules and Chapter 7 of the U.S. Bankruptcy Code, while the distribution of SEC regulated customer funds would be governed by the Securities Investor Protection Act of 1970 and applicable provisions of the U.S. Bankruptcy Code.  Uncertainty exists regarding the application of the two separate insolvency regimes to the insolvency of a single entity.

Risk of Loss Due to Trading Errors and the Failure of Trading Systems

The Fund is subject to the risk of failures or inaccuracies in the trading systems of the Trading Advisor. Trades for the Fund may be placed or executed in error due to technical errors such as coding or programming errors in software, hardware problems and inaccurate pricing information provided by third parties or execution errors such as keystroke, typographic or inadvertent drafting errors.  Many exchanges have adopted “obvious error” rules that prevent the entry and execution of trades more than a specified amount away from the current best price on the exchange.  However, these rules may not be in place on the exchanges on which the Trading Advisor trades on behalf of the Fund and may not be enforced even if in effect.  These rules likely would not prevent the entry and execution of a trade entered close to the market price but at the wrong size.

The Fund is subject to the risk of the unavailability or failure of the computer systems of the exchanges on which the Trading Advisor trades.  Any such errors or failures could subject the Fund to substantial losses.

Market Disruptions; Government Intervention

The global financial markets have recently experienced pervasive and fundamental disruptions that have led to extensive and unprecedented governmental intervention.  Government intervention has in certain cases been implemented on an “emergency” basis, suddenly and substantially eliminating market participants’ ability, at least on a temporary basis, to continue to implement certain strategies or manage the risk of their outstanding positions.  In addition, as one would expect given the complexities of the financial markets and the limited time frame within which governments have taken action, these interventions typically have been difficult to interpret and unclear in scope and application, resulting in confusion and uncertainty.  This confusion and uncertainty in itself has been materially detrimental to the efficient functioning of the markets as well as previously successful investment strategies.

The Fund may incur substantial losses in the event of disrupted markets and other extraordinary events in which historical pricing relationships become materially distorted, the availability of credit is restricted or the ability to trade or invest capital, including exiting existing positions, is otherwise impaired.  The risk of loss from pricing distortions is compounded by the fact that in disrupted markets many positions become illiquid, making it difficult or impossible to close out positions against which the markets are moving.  The financing available to private investment funds such as the Fund from banks, dealers and other counterparties, is typically reduced in disrupted markets.  Any reduction may result in substantial losses to the Fund.  Market disruptions may from time to time cause dramatic losses for the Fund and these events can result in otherwise historically low-risk strategies performing with unprecedented volatility and risk.

Regulatory Changes Could Restrict the Fund’s Operations

The Fund implements speculative, highly leveraged strategies.  From time to time there is governmental scrutiny of these types of strategies and political pressure to regulate their activities.  The CFTC and the exchanges are authorized to take extraordinary actions in the event of a market emergency, including, for example, the retroactive implementation of speculative position limits or higher margin requirements, the establishment of daily price limits and the suspension of trading.  The regulation of futures, forward and options transactions in the United States is a rapidly changing area of law and is subject to modification by government and judicial action.  In addition, several U.S. legislators and the CFTC have expressed the concern that speculative futures traders, and commodity funds in particular, may be responsible for unwarranted and dramatic swings in the prices of commodities.  Non-U.S. governments have from time to time blamed the declines of their currencies on speculative currency trading and imposed restrictions on speculative trading in certain markets.

Regulatory changes could adversely affect the Fund by restricting the markets in which it trades, otherwise limiting its trading and/or increasing the taxes to which Investors are subject.  Adverse regulatory initiatives could develop suddenly and without notice.

The Reform Act includes provisions that comprehensively regulate the OTC derivatives markets for the first time.  The Reform Act requires that a substantial portion of derivatives currently traded over the counter be executed in regulated markets and submitted for clearing to regulated clearinghouses.  Those OTC derivatives may include OTC foreign exchange F/X forwards and swaps which may be traded by the Fund.  Although the U.S. Treasury has the discretion to exclude F/X forwards and swaps from certain of the new regulatory requirements, it has proposed to do so only in limited circumstances.  If these forwards and swaps are not so excluded, the Reform Act may require them, and other OTC contracts that the Fund may trade, to be cleared.  This may subject the Fund, the Trading Advisor, MLAI and/or the Fund’s counterparties to additional regulatory requirements including minimum initial and variation margin requirements, minimum capital requirements, registration with the SEC and/or the CFTC, new business conduct standards, disclosure requirements, reporting and recordkeeping requirements, transparency requirements, position limits, limitations on conflicts of interest and other regulatory burdens.  Some or all of these requirements may apply to currency forwards and swaps even if they are excluded by the U.S. Treasury.  These new regulatory burdens would further increase the dealers’ costs, which are expected to be passed through to other market participants such as the Fund in the form of higher fees and less favorable dealer marks.  They may also render certain strategies in which the Trading Advisor might otherwise engage impossible, or so costly that they will no longer be economical, to implement.

Additionally, the Reform Act includes a provision that has come to be known as the “Volcker Rule” that places significant limitations on the ability of a “banking entity” to sponsor or invest in hedge funds, private equity funds or similar funds (collectively, “private funds”). “Banking entity” generally includes a company that controls an FDIC-insured depository institution, such as BAC, or a non-U.S. bank that is treated as a bank holding company and any affiliate or subsidiary of any bank holding company, such as MLAI, and other systemically significant organizations regulated by the Federal Reserve.  Under certain circumstances the Volcker Rule will permit a banking entity to organize and make or retain a de minimis investment in a private fund, in connection with the banking entity’s fiduciary or investment advisory business.  The Volcker Rule is effective in July 2012 and provides for a conformance period of up to two years following the effective date.  However, the implementation of the Volcker rule requires additional rulemaking from multiple federal government agencies, including the SEC, CFTC, the Federal Reserve and various other banking regulators.

Concerns Regarding the Downgrade of the U.S. Credit Rating and the Sovereign Debt Crisis in Europe

On August 5, 2011, Standard & Poor’s lowered its long term sovereign credit rating on the United States of America from AAA to AA+.  While U.S. lawmakers reached agreement to raise the federal debt ceiling on August 2, 2011, the downgrade reflected Standard & Poor’s view that the fiscal consolidation plan within that agreement fell short of what would be necessary to stabilize the U.S. government’s medium term debt dynamics.  This downgrade could have material adverse impacts on financial markets and economic conditions in the United States and throughout the world and, in turn, the market’s anticipation of these impacts could have a material adverse effect on the investments made by the Fund and thereby the Fund’s financial condition and liquidity.  The unprecedented nature of negative credit rating actions with respect to U.S. government obligations makes the ultimate impact on global markets and the Fund’s business, financial condition and liquidity unpredictable.

Global markets and economic conditions have been negatively affected by the ability of certain European Union (“E.U.”) member states to service their sovereign debt obligations.  The continued uncertainty over the outcome of the E.U. governments’ financial support programs and the possibility that other E.U. member states may experience similar financial troubles could further disrupt global markets, which may have an adverse effect on the Fund.

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

Item 4:   Mine Safety Disclosures

Not applicable.

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

(b)                                 Holders:

As of December 31, 2011, there were 3,113 holders of Units, including MLAI, none of whom owned 5% or more of the Fund’s Units.

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

CLASS A

	Subscription
	Amount	Units	NAV (1)
Jan-11	$231,070	146,145	1.5811
Feb-11	461,726	296,244	1.5586
Mar-11	1,919,349	1,201,922	1.5969
Apr-11	721,479	456,401	1.5808
May-11	1,265,259	768,547	1.6463
Jun-11	932,075	592,848	1.5722
Jul-11	661,531	433,393	1.5264
Aug-11	1,049,535	642,979	1.6323
Sep-11	861,861	520,353	1.6563
Oct-11	772,170	465,977	1.6571
Nov-11	1,528,173	958,042	1.5951
Dec-11	1,086,601	673,527	1.6133
Jan-12	1,521,792	927,639	1.6405
Feb-12	1,037,706	626,861	1.6554

CLASS C

	Subscription
	Amount	Units	NAV (1)
Jan-11	$1,441,610	962,485	1.4978
Feb-11	2,829,957	1,918,225	1.4753
Mar-11	2,851,096	1,887,768	1.5103
Apr-11	5,369,204	3,594,326	1.4938
May-11	3,066,424	1,972,738	1.5544
Jun-11	5,814,302	3,920,106	1.4832
Jul-11	4,001,050	2,780,824	1.4388
Aug-11	3,166,019	2,059,467	1.5373
Sep-11	3,640,212	2,335,416	1.5587
Oct-11	3,269,630	2,098,607	1.5580
Nov-11	7,187,835	4,796,687	1.4985
Dec-11	7,811,965	5,158,796	1.5143
Jan-12	4,980,450	3,237,001	1.5386
Feb-12	2,874,523	1,852,977	1.5513

CLASS D

	Subscription
	Amount	Units	NAV (1)
Jan-11	$1,000,000	570,418	1.7531
Feb-11	—	—	1.7304
Mar-11	—	—	1.7751
Apr-11	—	—	1.7593
May-11	299,999	163,532	1.8345
Jun-11	—	—	1.7542
Jul-11	—	—	1.7052
Aug-11	—	—	1.8258
Sep-11	2,723,600	1,468,248	1.8550
Oct-11	449,998	242,182	1.8581
Nov-11	4,321,997	2,413,310	1.7909
Dec-11	—	—	1.8135
Jan-12	—	—	1.8464
Feb-12	—	—	1.8656

CLASS I

	Subscription
	Amount	Units	NAV (1)
Jan-11	$2,090,162	1,293,177	1.6163
Feb-11	162,999	102,264	1.5939
Mar-11	60,044	36,756	1.6336
Apr-11	96,380	59,582	1.6176
May-11	4,337,476	2,573,864	1.6852
Jun-11	225,389	140,002	1.6099
Jul-11	275,472	176,189	1.5635
Aug-11	592,227	354,097	1.6725
Sep-11	2,416,234	1,423,156	1.6978
Oct-11	515,313	303,286	1.6991
Nov-11	1,095,017	669,285	1.6361
Dec-11	164,348	99,286	1.6553
Jan-12	179,997	106,899	1.6838
Feb-12	96,371	56,699	1.6997

CLASS DS

	Subscription
	Amount	Units	NAV (1)
Jan-11	$222,842	127,659	1.7456
Feb-11	364,194	211,372	1.7230
Mar-11	896,610	507,276	1.7675
Apr-11	—	—	1.7518
May-11	—	—	1.8267
Jun-11	—	—	1.7467
Jul-11	—	—	1.6979
Aug-11	—	—	1.8180
Sep-11	—	—	1.8471
Oct-11	—	—	1.8502
Nov-11	—	—	1.7832
Dec-11	—	—	1.8058
Jan-12	—	—	1.8386
Feb-12	—	—	1.8577

CLASS DT

	Subscription
	Amount	Units	NAV (1)
Jan-11	$—	—	1.8051
Feb-11	—	—	1.7824
Mar-11	—	—	1.8305
Apr-11	—	—	1.8139
May-11	—	—	1.8970
Jun-11	—	—	1.8096
Jul-11	—	—	1.7606
Aug-11	—	—	1.8894
Sep-11	—	—	1.9222
Oct-11	—	—	1.9263
Nov-11	—	—	1.8529
Dec-11	—	—	1.8785
Jan-12	—	—	1.9154
Feb-12	—	—	1.9372

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

Item 5(b)

Not applicable.

Item 5(c)

Not applicable.

Item 6:   Selected Financial Data

The following selected financial data has been derived from the financial statements of the Fund.

Statements of Operations	For the year ended December 31, 2011	For the year ended December 31, 2010	For the year ended December 31, 2009	For the year ended December 31, 2008	For the year ended December 31, 2007

Trading profit (loss)
Realized, net	$34,448,070	$33,030,812	$(15,245,520)	$93,209,117	$12,040,023
Change in unrealized, net	(6,723,263)	14,819,710	(12,836,984)	2,497,935	3,857,805
Brokerage commissions	(667,386)	(631,326)	(799,706)	(787,841)	(1,052,707)
Total trading profit (loss)	27,057,421	47,219,196	(28,882,210)	94,919,211	14,845,121

INVESTMENT INCOME (EXPENSE):
Interest	22,505	(922)	17,255	5,306,094	10,674,137

EXPENSES:
Management fees	5,916,501	5,133,812	5,395,714	5,712,987	4,139,254
Performance fees	3,958,922	2,071,209	17,428	16,320,740	2,038,070
Sponsor fees	3,238,858	2,432,882	2,675,732	3,172,388	2,781,129
Other	640,865	560,827	715,230	743,997	665,497
Total Expenses	13,755,146	10,198,730	8,804,104	25,950,112	9,623,950

NET INVESTMENT INCOME (LOSS)	(13,732,641)	(10,199,652)	(8,786,849)	(20,644,018)	1,050,187

NET INCOME (LOSS)	$13,324,780	$37,019,544	$(37,669,059)	$74,275,193	$15,895,308

Balance Sheet Data	December 31, 2011	December 31, 2010	December 31, 2009	December 31, 2008	December 31, 2007

Members’ Capital	$305,517,684	$281,431,373	$265,629,162	$320,433,806	$266,014,974
Net Asset Value per Class A Unit	1.6405	1.5811	1.3859	1.5927	1.2538
Net Asset Value per Class C Unit	1.5386	1.4978	1.3261	1.5393	1.2234
Net Asset Value per Class D Unit	1.8464	1.7531	1.5138	1.7134	1.3241
Net Asset Value per Class I Unit	1.6838	1.6163	1.4111	1.6142	1.2649
Net Asset Value per Class DS Unit	1.8386	1.7456	1.5073	1.7067	1.3245
Net Asset Value per Class DT Unit	1.9154	1.8051	1.5484	1.7442	1.3283

MLAI believes that the Net Asset Value used to calculate subscription and redemption value and report performance to investors throughout the year is useful information for the members of the Fund.

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS A

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2007	$1.1952	$1.1332	$1.1134	$1.1604	$1.2217	$1.2604	$1.2019	$1.1348	$1.1944	$1.2622	$1.2253	$1.2539
2008	$1.3141	$1.4206	$1.3950	$1.3319	$1.3723	$1.4646	$1.3590	$1.3134	$1.3544	$1.4584	$1.5330	$1.5925
2009	$1.5995	$1.6080	$1.5546	$1.5051	$1.4710	$1.3497	$1.3304	$1.3808	$1.4201	$1.3541	$1.4613	$1.3859
2010	$1.3476	$1.3807	$1.4306	$1.4557	$1.4097	$1.4216	$1.4004	$1.4983	$1.5136	$1.5703	$1.5037	$1.5811
2011	$1.5586	$1.5969	$1.5808	$1.6463	$1.5722	$1.5264	$1.6323	$1.6563	$1.6571	$1.5951	$1.6133	$1.6405

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS C

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2007	$1.1769	$1.1150	$1.0946	$1.1399	$1.1991	$1.2361	$1.1777	$1.1102	$1.1684	$1.2337	$1.1966	$1.2235
2008	$1.2812	$1.3839	$1.3578	$1.2952	$1.3335	$1.4221	$1.3183	$1.2729	$1.3116	$1.4115	$1.4827	$1.5392
2009	$1.5447	$1.5516	$1.4988	$1.4499	$1.4159	$1.2980	$1.2783	$1.3257	$1.3623	$1.2979	$1.3995	$1.3261
2010	$1.2884	$1.3190	$1.3655	$1.3883	$1.3433	$1.3535	$1.3322	$1.4241	$1.4375	$1.4901	$1.4257	$1.4978
2011	$1.4753	$1.5103	$1.4938	$1.5544	$1.4832	$1.4388	$1.5373	$1.5587	$1.5580	$1.4985	$1.5143	$1.5386

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS D

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2007	$1.2452	$1.1823	$1.1631	$1.2137	$1.2795	$1.3217	$1.2620	$1.1901	$1.2557	$1.3299	$1.2926	$1.3244
2008	$1.3898	$1.5043	$1.4790	$1.4131	$1.4586	$1.5606	$1.4478	$1.4000	$1.4464	$1.5617	$1.6460	$1.7137
2009	$1.7234	$1.7347	$1.6790	$1.6277	$1.5928	$1.4633	$1.4441	$1.5007	$1.5454	$1.4754	$1.5942	$1.5138
2010	$1.4738	$1.5119	$1.5685	$1.5980	$1.5495	$1.5645	$1.5431	$1.6530	$1.6719	$1.7368	$1.6652	$1.7531
2011	$1.7304	$1.7751	$1.7593	$1.8345	$1.7542	$1.7052	$1.8258	$1.8550	$1.8581	$1.7909	$1.8135	$1.8464

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS I

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2007	$1.2019	$1.1402	$1.1206	$1.1683	$1.2304	$1.2699	$1.2113	$1.1442	$1.2044	$1.2732	$1.2363	$1.2656
2008	$1.3268	$1.4348	$1.4094	$1.3460	$1.3874	$1.4815	$1.3746	$1.3287	$1.3707	$1.4770	$1.5535	$1.6148
2009	$1.6225	$1.6316	$1.5781	$1.5284	$1.4943	$1.3715	$1.3523	$1.4041	$1.4445	$1.3778	$1.4874	$1.4111
2010	$1.3725	$1.4068	$1.4581	$1.4842	$1.4378	$1.4504	$1.4292	$1.5296	$1.5457	$1.6043	$1.5367	$1.6163
2011	$1.5939	$1.6336	$1.6176	$1.6852	$1.6099	$1.5635	$1.6725	$1.6978	$1.6991	$1.6361	$1.6553	$1.6838

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DS

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2007	n/a	n/a	$1.1631	$1.2137	$1.2795	$1.3217	$1.2614	$1.1920	$1.2570	$1.3300	$1.2927	$1.3245
2008	$1.3899	$1.5043	$1.4792	$1.4146	$1.4589	$1.5579	$1.4487	$1.3950	$1.4491	$1.5609	$1.6417	$1.7065
2009	$1.7162	$1.7274	$1.6719	$1.6207	$1.5860	$1.4570	$1.4379	$1.4943	$1.5388	$1.4691	$1.5874	$1.5073
2010	$1.4675	$1.5054	$1.5618	$1.5912	$1.5428	$1.5578	$1.5365	$1.6459	$1.6648	$1.7294	$1.6581	$1.7456
2011	$1.7230	$1.7675	$1.7518	$1.8267	$1.7467	$1.6979	$1.8180	$1.8471	$1.8502	$1.7832	$1.8058	$1.8386

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DT

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2007	n/a	n/a	n/a	n/a	$1.2795	$1.3245	$1.2568	$1.1828	$1.2485	$1.3338	$1.2912	$1.3283
2008	$1.3982	$1.5206	$1.4941	$1.4248	$1.4730	$1.5804	$1.4624	$1.4125	$1.4617	$1.5837	$1.6724	$1.7440
2009	$1.7551	$1.7679	$1.7111	$1.6593	$1.6245	$1.4930	$1.4740	$1.5325	$1.5788	$1.5078	$1.6300	$1.5484
2010	$1.5081	$1.5478	$1.6064	$1.6373	$1.5882	$1.6043	$1.5830	$1.6964	$1.7166	$1.7860	$1.7110	$1.8051
2011	$1.7824	$1.8305	$1.8139	$1.8970	$1.8096	$1.7606	$1.8894	$1.9222	$1.9263	$1.8529	$1.8785	$1.9154

ASPECT FUTURESACCESS LLC

(CLASS A UNITS) (5)

December 31, 2011

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: April 2005

Aggregate Subscriptions:    $45,463,475

Current Capitalization:   $26,838,788

Worst Monthly Drawdown(2):  (8.25)% (June 2009)

Worst Peak-to-Valley Drawdown(3):  (17.27)%  (March 2009 — April 2011)

Net Asset Value per Unit for Class A, December 31, 2011:   $1.6405

Monthly Rates of Return (4)

Month	2011	2010	2009	2008	2007
January	(1.42)%	(2.76)%	0.44%	4.80%	2.49%
February	2.46	2.46	0.53	8.10	(5.19)
March	(1.01)	3.61	(3.32)	(1.80)	(1.75)
April	4.14	1.75	(3.18)	(4.52)	4.22
May	(4.50)	(3.16)	(2.27)	3.03	5.29
June	(2.91)	0.84	(8.25)	6.73	3.17
July	6.94	(1.49)	(1.43)	(7.21)	(4.64)
August	1.47	6.99	3.79	(3.36)	(5.59)
September	0.05	1.02	2.85	3.12	5.26
October	(3.74)	3.75	(4.65)	7.68	5.67
November	1.14	(4.24)	7.92	5.12	(2.93)
December	1.69	5.15	(5.16)	3.88	2.33
Compound Annual Rate of Return	3.77%	14.08%	(12.97)%	27.00%	7.52%

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit.  The inception to date total return is 64.05%.

ASPECT FUTURESACCESS LLC

(CLASS C UNITS) (5)

December 31, 2011

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: April 2005

Aggregate Subscriptions:    $196,411,995

Current Capitalization:   $131,513,252

Worst Monthly Drawdown(2):  (8.33)% (June 2009)

Worst Peak-to-Valley Drawdown(3):  (17.61)%  (March 2009 — April 2011)

Net Asset Value per Unit for Class C, December 31, 2011:   $1.5386

Monthly Rates of Return (4)

Month	2011	2010	2009	2008	2007
January	(1.50)%	(2.84)%	0.36%	4.72%	2.40%
February	2.37	2.38	.45	8.02	(5.26)
March	(1.09)	3.53	(3.40)	(1.89)	(1.83)
April	4.06	1.67	(3.26)	(4.61)	4.13
May	(4.58)	(3.24)	(2.34)	2.96	5.20
June	(2.99)	0.76	(8.33)	6.64	3.08
July	6.85	(1.57)	(1.52)	(7.30)	(4.72)
August	1.39	6.90	3.71	(3.44)	(5.73)
September	(0.04)	0.94	2.76	3.04	5.24
October	(3.82)	3.66	(4.73)	7.62	5.59
November	1.05	(4.32)	7.83	5.04	(3.01)
December	1.60	5.06	(5.24)	3.81	2.25
Compound Annual Rate of Return	2.71%	12.95%	(13.86)%	25.80%	6.46%

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit. The inception to date total return is 53.86%.

ASPECT FUTURESACCESS LLC

(CLASS D UNITS) (5)

December 31, 2011

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: April 2005

Aggregate Subscriptions:    $39,396,969

Current Capitalization:   $9,108,025

Worst Monthly Drawdown(2):  (8.13)% (June 2009)

Worst Peak-to-Valley Drawdown(3):  (16.75)%  (March 2009 — October 2010)

Net Asset Value per Unit for Class D, December 31, 2011:   $1.8464

Monthly Rates of Return (4)

Month	2011	2010	2009	2008	2007
January	(1.29)%	(2.64)%	0.57%	4.94%	2.61%
February	2.58	2.59	0.66	8.24	(5.05)
March	(0.89)	3.74	(3.21)	(1.68)	(1.63)
April	4.27	1.88	(3.06)	(4.46)	4.35
May	(4.38)	(3.04)	(2.14)	3.22	5.42
June	(2.79)	0.97	(8.13)	6.99	3.30
July	7.07	(1.37)	(1.31)	(7.23)	(4.52)
August	1.60	7.12	3.92	(3.30)	(5.69)
September	0.17	1.14	2.98	3.31	5.51
October	(3.62)	3.88	(4.53)	7.97	5.91
November	1.26	(4.12)	8.05	5.40	(2.80)
December	1.82	5.28	(5.04)	4.11	2.46
Compound Annual Rate of Return	5.33%	15.81%	(11.68)%	29.38%	9.15%

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit.  The inception to date total return is 84.65%.

ASPECT FUTURESACCESS LLC

(CLASS I UNITS) (5)

December 31, 2011

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: April 2005

Aggregate Subscriptions:    $35,896,229

Current Capitalization:   $18,000,337

Worst Monthly Drawdown(2):  (8.22)%  (June 2009)

Worst Peak-to-Valley Drawdown(3):  (17.12)%  (March 2009 — February 2011)

Net Asset Value per Unit for Class I, December 31, 2011:   $1.6838

Monthly Rates of Return (4)

Month	2011	2010	2009	2008	2007
January	(1.39)%	(2.74)%	0.48%	4.84%	2.52%
February	2.49	2.50	0.56	8.14	(5.14)
March	(0.98)	3.65	(3.28)	(1.77)	(1.72)
April	4.18	1.79	(3.15)	(4.50)	4.25
May	(4.47)	(3.13)	(2.23)	3.08	5.32
June	(2.88)	0.88	(8.22)	6.78	3.20
July	6.97	(1.46)	(1.40)	(7.22)	(4.61)
August	1.51	7.02	3.83	(3.34)	(5.54)
September	0.08	1.05	2.88	3.16	5.26
October	(3.71)	3.79	(4.62)	7.76	5.71
November	1.17	(4.21)	7.95	5.18	(2.89)
December	1.72	5.18	(5.13)	3.95	2.37
Compound Annual Rate of Return	4.17%	14.54%	(12.63)%	27.60%	7.95%

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit.  The inception to date total return is 68.38%.

ASPECT FUTURESACCESS LLC

(CLASS DS UNITS) (5) (6)

December 31, 2011

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: April 2007

Aggregate Subscriptions:    $111,080,627

Current Capitalization:   $85,925,338

Worst Monthly Drawdown(2):  (8.13)%  (June 2009)

Worst Peak-to-Valley Drawdown(3):  (16.75)%  (March 2009 — October 2010)

Net Asset Value per Unit for Class DS, December 31, 2011:   $1.8386

Monthly Rates of Return (4)

Month	2011	2010	2009	2008	2007
January	(1.29)%	(2.64)%	0.57%	4.94%	—
February	2.58	2.58	0.65	8.23	—
March	(0.89)	3.75	(3.21)	(1.67)	—
April	4.28	1.88	(3.06)	(4.37)	4.35%
May	(4.38)	(3.04)	(2.14)	3.13	5.42
June	(2.79)	0.97	(8.13)	6.79	3.30
July	7.07	(1.37)	(1.31)	(7.01)	(4.56)
August	1.60	7.12	3.92	(3.71)	(5.50)
September	0.17	1.15	2.98	3.88	5.45
October	(3.62)	3.88	(4.53)	7.72	5.81
November	1.27	(4.12)	8.05	5.18	(2.80)
December	1.82	5.28	(5.05)	3.95	2.46
Compound Annual Rate of Return	5.33%	15.81%	(11.69)%	28.85%	13.88%

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit. The inception to date total return is 58.08%.

(6) Class DS was previously known as Class D-SM.

ASPECT FUTURESACCESS LLC

(CLASS DT UNITS) (5) (6)

December 31, 2011

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: June 2007

Aggregate Subscriptions:    $122,713,553

Current Capitalization:   $34,131,942

Worst Monthly Drawdown(2):  (8.09)%  (June 2009)

Worst Peak-to-Valley Drawdown(3):  (16.62)%  (March 2009 — October 2010)

Net Asset Value per Unit for Class DT, December 31, 2011:   $1.9154

Monthly Rates of Return (4)

Month	2011	2010	2009	2008	2007
January	(1.26)%	(2.6)%	0.64%	5.26%	—
February	2.70	2.63	0.73	8.75	—
March	(0.91)	3.79	(3.22)	(1.75)	—
April	4.58	1.92	(3.02)	(4.63)	—
May	(4.61)	(3.00)	(2.10)	3.38	—
June	(2.71)	1.01	(8.09)	7.29	3.52%
July	7.32	(1.33)	(1.27)	(7.47)	(5.11)
August	1.74	7.16	3.97	(3.41)	(5.88)
September	0.21	1.19	3.02	3.48	5.55
October	(3.81)	4.04	(4.50)	8.35	6.83
November	1.38	(4.20)	8.10	5.60	(3.20)
December	1.96	5.50	(5.01)	4.28	2.88
Compound Annual Rate of Return	6.11%	16.58%	(11.23)%	31.29%	3.81%

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit.  The inception to date total return is 49.70%.

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

Results of Operations

General

Aspect’s objective in providing trading management services is to effect appreciation of the assets of its clients through the speculative trading of financial instruments and other assets including, but not limited to, currencies; interest rates; equities; equity indices; debt securities, including bonds; and commodities, including energy, metal and agricultural commodities.

Performance Summary

This performance summary is an outline description of how the Fund performed in the past, not necessarily any indication of how it will perform in the future.  In addition, the general causes to which certain price movements are attributed may or may not have caused such movements, but simply occurred at or about the same time.

Year ended December 31, 2011

Total Trading
Profit (Loss)

Interest Rates	$43,093,225
Agricultural	(7,968,416)
Currencies	(1,897,906)
Energy	6,595,182
Metals	(6,157,884)
Stock Indices	(5,939,394)
27,724,807
Brokerage Commissions	(667,386)
$27,057,421

The Fund experienced a net trading profit before brokerage commissions and related fees for the year ended December 31, 2011 of $27,724,807.  Profits were primarily attributable to the Fund trading in the interest rate and the energy sectors posting profits. The currency, stock indices, metals and the agriculture sectors posted losses.

The interest rate sector posted profits to the Fund. Losses were posted to the Fund at the beginning of the first quarter. The bonds sector saw losses from the trading program’s short positions in Australian instruments as the severe flooding in Australia saw prices rally on safe haven demand. Bonds rallied in February amid the flight to safety, to the detriment of the trading program’s short positions resulting in losses posted to the Fund. Expectations of an interest rate increase by the European Central Bank resulted in gains from the trading program’s short position in Euribor, which were offset by losses from long exposure to Eurodollar after the United States Federal Reserve announced that they would begin unwinding some stimulus measures. The first quarter ended with losses posted to the Fund. Losses continued to be posted to the Fund at the beginning of the second quarter as concerns about peripheral European debt boosted the prices of core

European fixed income, resulting in losses from the trading program’s short positions in Euro, German bund and Euribor. Towards the end of the January a series of positive U.S. earnings announcements and successful European government bond auctions helped increase risk appetite but not enough to offset losses. Profits were posted to the Fund in the middle of the second quarter as interest rate futures rose due to safe haven appeal, to the benefit of the trading program’s long bond positions. Profits were posted to the Fund at the end of the second quarter as the trading program’s long positions in the fixed income markets, particularly in the German, U.S. and Japanese government bonds as prices rallied. In the United Kingdom, the minutes of the Monetary Policy Committee reinforced the Bank of England’s commitment to a low interest rate environment. Profits were posted to the Fund at the beginning of the third quarter. The trading program made strong gains from its long positions in both short term interest rates and bonds, with the United Kingdom fixed income and German 10-year government bonds being the strongest markets overall. Profits were posted to the Fund in the middle of the quarter as investors sought the safety of U.S. Treasuries, which rallied, benefiting the Fund’s long positions in fixed income. Profits continued to be posted to the Fund at the end of the third quarter from the trading program’s long positions in fixed income. Losses were posted to the Fund at the beginning of the fourth quarter as the European debt crisis drove market sentiment throughout October and the trading program had a difficult month. Early on in October strong U.S. economic data and the announcement of further quantitative ease by the Bank of England boosted risk appetite. This was compounded as Eurozone governments reached an agreement to help resolve the sovereign debt crisis and its impact on European banks. Elsewhere, encouraging data from Asia boosted Chinese and Hong Kong stock markets. These drivers saw equity markets rally while fixed income markets sold off, rewarding the trading program’s long U.S. stock indices exposure but resulting in losses from the trading program’s long fixed income. Losses were posted to the Fund in the middle of the fourth quarter. Heightened Eurozone concerns, prompted by the announcement of a possible Greek referendum on the proposed European Union bail-out package resulted in broad risk aversion early in November. Positive performance came from the trading program’s long positions in bonds, in particular from Australian bonds which were boosted by the Reserve Bank of Australia’s decision to cut interest rates. Towards the end of November the trading program’s long position in Japanese government bonds posted losses to the Fund as yields rose due to concern about Japan’s finances and the possibility of a credit rating downgrade. Profits were posted to the Fund at the end of the fourth quarter. The Eurozone crisis dominated news flow throughout the month and spurred a broad flight to safety, resulting in notable gains from the trading program’s long bond positions.  The European Central Bank followed up a rate cut early in December by allocating a record amount in a single liquidity operation. Euribor prices rallied ahead of the fresh liquidity and this helped offset losses from Australian interest rate positions. Having cut rates twice in the quarter, the Reserve Bank of Australia commented on the strong domestic growth, decreasing expectations of further interest rate cuts.

The energy sector posted profits to the Fund. Profits were posted to the Fund at the beginning of the first quarter as concerns about the Egyptian crisis drove Brent crude, gas oil and heating oil higher, to the benefit of the trading program’s long positions across the oils complex. Profits continued to be posted to the Fund in the middle of the first quarter as tension in North Africa and the Middle East increased towards the end of February, causing the oil price to soar. The trading program made gains from its long positions in oil and its products, making energies the top sector for the month of February. The trading program’s long positions in oil products and oil resulted in profits posted to the Fund at the end of the first quarter as the Libyan turmoil continued. Profits were posted to the Fund at the beginning of the second quarter. Long positions in oil and its products made gains at the start of the month as military action in Libya and the civil unrest in the wider region continued. Losses were posted to the Fund in the middle of the second quarter as oil prices fell from their recent highs following the release of bearish inventory statistics in the beginning of June and moves by investors to take profits in this commodity sector. The International Energy Agency’s decision to release strategic oil reserves added to the downward pressure on oil prices resulting in losses posted to the Fund at the end of the second quarter. Profits were posted to the Fund at the beginning of the third quarter. Long positions in oil and its products made gains at the start of the month as military action in Libya and the civil unrest in the wider region continued. Losses were posted to the Fund in the middle of the third quarter as oil prices fell from their recent highs following the release of bearish inventory statistics in the beginning of August and moves by investors to take profits in this commodity sector. The International Energy Agency’s decision to release strategic oil reserves added to the downward pressure on oil prices resulting in losses posted to the Fund at the end of the third quarter. Losses were posted to the Fund at the beginning of the fourth quarter as West Texas Intermediate crude oil was driven higher by supply concerns, making this short position the trading program’s worst performing instrument. Profits were posted to the Fund in the middle through the end of the fourth quarter as mild weather in the U.S. and reports of increased supplies of natural gas resulted in profits from the trading program’s short position in natural gas.

The currency sector posted losses to the Fund. The trading program benefited from a weaker euro which could not offset losses posted to the Fund at the beginning of the first quarter. Profits were posted to the Fund in the middle of the first quarter due to the trading program’s commodity-linked currencies which found support as the political turmoil boosted raw materials prices. Profits were also seen from the trading program’s net short position exposure to the U.S. dollar as it lost ground against several currencies including the British sterling, which was supported by speculation that the Bank of

England may raise interest rates earlier than the United States Federal Reserve. Profits continued to be posted to the Fund at the end of the first quarter as expectations of an interest rate increase by the European Central Bank resulted in the euro strengthening against the U.S. dollar. These expectations also resulted in gains from the trading program’s short position in Euribor, which were partly offset by losses from long exposure to Eurodollar after the United States Federal Reserve announced that they would begin unwinding some stimulus measures. Profits were posted to the Fund at the beginning of the second quarter as the U.S. dollar fell against major currencies, benefiting the trading program’s net short positioning. Losses were posted to the Fund in the middle of second quarter. Risk aversion boosted demand for the U.S. dollar to the detriment of the Fund’s net short exposure. The Euro fell due to the Eurozone worries, resulting in losses from the Fund’s long Euro/U.S. dollar positions. The British sterling fell against the U.S. dollar while short positions in the British sterling rallied which was not enough to offset losses posted to the Fund at the end of the second quarter. Profits were posted to the Fund at the beginning of the third quarter. The trading program benefited from its net short exposure to the U.S. dollar despite losses from a long Euro position as the Japanese yen and New Zealand dollars strengthened against the U.S. dollar and the Swiss franc which rose to record levels. Losses were posted to the Fund in the middle of the third quarter following the central bank interventions in the Japanese yen and Swiss franc; safe haven demand saw the U.S. dollar strengthen and commodity currencies sell off against the Fund’s positions. The trading program suffered losses in the currencies sector, driven by a strengthening U.S. dollar resulting in losses posted to the Fund at the end of the third quarter. Losses were posted to the Fund at the beginning of the fourth quarter as improving sentiment caused the U.S. dollar to sell off and the trading program reduced its net long exposure, ending the month with a net short position. The Euro in particular responded strongly to the European rescue plans, causing losses for the trading program. Losses were posted to the Fund in the middle of the fourth quarter. The U.S. dollar performed strongly over the month, in particular against the Australian dollar resulting in losses from the trading program’s initially long Australian dollar versus the U.S. dollar position. The fourth quarter ended with profits posted to the Fund as the trading program benefited from the Euro falling against both the U.S. dollar and the Swedish krona.

The stock indices sector posted losses to the Fund. Profits were posted to the Fund at the beginning through the middle of the first quarter. There were two main themes that drove markets during the month of January: civil unrest in North Africa and increased concerns about inflation. The People’s Bank of China raised its reserve ratio requirement for the fourth time in two months in an effort to prevent its economy from overheating. Following a robust economic and earnings data, global stock markets rose at the start of the February with the Standard & Poor’s 500 pushing above the 1,300 level and doubling the low achieved in March 2009. On March 11th the worst earthquake and tsunami in Japanese history devastated the country. Japanese equities sold off sharply, resulting in the trading program’s long positions in the Nikkei and Topix being the month’s worst performers. The sell-off in equities spread across the globe on worries about the implications for global growth. Strong U.S. economic data released later in the month enabled the trading program to recoup some of its earlier losses but not enough to offset the losses posted to the Fund at the end of the first quarter. Profits were posted to the Fund at the beginning of the second quarter. Towards the end of the month of April a series of positive U.S. earnings announcements and successful European government bond auctions helped increase risk appetite. As a result the trading program made strong gains from risky assets. Global equities declined amid poor global growth data in the middle of the second quarter to the detriment of the trading program’s long positions resulting in losses posted to the Fund. Greek sovereign debt concerns combined with the U.S. Federal Reserve’s downward revision of growth forecasts led to broad risk aversion towards the middle of the month of June. Disappointing European and Chinese data further added to bearish market sentiment. Against this backdrop the trading program made losses as stock markets declined. Losses were posted to the Fund at the beginning through the middle of the third quarter as the stock indices were sold off in August. Profits were posted to the Fund at the end of the third quarter. Following a downbeat assessment of the risks to the U.S. economy, the U.S. Federal Reserve launched ‘Operation Twist’ and subsequently, equity markets sold off. Losses were posted to the Fund at the beginning of the fourth quarter as encouraging data from Asia boosted Chinese and Hong Kong stock markets. These drivers saw equity markets rally while fixed income markets sold off, rewarding the trading program’s long U.S. stock indices exposure but resulting in losses from the trading program’s net short stock indices exposure. Profits were posted to the Fund in the middle through the end of the fourth quarter. Heightened Eurozone concerns, prompted by the announcement of a possible Greek referendum on the proposed European Union bail-out package, resulted in broad risk aversion early in the month of November. Stock markets traded lower resulting in profits from the trading program’s short positions in Asian and European indices.

The metals sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the first quarter. The main losses came from silver and gold which were both affected by profit-taking after silver hit multi-decade highs and gold reached all-time highs, reinforced by some stronger economic news during January. Profits were posted to the Fund in the middle of the first quarter as metals prices generally increased during the month of February. Some industrial metals rose due to supply concerns and rising global demand, while precious metals rose as safe-haven appeal returned to the market, with silver hitting a 30-year high. In response to the earthquake and tsunami in Japan on March 11th positions in the portfolio were systematically reduced. The first quarter ended with profits posted to the Fund. Profits were posted to the Fund at the beginning of the second quarter as Standard & Poor’s cut its outlook on U.S. sovereign debt from stable to negative, driving investors to precious metals, which rallied as a result. Key themes for the month of May were sell-offs in the commodity markets and continued concerns surrounding Eurozone sovereign debt and global growth. The metals markets also retraced from their previous highs resulting in losses posted to the Fund in the middle of the second quarter. Disappointing European and Chinese data further added to bearish market sentiment. Against this backdrop the trading program made losses as commodities declined resulting in losses posted to the Fund at the end of the second quarter. Profits were posted to the Fund at the beginning of the third quarter due to the trading program’s long positions in metals. Notably the Fund profited from its long position in gold, which reached an all-time high at the end of the month. Losses were posted to the Fund in the middle of the third quarter even though gold reached a new record which was not enough to offset losses posted to the Fund. Losses continued to be posted to the Fund at the end of the third quarter as gold and silver prices reversed sharply to the detriment of the trading program’s positions. Losses were posted to the Fund throughout the fourth quarter as precious metals lost some of their luster as safe-haven assets sold off sharply, making the  trading program’s long positions in gold and silver the worst performers in December.

The agriculture sector posted losses to the Fund. Profits were posted to the Fund at the beginning of the first quarter as the trading program’s long positions continued to generate positive performance as prices in grains and softs moved upwards. Profits continued to be posted to the Fund in the middle of the first quarter only to be offset by losses as the quarter ended.  Agricultural markets sold off to the detriment of the trading program’s long positions. Signs that the political turmoil in the Ivory Coast may be easing caused the cocoa price to tumble from near 33-year highs. Losses were posted to the Fund at the beginning of the second quarter as performance from agriculturals was mixed. Cotton futures fell amid uncertainty over demand, while the trading program made gains from its long position in coffee as the cost of Arabica rose to a 34 year high following increased demand from developing countries. During the middle of the second quarter were sell offs in the commodity markets as agricultural markets retreated from their previous highs resulting in losses posted to the Fund. Losses were posted to the Fund at the end of the second quarter as the worst performer was in corn as prices fell following reports of an unexpectedly large planting season in the U.S. towards the end of the quarter. Losses were posted to the Fund at the beginning through the middle of the third quarter due to global volatility. Losses continued to be posted to the Fund at the end of the third quarter which was driven by falls in coffee and grains prices following strong harvest yields. Losses were posted at the beginning of the fourth quarter only to be reversed in the middle of the fourth quarter as short positions in cocoa, wheat and the soy complex posted profits to the Fund as agricultural commodity prices fell. Losses were posted to the Fund at the end of the fourth quarter due to the trading program’s short positions in wheat and the soy complex amid expectations of dry weather however, cocoa contracts continued to generate positive performance as prices fell further in December.

Year ended December 31, 2010

Total Trading
Profit (Loss)

Interest Rates	$37,860,194
Agricultural	7,006,075
Currencies	12,209,555
Energy	(8,362,667)
Metals	5,265,584
Stock Indices	(6,128,219)
47,850,522
Brokerage Commissions	(631,326)
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

Year ended December 31, 2009

Total Trading
Profit (Loss)

Interest Rates	$(9,441,502)
Agricultural	838,187
Currencies	(9,924,173)
Energy	(14,163,622)
Metals	909,155
Stock Indices	3,699,451
(28,082,504)
Brokerage Commissions	(799,706)
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

The currency sector posted losses to the Fund. The U.S. dollar continued strengthening as a result of risk aversion and the increasingly negative outlook for Europe. Europe continued to deal with crises in the financial sector particularly in the weakness of the British sterling to the benefit of the Fund’s short positions resulting in profits being posted to the Fund at the beginning of the first quarter. The currencies sector had an eventful February resulting in profits being posted to the Fund and also provided the most volatility; profits were seen from weakness in the Swedish krona and Canadian dollar which offset losses in the Japanese yen against the U.S. dollar. The Swedish krona fell to a record low against the Euro after an unexpectedly large rate-cut and the worst Swedish GDP figures since 1940. The announcement of the U.S. Treasury’s new plans resulted in the U.S. dollar weakening against major currencies resulting in losses being posted to the Fund at the end of first quarter. Trend reversals were seen in late March continuing into April resulting in losses being posted to the Fund at the beginning of the second quarter. The British sterling and the Canadian dollar recovered however, the resulting losses outweighed the profits seen from the strengthening South African rand. Short positions in the British sterling rallied in the middle of the second quarter following the latest United Kingdom inflation report however, increased risk appetite resulted in a selloff in the U.S. dollar which hit 2009 lows resulting in losses being posted to the Fund. The United States dollar, which had been weakening since the United States Federal Reserve announced its quantitative easing policies in March, regained some of its strength and the trend in short-term interest rates reversed. The Euro dollar, the British sterling and Euribor all saw some of their most aggressive selling since October 2008. These sharp moves resulted in losses on the Fund’s long positions in these contracts. In response, the Fund’s reduced its positions as volatility increased. Performance in other sectors also reflected the difficult market environment for medium-term trend-following strategies. In currencies, the losses in the U.S. dollar positions were compounded by losses in the Swiss franc and Japanese yen; these were partially offset by gains on the Fund’s short Euro exposure resulting in losses being posted to the Fund at the end of the second quarter. Losses were posted to the Fund at the beginning through the middle of the third quarter as corporate earnings, announcements across a broad range of industries exceeded analysts’ forecasts. Increased risk appetite in turn resulted in commodities markets rallying; the United States dollar weakened and the Fund’s net short United States dollar exposure also saw losses. Profits were posted to the Fund at the end of the third quarter as the United States dollar sold off and the Dollar Index hit its lowest levels since September 2008. Disappointing economic data releases and negative expectations resulted in a shift towards risk aversion and a selloff in stock markets. The U.S. dollar subsequently rallied, resulting in some give back on profitable positions in currencies resulting in losses being posted to the Fund at the beginning of the fourth quarter. Investors bought into risky assets while keeping an eye on the potential inflationary effects of government stimulus efforts. Consequently, the U.S. dollar declined against major currencies, most notably the Japanese Yen. These market moves benefited the Fund’s net short positions in the U.S. dollar exposure resulting in profits being posted to the Fund in the middle of the fourth quarter. The U.S. dollar strengthened following data out of the United States, to the detriment of the Fund’s net short positions in the U.S. dollar exposure. This was most notable against the Japanese yen, which also weakened as the Bank of Japan indicated that it will seek to limit the currency’s strength. The fourth quarter ended with losses being posted to the Fund.

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

The energy sector posted losses to the Fund. Profits were posted to the Fund at the beginning of the first quarter driven by gains from crude oil and natural gas, whose prices declined from bearish inventory data. The Fund’s short positions in natural gas and products of crude oil posted profits to the Fund in the middle of the quarter. The first quarter ended with losses being posted to the Fund as crude oil prices rose despite OPEC announcing that it will not cut output. Profits were posted to the Fund at the beginning of the second quarter driven by short positions in natural gas which reached multi year lows. Prices of energies were boosted by bullish inventory, particularly in natural gas but did not offset the losses due to a volatile global market posting losses to the Fund from the middle to the end of the second quarter. Losses were posted to the Fund at the beginning of the third quarter as short positions in natural gas continued to be profitable as mild weather and inventory buildup pushed prices downwards. However, these gains were more than offset by losses on short positions across most of the other energy markets. Profits were posted to the Fund in the middle of the third quarter as natural gas profits came on the short side as inventory buildups pushed prices down to a seven year low. Positions elsewhere in the energies sector were less successful as the oil price became more range bound. The third quarter ended with losses being posted to the Fund as the front month natural gas contracts eventually rallied from seven year lows following bullish inventory data and short covering. Consequently, the Fund’s short positions in energy resulted in losses for the Fund at the end of the third quarter.  The first half of the October was characterized by broadly positive sentiment as the United States earnings season proved to be better than expected. This, together with expectations of a robust economic recovery, resulted in investors shifting out of fixed income and into riskier assets. Consequently, the Fund’s short exposures within the oil complex detracted from performance, particularly as oil prices were further boosted by forecasts of colder weather in the United States resulting in losses being posted to the Fund at the beginning of the fourth quarter. The energies sector finished the middle of the fourth quarter with profits being posted to the Fund. The largest single driver was the fall in natural gas prices toward the end of November as the continued mild weather in the United States reduced demand for gas. Performance in the energies sector was dominated by losses in the Fund’s short position in natural gas. A combination of colder weather in the United States and heavy short covering caused natural gas futures to rally from their December 3, 2011 lows resulting in losses being posted to the Fund at the end of the fourth quarter.

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

The Fund’s management fees and sponsor fees are a constant percentage of the Fund costs.  Brokerage commissions which are not based on a percentage of the Fund’s assets are based on actual round turns.  The performance fees payable to Aspect are based on the New Trading Profits generated by the Fund excluding interest and prior to reduction for Sponsor fees.

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

Quantifying The Fund’s Trading Value At Risk

Quantitative Forward-Looking Statements

The following quantitative disclosures regarding the Fund’s market risk exposures contain “forward-looking statement” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act and Section 21E of the Securities Exchange Act).  All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Fund’s open positions by market category for the fiscal periods. During the years ended December 31, 2011, and 2010 the Fund’s average Month-end Net Asset Value was approximately $296,128,625 and $265,659,876, respectively.

December 31, 2011

	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Agriculture	$1,140,229	0.39%	$2,827,999	$24,521
Currencies	4,099,658	1.38%	6,686,255	839,884
Energy	7,231,768	2.44%	9,318,116	5,026,584
Interest Rates	4,870,166	1.64%	11,699,156	73,518
Metals	1,452,829	0.49%	2,835,599	30,469
Stock Indices	2,470,989	0.83%	3,871,846	1,534,743

Total	$21,265,639	7.17%	$37,238,971	$7,529,719

December 31, 2010

	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Agriculture	$2,148,188	0.81%	$3,361,176	$1,217,478
Currencies	222,070	0.08%	541,923	1,479
Energy	2,870,800	1.08%	4,868,213	1,171,515
Interest Rates	7,265,106	2.73%	11,582,590	3,327,058
Metals	2,493,880	0.94%	4,625,808	498,139
Stock Indices	1,884,451	0.71%	4,164,565	498,971

Total	$16,884,495	6.35%	$29,144,275	$6,714,640

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

The following were the primary trading risk exposures of the Fund as of December 31, 2011, by market sector.

Interest Rates

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

Agricultural Commodities

The Fund’s primary agricultural commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Grains, cocoa and livestock accounted for the substantial bulk of the Fund’s agricultural commodities exposure as of December 31, 2011.

Energy.

The Fund’s primary energy market exposure is to natural gas and crude oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the primary non-trading risk exposures of the Fund as of December 31, 2011.

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

Item 8: Financial Statements and Supplementary Data

Net Income (Loss) per quarter

Eight quarters through December 31, 2011

	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	2011	2011	2011	2011	2010	2010	2010	2010
Total Income (Loss)	$(204,150)	$32,471,020	$(8,069,693)	$2,882,749	$16,801,905	$18,556,684	$874,358	$10,985,327
Total Expenses	2,280,930	6,870,879	2,101,801	2,501,536	4,196,694	2,005,898	1,995,952	2,000,186
Net Income (Loss)	$(2,485,080)	$25,600,141	$(10,171,494)	$381,213	$12,605,211	$16,550,786	$(1,121,594)	$8,985,141

Net Income (Loss) per weighted average Units (a)	$(0.0132)	$0.1391	$(0.0566)	$0.0022	$0.0740	$0.0962	$(0.0062)	$0.0487

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

Item 9: Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A: Controls and Procedures

Disclosure Controls and Procedures

MLAI’s Chief Executive Officer and the Chief Financial Officer, on behalf of the Fund, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Fund as of and for the year which ended December 31, 2011, and, based on its evaluation, has concluded that these disclosure controls and procedures are effective.

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

The Fund’s management assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2011.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework”.

Based on its assessment the Fund’s management concluded that at December 31, 2011, the Fund’s internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act occurred during the quarter ended December 31, 2011 that has materially affected, or is reasonable likely to materially affect, the Fund’s internal control, over financial reporting.

Item 9B:  Other Information

Not Applicable.

PART III

Item 10: Directors, Executive Officers and Corporate Governance

10(a) and 10(b)           Identification of Directors and Executive Officers:

As a limited liability company, the Fund has no officers or directors and is managed by MLAI. Trading decisions are made by Aspect on behalf of the Fund.

The managers and executive officers of MLAI and their respective business backgrounds are as follows:

Justin C. Ferri	Chief Executive Officer, President and Manager

Barbra E. Kocsis	Chief Financial Officer and Vice President

Deann Morgan	Vice President and Manager

James L. Costabile	Vice President and Manager

Paul D. Harris	Vice President and Manager

Colleen R. Rusch	Vice President and Manager

Justin C. Ferri is the Chief Executive Officer, President and Manager of MLAI. Mr. Ferri, 36 years old, has been the Chief Executive Officer and President of the Sponsor since August 2009.  Mr. Ferri has been listed as a principal of the Sponsor since July 29, 2008.  He has been registered with the CFTC as an associated person of the Sponsor since September 11, 2009.  He has served as Managing Director within the BAC Global Wealth & Investment Management group (“GWIM”) and the Global Wealth and Retirement Solutions group (“GWRS”) since January 2007, and has been responsible for heading GWIM’s Alternative Investments business since August 2009 and was responsible for platform and product management for the business from January 2007 until taking over as head in August 2009.  Prior to his role in GWRS, Mr. Ferri was a Director in MLPF&S’ Global Private Client Market Investments & Origination group from January 2005 to January 2007 where he was responsible for the structured fund business for Merrill Lynch wealth management, and before that, he served as a Vice President and head of the MLPF&S Global Private Client Rampart Equity Derivatives team from January 2003 to January 2005.  In addition, from August 2009 to October 2010, Mr. Ferri served as President of IQ Investment Advisors LLC (“IQ”), an indirect, wholly-owned investment adviser subsidiary of ML & Co., and served as President of each of IQ’s publicly traded closed-end mutual fund companies.  Prior to joining BAC in January 2002 as Vice President and Co-Head of Analytic Development, Mr. Ferri was a Vice President within the Quantitative Development group of mPower Advisors LLC, an on-line investment advice and retirement education company, from June 1999 to January 2002, and prior to that, he worked in the Private Client division of J.P. Morgan & Co., a global financial services company, from June 1997 to June 1999, as an associate in the bank’s wealth management business for high-net worth individuals where he was responsible for the development and implementation of a wealth management client account trading system. Mr. Ferri was listed as a principal and registered as an associated person of BACAP Alternative Advisors, Inc., a commodity pool operator, from January 8, 2010 to May 5, 2010 and January 14, 2010 to May 5, 2010, respectively, where he was responsible for supervision of certain unregistered “fund of hedge fund” investment vehicles.  He was also listed as a principal of Banc of America Investment Advisors, Inc., an investment adviser and an indirect, wholly-owned subsidiary of Bank of America where he was responsible for supervision of certain registered and unregistered “fund of hedge fund” investment vehicles from January 8, 2010 to September 21, 2010 and January 14, 2010 to September 21, 2010, respectively.  Mr. Ferri holds a B.A. degree from Loyola College in Maryland.

Barbra E. Kocsis is the Chief Financial Officer and Vice President for MLAI. Ms. Kocsis, 45 years old, has been the Chief Financial Officer of MLAI since October 2006. Ms. Kocsis has been listed with the CFTC as a principal of MLAI since May 21, 2007 and is a Director within the Bank of America Global Wealth Investment Management Technology and Operations group, positions she has held since October 2006. Prior to serving in her current roles, she was the Fund Controller of MLAI from May 1999 to September 2006. Before joining MLAI, Ms. Kocsis held various accounting and tax positions at Derivatives Portfolio Management LLC from May 1992 until May 1999, at which time she held the position of accounting director. Prior to that, she was an associate at Coopers & Lybrand in both the audit and tax practices from September 1988 to February 1992. She graduated cum laude from Monmouth College with a Bachelor of Science in Business Administration - Accounting.

Deann Morgan is a Vice President and Manager of MLAI. Ms. Morgan, 42 years old, has been a Vice President of MLAI since March 2008 and Managing Director of the GWIM Alternative Investments Group since January 2009. As Managing Director of GWIM AI, Ms. Morgan heads Alternative Investments Origination. From April 2006 until March 2008, Ms. Morgan was a Director for Merrill Lynch’s Global Investments, Wealth Management & Insurance group, where she was responsible for origination of private equity and listed alternative investments. Between August 1999 and April 2006, Ms. Morgan worked for BAC’s Investment Banking Group covering Asian corporate clients. She received her M.B.A. from University of Chicago and her B.B.A. from University of Michigan. Ms. Morgan has been registered with NFA as an associated person and listed as a principal of MLAI since August 21, 2009. Ms. Morgan has also been registered with NFA as an associated person of MLPF&S since April 13, 2009.

James L. Costabile, is a Vice President and Manager of MLAI.  Mr. Costabile, 35 years old, has been a Managing Director within GWRS responsible for alternative investment distribution for BAC since June 2007 and US Trust since January 2009.  Mr. Costabile has been listed as a principal of MLAI since July 14, 2010.  He has also been registered with NFA as an associated person of MLPF&S since August 20, 2007.  Mr. Costabile was previously registered as an associated person of Citigroup Global Markets Inc. from November 13, 2003 to July 6, 2007.  As part of the MLAI management team, Mr. Costabile oversees a team of specialists responsible for supporting hedge funds, private equity and real asset offerings.  Prior to joining BAC in 2007, Mr. Costabile spent ten years with Citigroup Inc., most recently as a Managing Director for Citigroup Alternative Investments responsible for co-heading Smith Barney Alternative Investment Distribution from February 2005 to June 2007.  Prior to that, Mr. Costabile held a number of positions involving sales, marketing, product management and financial advisor training within different divisions of Citigroup, Inc. including: Citigroup Alternative Investments from May 2003 to February 2005 (sales manager for hedge funds, private equity funds, structured products and exchange funds); the Private Capital Group from February 2001 to May 2003 (sales desk manager for alternative funds for Smith Barney and Citi Private Bank); Salomon Smith Barney Alternative Investment Group from February 1999 to February 2001 (producing sales desk manager for alternative investment funds); Smith Barney Alternative Investments from March 1998 to February 1999 (sales desk supervisor for alternative investment funds) and Smith Barney Capital Management from November 1997 to March 1998 (participating in sales, marketing and product management).  Mr. Costabile received a B.S. from Fordham University and holds the Chartered Alternative Investment Analyst designation.

Paul D. Harris, is a Vice President and Manager of MLAI.  Mr. Harris, 41 years old, has been Managing Director and head of Strategy and Marketing in the Alternative Investment group within GWRS since December 2009.  Mr. Harris has been listed as a principal of MLAI since August 26, 2010.  Mr. Harris is responsible for leading Strategy,

Marketing and Information Management functional teams in developing alternative investment solutions, including hedge funds, managed futures, private equity and real assets investments for financial advisors.  Prior to joining BAC in December 2009, Mr. Harris was a Managing Director at PH Investment Group, LLC from May 2008 to November 2009, and before that a Director at Bridgewater Associates from August  2007 to March 2008.  Mr. Harris was also a Director at Citigroup Alternative Investments and the Strategy and M&A team at Citigroup’s investment bank from January 2003 to January 2007.  From January 2002 to January 2003, Mr. Harris was the Director of Business Development at Pomona Capital.  In addition, Mr. Harris worked in strategic consulting as a Project Leader at the Boston Consulting Group from September 1999 to January 2002.  Mr. Harris began his career in September 1992 in investment banking followed by Barclays Capital and Goldman Sachs in investment banking and capital markets in September 1992.  Mr. Harris holds an MBA from Harvard Business School and a BA in Economics and Politics from Essex University, UK.

Colleen R. Rusch is a Vice President and Manager of MLAI.  Ms. Rusch, 44 years old, has been a Vice President of MLAI since June 2008 and Managing Director of the GWIM Alternative Investment Group since January 2012. As Managing Director of GWIM Alternative Investment Ms. Rusch heads Alternative Investment Platform Management.  Prior to her role, Ms. Rusch was a Director responsible for overseeing GWIM’s Alternative Investments product and trading platform since 2007.  Ms. Rusch has applied to be listed as a principal of MLAI.  In addition, Ms. Rusch served as Chief Administrative Officer and Vice President of IQ Investment Advisors LLC (“IQ”), an indirect wholly-owned investment adviser subsidiary of Merrill Lynch & Co., and serves as Vice President and Secretary of each of IQ’s publicly-traded closed-end mutual funds from June 2005 to October 2010. Prior to her role in GWRS, Ms. Rusch was a Director in the MLPF&S Global Private Client - Market Investment & Origination Group (“MIO”) from July 2005 to 2007.  Prior to her role as a Director in MIO, Ms. Rusch was a Director of Merrill Lynch Investment Managers from January 2005 to July 2005 and a Vice President from April 1993 to December 2004.  Ms. Rusch holds a B.S. degree in Business Administration from Saint Peter’s College in New Jersey.

As of December 31, 2011, the principals of MLAI had no investment in the Fund, and MLAI’s sponsor interest in the Fund was valued at $0.

MLAI acts as the sponsor, general partner or manager to nine public futures funds whose units of limited partner or member interests are registered under the Securities Exchange Act: Aspect Futures Access LLC, ML BlueTrend FuturesAccess LLC, Highbridge Commodities FuturesAccess LLC, Man AHL FuturesAccess LLC, ML Select Futures I L.P., Systematic Momentum FuturesAccess LLC, ML Transtrend DTP Enhanced FuturesAccess LLC, ML Trend-Following Futures Fund L.P, and ML Winton FuturesAccess LLC. Because MLAI serves as the sole sponsor, general partner or manager of each of these funds, the officers and managers of MLAI effectively manage them as officers and directors of such funds.

(c)                                  Identification of Certain Significant Employees:

None.

(d)                                 Family Relationships:

None.

(e)                                  Business Experience:

See Items (a) and (b) above.

(f)                                   Involvement in Certain Legal Proceedings:

None.

(g)                                  Promoters and Control Persons:

Not applicable.

(h)                                 Section 16(a) Beneficial Ownership Reporting Compliance:

Not contained herein.

Code of Ethics:

MLAI and BAC have adopted a code of ethics which applies to the Fund’s (MLAI’s) principal executive officer and principal financial officer or persons performing similar functions on behalf of the Fund.  A copy of the code of ethics is available to any person, without charge, upon request by calling 1-866-MER-ALTS.

Nominating Committee:

Not applicable. (Neither the Fund nor MLAI has a nominating committee.)

Audit Committee: Audit Committee Financial Expert:

Not applicable. (Neither the Fund nor MLAI has an audit committee. There are no listed shares of the Fund or MLAI.)

Item 11: Executive Compensation

The managers and officers of MLAI are remunerated by BAC in their respective positions. The Fund does not have any officers, managers or employees.  The Fund pays brokerage commissions to an affiliate of MLAI and Sponsor fees and management fees to MLAI.  MLAI also receives management fees. MLAI or its affiliates may also receive certain economic benefits from possession of the Fund’s U.S. dollar assets.  The managers and officers receive no “other compensation” from the Fund, and the managers receive no compensation for serving as managers of MLAI.  There are no compensation plans or arrangements relating to a change in control of either the Fund or MLAI.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)                                 Security Ownership of Certain Beneficial Owners:

Not applicable. (The Units represent limited liability company interests. The Fund is managed by its Manager, MLAI.)

(b)                                 Security Ownership of Management:

As of December 31, 2011, MLAI owned no Unit-equivalent member interests. The principals of MLAI did not own any Units.

(c)                                  Changes in Control:

None.

(d)                                 Securities Authorized for Issuance Under Equity Compensation Plans:

Not applicable.

Item 13: Certain Relationships and Related Transactions and Director Independence

(a)                                 Transactions between BAC and the Fund

Some of the service providers to the Fund are affiliates of BAC.  However, none of the fees paid by the Fund to such BAC affiliates were negotiated, and such fees charged to the Fund might be higher than would have been obtained in arms-length negotiations.”

The Fund pays MLAI & MLPF&S and its affiliates brokerage commissions, Sponsor fees and management fees as well as bid-ask spreads on forward currency trades.  The Fund also pays MLPF&S interest on short-term loans extended by MLPF&S to cover losses on foreign currency positions.

Within the BAC organization, MLAI is the beneficiary of the revenues received by different BAC entities from the Fund.  MLAI controls the management of the Fund and serves as its promoter.  Although MLAI has not sold any assets, directly or indirectly, to the Fund, MLAI makes substantial profits from the Fund due to the foregoing revenues.

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

In 2011, the Fund expensed:  (i) brokerage commissions of $667,386 to MLPF&S, $5,916,501 in management fees earned by Aspects and MLAI; and (ii) Sponsor fees of $3,238,858 to MLAI.  In addition, MLAI and its affiliates may have derived certain economic benefits from possession of a portion of the Fund’s assets, as well as from foreign exchange and EFP trading.

See Item 1(c), “Narrative Description of Business — Charges” and “— Description of Current Charges” for a discussion of other business dealings between MLAI affiliates and the Fund.

(c)                                  Indebtedness of Management:

None.

(d)                                 Transactions with Promoters:

Not applicable.

(e)                                  Director Independence:

No person who served as a manager of MLAI during 2011 could be considered independent based on the definition of an independent director under the NASDAQ rules.

Item 14: Principal Accounting Fees and Services

(a)                                 Audit Fees

Aggregate fees billed for professional services rendered by the principal accountant, PricewaterhouseCoopers LLP, in connection with the audit of the Fund’s financial statements, review of financial statements included in the Fund’s Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements, for the years ended December 31, 2011 and 2010 were $113,500 and $102,025, respectively.

(b)                                 Audit-Related Fees

There were no other audit-related fees billed for the years ended December 31, 2011 and 2010 related to the Fund.

(c)                                  Tax Fees

No fees were billed by PricewaterhouseCoopers LLP or any member firms of PricewaterhouseCoopers and their respective affiliates for the years ended December 31, 2011 and 2010 for professional services rendered to the Fund in connection with tax compliance, tax advice and tax planning.

(d)                                 All Other Fees

No fees were billed by PricewaterhouseCoopers LLP or any member firms of PricewaterhouseCoopers and their respective affiliates for the years ended December 31, 2011 and 2010 for professional services rendered to the Fund.

Neither the Fund nor MLAI has an audit committee to pre-approve principal accountant fees and services.  In lieu of an audit committee, the managers and the principal financial officer pre-approve all billings prior to the commencement of services.

PART IV

Item 15:                         Exhibits, Financial Statement Schedules TO BE UPDATED

		Page:
1.	Financial Statements (found in Exhibit 13.01):

	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	1

	FINANCIAL STATEMENTS:

	Statements of Financial Condition as of December 31, 2011 and 2010	2

	Statements of Operations for the years ended December 31, 2011, 2010 and 2009	3

	Statements of Changes in Members’ Capital for the years ended December 31, 2011 2010 and 2009	4

	Financial Data Highlights for the years ended December 31, 2011, 2010 and 2009	6

	Notes to Financial Statements	9

2.	Financial Statement Schedules:

Financial statement schedules not included in this Form 10-K have been omitted for the reason that they are not required or are not applicable or that equivalent information has been included in the financial statements or notes thereto.

3.	Exhibits:

	The following exhibits are incorporated by reference or are filed herewith to this Annual Report on Form 10-K:

Designation	Description

3.01	Amended and Restated Certificate of Formation of Aspect FuturesAccess LLC.

Exhibit 3.01:	Is incorporated by reference from Exhibit 3.01 contained in the registrant’s Report on Form 8-K filed on February 12, 2012.

3.02	Fourth Amended and Restated Limited Liability Company Operating Agreement of Aspect FuturesAccess LLC.

Exhibit 3.02	Is incorporated by reference from Exhibit 3.02 contained in the registrant’s Report on Form 8-K filed on March 6, 2012.

10.01	Customer Agreements between ML Aspect FuturesAccess LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated.

Exhibit 10.01:	Is incorporated by reference from Exhibit 10.01 contained in Amendment No. 1 to the registrant’s Registration Statement on Form 10 filed on February 12, 2008.

10.02	Advisory Agreement among ML Aspect FuturesAccess LLC, ML Aspect FuturesAccess Ltd., Aspect Capital Limited and Merrill Lynch Alternative Investments LLC.

Exhibit 10.02:	Is incorporated by reference from Exhibit 10.02 contained in the registrant’s Registration Statement on Form 10 filed on December 20, 2004.

13.01	2011 Annual Report and Report of Independent Registered Public Accounting Firm.

Exhibit 13.01:	Is filed herewith.

31.01 and 31.02	Rule 13a-14(a)/15d-14(a) Certifications.

Exhibit 31.01 and 31.02:	Are filed herewith.

32.01 and 32.02	Section 1350 Certifications.

Exhibit 32.01 and 32.02:	Are filed herewith.

99.1

Amended and Restated Selling Agreement effective as of July 8, 2011 between Merrell Lynch Alternative Investments LLC (for itself, and as sponsor on behalf of the investment funds listed therein) and Merrill Lynch, Pierce, Fenner & Smith Incorporated (as selling agent).

Exhibit 99.1:	Is incorporated by reference from Exhibit 99.1 contained in the registrant’s Report on Form 8-K filed on July 11, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASPECT FUTURESACCESS LLC

By:  MERRILL LYNCH ALTERNATIVE INVESTMENTS LLC, MANAGER

By:	/s/Justin C. Ferri
Justin C. Ferri
Chief Executive Officer, President and Manager
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Justin C. Ferri	Chief Executive Officer, President and Manger	March 23, 2012
Justin C. Ferri

/s/ Barbra E. Kocsis	Chief Financial Officer and Vice President	March 23, 2012
Barbra E. Kocsis	(Principal Financial and Accounting Officer)

/s/Deann Morgan	Vice President and Manager	March 23, 2012
Deann Morgan

/s/James L. Costabile	Vice President and Manager	March 23, 2012
James L. Costabile

/s/Paul D. Harris	Vice President and Manager	March 23, 2012
Paul D. Harris

/s/Colleen R. Rusch	Vice President and Manager	March 23, 2012
Colleen R. Rusch

(Being the principal executive officer, the principal financial and accounting officer and a majority of the managers of Merrill Lynch Alternative Investments LLC)

ASPECT FUTURESACCESS LLC

2011 FORM 10-K

INDEX TO EXHIBITS

Exhibit

Exhibit 13.01	2011 Annual Report and Report of Independent Registered Public Accounting Firm

Exhibit 31.01 and 31.02	Rule 13a - 14(a) / 15d - 14(a) Certifications

Exhibit 32.01 and 32.02	Sections 1350 Certifications