Form 10-Q
period 2012-03-31
Aspect FuturesAccess LLC
filed 2012-05-11
CIK 1309132

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of March 31, 2012, 181,866,501 units of limited liability company interest were outstanding.

ASPECT FUTURESACCESS LLC

QUARTERLY REPORT FOR MARCH 31, 2012 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

ASPECT FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	March 31,	December 31,
	2012	2011
ASSETS:
Equity in commodity trading accounts:
Cash (including restricted cash of $30,132,360 for 2012 and $30,647,830 for 2011)	$315,024,499	$323,132,681
Net unrealized profit on open futures contracts	3,770,258	7,062,706
Net unrealized profit on open forwards contracts	2,008,978	405,685
Cash and cash equivalents	309,083	333,335
Other assets	591	—

TOTAL ASSETS	$321,113,409	$330,934,407

LIABILITIES AND MEMBERS’ CAPITAL:
LIABILITIES:

Brokerage commissions payable	$15,380	$10,433
Sponsor and Advisory fees payable	1,754,274	4,716,412
Redemptions payable	9,414,298	20,179,950
Net unrealized loss on open futures contracts	2,158,839	264,343
Net unrealized loss on open forwards contracts	2,095,665	78,075
Other liabilities	188,150	167,510

Total liabilities	15,626,606	25,416,723

MEMBERS’ CAPITAL:
Members’ Interest (181,866,501 Units and 182,013,494 Units)	305,486,803	305,517,684
Total members’ capital	305,486,803	305,517,684

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$321,113,409	$330,934,407

NET ASSET VALUE PER UNIT:
(Based on 181,866,501 and 182,013,494 Units outstanding; unlimited Units authorized)

Class A	$1.6534	$1.6405
Class C	$1.5468	$1.5386
Class D	$1.8679	$1.8464
Class I	$1.6987	$1.6838
Class DS	$1.8600	$1.8386
Class DT	$1.9412	$1.9154

See notes to financial statements.

 ASPECT FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three
	months ended	months ended
	March 31,	March 31,
	2012	2011
TRADING PROFIT (LOSS):

Realized, net	$12,141,063	$11,996,492
Change in unrealized, net	(5,601,241)	(8,947,583)
Brokerage commissions	(200,447)	(159,777)

Total trading profit (loss), net	6,339,375	2,889,132

INVESTMENT INCOME:
Interest, net	(2,837)	(6,383)

EXPENSES:
Management fee	1,553,112	1,395,470
Sponsor fee	1,049,393	701,455
Performance fee	889,783	257,045
Other	196,868	147,566
Total expenses	3,689,156	2,501,536

NET INVESTMENT INCOME (LOSS)	(3,691,993)	(2,507,919)

NET INCOME (LOSS)	$2,647,382	$381,213

NET INCOME (LOSS) PER UNIT:

Weighted average number of Units outstanding
Class A	17,659,396	15,184,355
Class C	90,933,918	61,810,120
Class D	4,932,784	6,827,165
Class I	10,867,011	7,504,241
Class DS	44,889,404	59,524,982
Class DT	17,390,530	24,803,794

Net income (loss) per weighted average Unit
Class A	$0.0120	$(0.0013)
Class C	$0.0066	$(0.0039)
Class D	$0.0215	$0.0062
Class I	$0.0144	$0.0015
Class DS	$0.0245	$0.0062
Class DT	$0.0274	$0.0090

See notes to financial statements.

ASPECT FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(unaudited) (in Units)

	Members’ Capital December 31, 2010	Subscriptions	Redemptions	Members’ Capital March 31, 2011	Members’ Capital December 31, 2011	Subscriptions	Redemptions	Members’ Capital March 31, 2012
Class A	14,518,670	1,644,311	(370,343)	15,792,638	16,360,228	2,046,558	(712,498)	17,694,288
Class C	59,323,819	4,768,478	(2,520,662)	61,571,635	85,475,661	9,806,682	(3,346,771)	91,935,572
Class D	6,256,747	570,418	(54,759)	6,772,406	4,932,784	—	—	4,932,784
Class I	6,130,636	1,432,197	(2,393,307)	5,169,526	10,690,500	323,709	(454,039)	10,560,170
Class DS	59,087,316	846,307	(774,287)	59,159,336	46,734,768	—	(6,359,185)	40,375,583
Class DT	25,243,355	—	(1,734,676)	23,508,679	17,819,553	—	(1,451,449)	16,368,104

Total Members’ Units	170,560,543	9,261,711	(7,848,034)	171,974,220	182,013,494	12,176,949	(12,323,942)	181,866,501

Class A	10,319	—	—	10,319	—	—	—	—
Class C	10,328	—	—	10,328	—	—	—	—

Total Sponsor’s Units	20,647	—	—	20,647	—	—	—	—

See notes to financial statements.

ASPECT FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(unaudited)

	Members’ Capital December 31, 2010	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital March 31, 2011	Members’ Capital December 31, 2011	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital March 31, 2012
Class A	$22,955,242	$2,612,145	$(583,384)	$(19,387)	$24,964,616	$26,838,790	$3,389,304	$(1,184,450)	$211,761	$29,255,405
Class C	88,856,777	7,122,663	(3,761,144)	(243,409)	91,974,887	131,513,252	15,302,649	(5,205,019)	596,628	142,207,510
Class D	10,968,679	1,000,000	(96,338)	42,642	11,914,983	9,108,026	—	—	106,084	9,214,110
Class I	9,909,054	2,313,205	(3,871,413)	11,505	8,362,351	18,000,337	553,679	(771,879)	156,434	17,938,571
Class DS	103,143,351	1,483,646	(1,356,396)	366,433	103,637,034	85,925,338	—	(11,926,351)	1,099,147	75,098,134
Class DT	45,566,638	—	(3,147,568)	223,490	42,642,560	34,131,941	—	(2,836,196)	477,328	31,773,073

Total Members’ Interest	$281,399,741	$14,531,659	$(12,816,243)	$381,274	$283,496,431	$305,517,684	$19,245,632	$(21,923,895)	$2,647,382	$305,486,803

Class A	$16,186	$—	$—	$(19)	$16,167	$—	$—	$—	$—	$—
Class C	15,446	—	—	(42)	15,404	—	—	—	—	—

Total Sponsor’s Interest	$31,632	$—	$—	$(61)	$31,571	$—	$—	$—	$—	$—

Total Members’ Capital	$281,431,373	$14,531,659	$(12,816,243)	$381,213	$283,528,002	$305,517,684	$19,245,632	$(21,923,895)	$2,647,382	$305,486,803

See notes to financial statements.

ASPECT FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class DS	Class DT
Per Unit Operating Performance:

Net asset value, beginning of period	$1.6405	$1.5386	$1.8464	$1.6838	$1.8386	$1.9154

Net realized and net change in unrealized trading profit (loss)	0.0344	0.0323	0.0387	0.0353	0.0385	0.0401
Brokerage commissions	(0.0011)	(0.0010)	(0.0012)	(0.0011)	(0.0012)	(0.0012)
Interest income	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)
Expenses	(0.0204)	(0.0231)	(0.0160)	(0.0193)	(0.0159)	(0.0131)

Net asset value, end of period	$1.6534	$1.5468	$1.8679	$1.6987	$1.8600	$1.9412

Total Return: (a)

Total return before Performance fees	1.07%	0.81%	1.44%	1.17%	1.44%	1.57%
Performance fees	-0.30%	-0.30%	-0.30%	-0.30%	-0.30%	-0.25%
Total return after Performance fees	0.77%	0.51%	1.14%	0.87%	1.14%	1.32%

Ratios to Average Members’ Capital:

Expenses (excluding Performance fees)	0.94%	1.19%	0.57%	0.84%	0.57%	0.44%
Performance fees	0.29%	0.29%	0.29%	0.29%	0.29%	0.24%
Expenses (including Performance fees)	1.23%	1.48%	0.86%	1.13%	0.86%	0.68%

Net investment income (loss)	-1.23%	-1.48%	-0.86%	-1.13%	-0.86%	-0.68%

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

(a Delaware Limited Liability Company)

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1.               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Aspect FuturesAccess LLC (the “Fund”), formerly known as ML Aspect FuturesAccess LLC, a Merrill Lynch FuturesAccessSM Program (the “Program”) fund, was organized under the Delaware Limited Liability Company Act on May 17, 2004 and commenced trading activities on April 1, 2005. The Fund issues new units of limited liability company interest (“Units”) at Net Asset Value per Unit (see Item 2 for discussion of net asset value and net asset value per unit for subscriptions and redemptions purposes hereinafter referred to as Net Asset Value and Net Asset Value per Unit) as of the beginning of each calendar month. The Fund engages in the speculative trading of futures, options on futures and forward contracts on a wide range of commodities. Aspect Capital Limited (“Aspect” or “trading advisor”) is the trading advisor of the Fund.

Merrill Lynch Alternative Investments LLC (“MLAI” or the “Sponsor”) is the Sponsor of the Fund. MLAI is an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc. (“Merrill Lynch”). Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”), a wholly-owned subsidiary of Merrill Lynch, is the Fund’s commodity broker. Merrill Lynch International Bank (“MLIB”) is the Fund’s forward contracts broker. Merrill Lynch is a wholly-owned subsidiary of Bank of America Corporation. Bank of America Corporation and its affiliates are sometimes referred to herein as “BAC”.

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

In the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of the Fund as of March 31, 2012 and the results of its operations for the three months ended March 31, 2012 and 2011.  However, the operating results for the interim periods may not be indicative of the results for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted.  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Fund’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2011.

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

2.               CONDENSED SCHEDULES OF INVESTMENTS

The Fund’s investments, defined as net unrealized profit (loss) on open contracts on the Statements of Financial Condition, as of March 31, 2012 and December 31, 2011 are as follows:

March 31, 2012

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts / Notional	Profit (Loss)	Members’ Capital	Contracts / Notional	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	485	$451,393	0.15%	(973)	$1,322,796	0.43%	$1,774,189	0.58%	April 12 - July 12
Currencies	3,219,572,849	2,018,360	0.66%	(2,241,414,727)	(2,118,240)	-0.69%	(99,880)	-0.03%	June 12
Energy	1,054	(2,277,320)	-0.75%	(399)	1,080,530	0.35%	(1,196,790)	-0.40%	April 12 - May 12
Interest rates	3,848	(277,633)	-0.09%	(3,269)	(653,799)	-0.21%	(931,432)	-0.30%	June 12 - September 14
Metals	207	(353,513)	-0.12%	(431)	182,067	0.06%	(171,446)	-0.06%	May 12 - July 12
Stock indices	2,283	1,842,773	0.60%	(75)	307,318	0.10%	2,150,091	0.70%	April 12 - June 12

Total, net		$1,404,060	0.45%		$120,672	0.04%	$1,524,732	0.49%

December 31, 2011

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts / Notional	Profit (Loss)	Members’ Capital	Contracts / Notional	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	26	$5,068	0.00%	(1,531)	$(25,648)	-0.01%	$(20,580)	-0.01%	February 12 - March 12
Currencies	1,147,058,631	426,778	0.14%	(829,072,077)	(62,779)	-0.02%	363,999	0.12%	March 12
Energy	261	189,602	0.06%	(790)	1,942,121	0.64%	2,131,723	0.70%	January 12 - February 12
Interest rates	11,260	5,139,777	1.68%	(359)	(17,873)	-0.01%	5,121,904	1.67%	March 12 - June 14
Metals	194	(1,296,137)	-0.42%	(509)	135,362	0.04%	(1,160,775)	-0.38%	February 12 - March 12
Stock indices	316	146,111	0.05%	(1,293)	543,591	0.18%	689,702	0.23%	January 12 - March 12

Total, net		$4,611,199	1.51%		$2,514,774	0.82%	$7,125,973	2.33%

No individual contract’s unrealized profit or loss comprised greater than 5% of Members’ Capital as of March 31, 2012 and December 31, 2011.

3.               FAIR VALUE OF INVESTMENTS

The Financial Accounting Standards Board (“FASB”) issued the Accounting Standards Codification (“ASC”) which provides authoritative guidance on fair value measurement. This guidance defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.

Fair value of an investment is the amount that would be received to sell the investment in an orderly transaction between market participants at the measurement date (i.e. the exit price). All investments (including derivative financial instruments and derivative commodity instruments) are held for trading purposes.  The investments are recorded on trade date and open contracts are recorded at fair value (described below) at the measurement date. Investments denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date.  Profits or losses are realized when contracts are liquidated.  Unrealized profits or losses on open contracts are included in Equity in commodity trading account on the Statements of Financial Condition.  Any change in net unrealized profit or loss from the preceding year is reported on the Statements of Operations.

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

The Fund has determined that Level I securities would include its futures and options contracts where it believes that quoted prices are available in an active market.

Where the Fund believes that quoted market prices are not available or that the market is not active, fair values are estimated by using quoted prices of securities with similar characteristics, pricing models or matrix pricing and these are generally classified as Level II securities. The Fund determined that Level II securities would include its forward and certain futures contracts.

The Fund’s net unrealized profit (loss) on open forward and futures contracts, by the above fair value hierarchy levels, as of March 31, 2012 and December 31, 2011 are as follows:

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Futures
Long	$(604,918)	$(516,430)	$(88,488)	$—
Short	2,216,337	2,032,970	183,367	—
	1,611,419	1,516,540	94,879	—

Forwards
Long	2,008,978	—	2,008,978	—
Short	(2,095,665)	—	(2,095,665)	—
	(86,687)	—	(86,687)	—

March 31, 2012	$1,524,732	$1,516,540	$8,192	$—

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Futures
Long	$4,205,514	$4,449,071	$(243,557)	$—
Short	2,592,849	2,457,487	135,362	—
	6,798,363	6,906,558	(108,195)	—

Forwards
Long	405,685	—	405,685	—
Short	(78,075)	—	(78,075)	—
	327,610	—	327,610	—

December 31, 2011	$7,125,973	$6,906,558	$219,415	$—

The Fund’s volume of trading forwards and futures as of the period and year ended March 31, 2012 and December 31, 2011, respectively, are representative of the activity throughout these periods. There were no transfers to or from any level during the quarter ended March 31, 2012.

The Fund engages in the speculative trading of futures, options on futures and forward contracts on a wide range of commodities. Such contracts meet the definition of a derivative as noted in the ASC guidance for accounting for derivative and hedging activities. The fair value amounts of and the net profits and losses on derivative instruments is disclosed in the Statements of Financial Condition and Statements of Operations, respectively. There are no credit related contingent features embedded in these derivative contracts. The total notional, contract amount, or number of contracts and fair values of derivative instruments by contract type/commodity sector are disclosed in Note 2, above.

The following table indicates the trading profits and losses, before brokerage commissions, by commodity industry sector, on derivative instruments for each of the three month periods ended March 31, 2012 and 2011:

	For the three months ended	For the three months ended
	March 31, 2012	March 31, 2011
Commodity Industry	profit (loss)	profit (loss)
Sector	from trading	from trading

Agriculture	$(508,504)	$193,741
Currencies	(578,256)	1,870,574
Energy	13,567,570	10,335,292
Interest rates	(5,195,585)	(6,707,792)
Metals	(2,454,582)	(502,815)
Stock indices	1,709,179	(2,140,091)

Total, net	$6,539,822	$3,048,909

The Fund is subject to the risk of insolvency of a counterparty, an exchange, a clearinghouse MLPF&S or other BAC entities.  Fund assets could be lost or impounded during lengthy bankruptcy proceedings.  Were a substantial portion of the Fund’s capital tied up in a bankruptcy or other similar types of proceedings, MLAI might suspend or limit trading, perhaps causing the Fund to miss significant profit opportunities.  There are increased risks in dealing with unregulated trading counterparties including the risk that assets may not benefit from the protection afforded to “customer funds” deposited with regulated dealers and brokers.

4.               MARKET AND CREDIT RISKS

The nature of this Fund has certain risks, which cannot all be presented on the financial statements.  The following summarizes some of those risks.

Market Risk

Derivative instruments involve varying degrees of market risk.  Changes in the level or volatility of interest rates, foreign currency exchange rates or the market values of the financial instruments or commodities underlying such derivative instruments frequently result in changes in the Fund’s net unrealized profit (loss) on open contracts on such derivative instruments as reflected in the Statements of Financial Condition. The Fund’s exposure to market risk is influenced by a number of factors, including the relationships among the derivative instruments held by the Fund as well as the volatility and liquidity of the markets in which the derivative instruments are traded. Investments in foreign markets may also entail legal and political risks.

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

Credit Risk

The risks associated with exchange-traded contracts are typically perceived to be less than those associated with over-the-counter (non-exchange-traded) transactions, because exchanges typically (but not universally) provide clearinghouse arrangements in which the collective credit (in some cases limited in amount, in some cases not) of the members of the exchange is pledged to support the financial integrity of the exchange.  In over-the-counter transactions, on the other hand, traders must rely solely on the credit of their respective individual counterparties.  Margins, which may be subject to loss in the event of a default, are generally required in exchange trading, and counterparties may also require margin in the over-the-counter markets.

The credit risk associated with these instruments from counterparty nonperformance is the net unrealized profit (loss) on open contracts, if any, included in the Statements of Financial Condition. The Fund attempts to mitigate this risk by dealing exclusively with Merrill Lynch entities as clearing brokers.

The Fund, in its normal course of business, enters into various contracts, with MLPF&S acting as its commodity broker and MLIB as its foreign currency forward counterpart.  Pursuant to the arrangements with MLPF&S and MLIB (which each includes a netting arrangement), to the extent that such trading results in receivables from and payables to MLPF&S or MLIB, respectively, the receivables and payables are offset and reported as unrealized profit or loss on open futures contracts for MLPF&S and as unrealized gain or loss on forward contracts for MLIB on the Statements of Financial Condition.

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

5.               RELATED PARTY TRANSACTIONS

Financial Data Services, Inc. (the “Transfer Agent”), a related party of Merrill Lynch through MLAI performs the transfer agent and investor services functions for the Fund.  The agreement with the transfer agent calls for a fee to be paid based on the collective net asset of funds managed or sponsored by MLAI with the minimum annual fee of $2,700,000.  The fee rate ranges from 0.016% to 0.02% based on aggregate net assets.  MLAI allocates the Transfer Agent fees to each of the managed/sponsored funds on a monthly basis based on the Fund’s net assets and the fee is payable monthly in arrears.  The Transfer Agent fee, which ranged between 0.018% and 0.02% of aggregate asset level, allocated to the Fund for the quarter ended March 31, 2012 amounted to $15,803, of which $10,993 was payable to the Transfer Agent as of March 31, 2012.

6.               SUBSEQUENT EVENTS

Management has evaluated the impact of subsequent events on the Fund through the date the financials were able to be issued and has determined that there were no subsequent events that require adjustments to, or disclosure in, the financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

MONTH-END NET ASSET VALUE PER UNIT

MLAI believes that the Net Asset Value used to calculate subscription and redemption value and to report performance to investors throughout the period is a useful performance measure for the investors of the Fund.  Therefore, the charts below referencing Net Asset Value and performance measurements are based on the Net Asset Value for financial reporting purposes.

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

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS A

	Jan.	Feb.	Mar.
2011	$1.5586	$1.5969	$1.5808
2012	$1.6554	$1.6864	$1.6534

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS C

	Jan.	Feb.	Mar.
2011	$1.4753	$1.5103	$1.4938
2012	$1.5513	$1.5790	$1.5468

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS D

	Jan.	Feb.	Mar.
2011	$1.7304	$1.7751	$1.7593
2012	$1.8656	$1.9028	$1.8679

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS I

	Jan.	Feb.	Mar.
2011	$1.5939	$1.6336	$1.6176
2012	$1.6997	$1.7320	$1.6987

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DS

	Jan.	Feb.	Mar.
2011	$1.7230	$1.7675	$1.7518
2012	$1.8577	$1.8947	$1.8600

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DT

	Jan.	Feb.	Mar.
2011	$1.7824	$1.8305	$1.8139
2012	$1.9372	$1.9790	$1.9412

Liquidity and Capital Resources

The Fund does not engage in the sale of goods or services.  The Fund’s assets generally are its (i) equity in its trading account, consisting of cash (including restricted cash), and unrealized profit net of unrealized losses and (ii) interest receivable.  Because of the low margin deposits normally required in commodity futures trading relatively small price movements may result in substantial losses to the Fund.  While substantial losses could lead to a material decrease in liquidity, no such material losses occurred during the first quarter of 2012 and there was no impact on the Fund’s liquidity.

The Fund’s capital consists of the capital contributions of the members as increased or decreased by profits or losses on trading, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31, 2012, Fund capital decreased 0.01% from $305,517,684 to $305,486,803.  This decrease was attributable to the net profit from operations of $2,647,382 coupled with the redemption of 12,323,942 Redeemable Units resulting in an outflow of $21,923,895.  The cash outflow was offset with cash inflow of $19,245,632 due to subscriptions of 12,176,949 Units.  Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent months.

Critical Accounting Policies

Statement of Cash Flows

The Fund is not required to provide a Statement of Cash Flows.

Investments

All investments (including derivatives) are held for trading purposes.  Investments are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date.  Investments denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date.  Profits or losses are realized when contracts are liquidated.  Unrealized profits or losses on open contracts are included as a component of equity in a commodity trading account on the Statements of Financial Condition.  Realized profits or losses and any change in net unrealized profits or losses from the preceding period are reported in the Statements of Operations.

Cash and Cash Equivalents

The Fund considers all highly liquid investments, with a maturity of three months or less when acquired, to be cash equivalents. As of March 31, 2012 the Fund holds no cash equivalents. Cash was held at a nationally recognized financial institution.

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  For more information on our treatment of fair value, see Note 3, Fair Value of Investments.

Futures Contracts

The Fund trades listed futures contracts.  A listed futures contract is a firm commitment to buy or sell a standardized quantity of an underlying asset over a specified duration.  The Fund buys and sells contracts based on indices of financial assets such as stocks, domestic and global stock indices, as well as contracts on various physical commodities. Prices paid or received on these contracts are determined by the ask or bid provided by the exchanges on which they are traded.  Contracts may be settled in physical form or cash settled depending upon the contract.  Upon the execution of a trade, margin requirements determine the amount of cash that must be on deposit to secure the transaction.  These amounts are considered restricted cash on the Fund’s Statement of Financial Condition.  Contracts are priced daily by the Fund and the profit or loss based on the daily mark to market are recorded as unrealized profits.  When the contract is closed, the Fund records a realized profit or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed.  Because transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded, credit exposure is limited.  Realized profits (losses), net and changes in unrealized profits (losses), net on futures contracts are included in the Statements of Operations.  The Fund also trades futures contracts on the London Metals Exchange (LME).  The valuation pricing for LME contracts is based on action of a committee that incorporates prices from the most liquid trading sessions of the day and can also rely on other inputs such as supply and demand factors and bid and asks from open outcry sessions.

Forward Foreign Currency Contracts

Foreign currency contracts are those contracts where the Fund agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date.  Foreign currency contracts are valued daily, and the Fund’s net equity therein, representing unrealized profit or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Statements of Financial Condition.  Realized profits (losses) and changes in unrealized profits (losses) on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur, respectively and are included in the Statements of Operations.

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

The following is the major tax jurisdiction for the Fund and the earliest tax year subject to examination: United States — 2008.

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

Results of Operations

January 1, 2012 to March 31, 2012

January 1, 2012 to March 31, 2012

The Fund experienced a net trading gain of $6,539,822 before brokerage commissions and related fees in the first quarter of 2012. The Fund’s profits were primarily attributable to the energy and the stock indices sectors posting profits. The agriculture, currency, metals and the interest rate sectors posted losses.

The energy sector posted profits to the Fund. Profits were posted to the Fund at the beginning of the quarter as natural gas continued to trend lower, making the trading program’s short position the top performer. Additional gains in energies came from the trading program’s long position in reformulated gasoline as the price rallied on reports of U.S. refinery shutdowns. Profits were posted to the Fund in the middle of the quarter as increased global demand and Iranian-induced supply-stresses meant the oil complex rallied strongly. Profits were posted to the Fund at the end of the quarter due to the trading program’s short position in natural gas that made gains as continued warm weather and reports of high supplies pushed prices lower.

The stock indices sector posted profits to the Fund.  Losses were posted to the Fund at the beginning of the quarter as the rise in global stock markets resulted in losses from short positions, especially in Asian indices. Notably, Chinese indices were also driven upwards by speculation of further monetary easing by The People’s Bank of China. Profits were posted to the Fund in the middle of the quarter as the European Central Bank’s anticipated long-term refinancing operation was over-subscribed when it finally occurred. As a result, world equity markets rallied to the trading program’s benefit. Profits continued to be posted to the Fund at the end of the quarter as the trading program made gains from its long stock index exposures.

The agriculture sector posted losses to the Fund.  Losses were posted to the Fund at the beginning through the middle of the quarter due to the trading program’s short positions in agriculturals. Profits were posted to the Fund at the end of the trading program’s short position in coffee made gains as prices fell on signs that output from Brazil and Vietnam will increase.

The currency sector posted losses to the Fund. Profits were posted to the Fund at the beginning of the quarter.  Towards the end of the month of January the U.S. Federal Reserve forecast that U.S. interest rates would remain low until the end of 2014, boosting U.S. treasuries, stock indices and gold. The U.S. dollar fell in response, to the benefit of the trading program’s positions.  Profits were posted to the Fund in the middle of the quarter. In Asia, the Bank of Japan began a liquidity operation, focusing on purchasing longer maturity

Japanese government bonds in an apparent to bring about some inflation. This led the Japanese yen to weaken sharply against its longer term trend making. However, higher yielding currencies contributed to making the currencies sector a positive performer overall despite reversals in the Japanese yen and Euro. In Australia, as interest rates were left unchanged with rhetoric suggesting potential monetary easing in the near future, the Australian dollar fell making it the along with the Japanese yen the trading program’s worst performers resulting in losses posted to the Fund at the end of the quarter.

The metals sector posted losses to the Fund.  Losses were posted to the Fund at the beginning of the quarter from the trading program’s short positions in zinc and aluminum. Losses were posted to the Fund in the middle through the end of the quarter.

Interest rate sector posted losses to the Fund.  Profits were posted to the Fund at the beginning of the quarter. Towards the end of the month the U.S. Federal Reserve forecast that U.S. interest rates would remain low until the end of 2014, boosting U.S. treasuries. Gains were also made on long fixed income positions. Euribor futures rose amid the prospect of further liquidity injections by the European Central Bank.  Losses were posted to the Fund in the middle of the quarter as bonds traded lower incurring losses from the Trading program’s reducing long exposures. The Reserve Bank of Australia did not cut rates, contributing to the trading program making losses from its Australian bond exposures. The U.S. Federal Reserve upwardly revised the economic outlook for the U.S. leading to a global sell-off in bonds which amounted to losses from the trading program’s fixed income exposures resulting in losses posted to the Fund at the end of the quarter.

January 1, 2011 to March 31, 2011

January 1, 2011 to March 31, 2011

The Fund experienced a net profit of $3,048,909 before brokerage commissions and related fees in the first quarter of 2011. The Funds profits were primarily attributable to energy, currencies and the agriculture sectors posting profits. The stock indices, metals and the interest rates posted losses.

The energy sector posted profits to the Fund. Profits were posted to the Fund at the beginning of the quarter as concerns about the Egyptian crisis drove Brent crude, gas oil and heating oil higher, to the benefit of the trading program’s long positions across the oils complex. Profits continued to be posted in the middle of the quarter. Tension in North Africa and the Middle East increased towards the end of February, causing the oil price to soar. The trading program made profits from its long positions in oil and its products, making energies the top sector for the month. The trading program’s long positions in oil products and oil resulted in profits posted to the Fund at the end of the quarter as the Libyan turmoil continued.

The currency sector posted profits to the Fund. The trading program benefited from a weaker euro which could not offset losses posted to the Fund at the beginning of the quarter. Profits were posted to the Fund in the middle of the quarter due to the trading program’s commodity-linked currencies which found support as the political turmoil boosted raw materials prices. Profits were also seen from the trading program’s net short position exposure to the U.S. dollar as it lost ground against several currencies including the British sterling, which was supported by speculation that the Bank of England may raise interest rates earlier than the United States Federal Reserve. Profits continued to be posted to the Fund at the end of the quarter as expectations of an interest rate increase by the European Central Bank resulted in the euro strengthening against the U.S. dollar. These expectations also resulted in profits from the trading program’s short position in Euribor, which were partly offset by losses from long exposure to Eurodollar after the United States Federal Reserve announced that they would begin unwinding some stimulus measures.

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

The interest rate sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the quarter. The bonds sector saw losses from the trading program’s short positions in Australian instruments as the severe flooding saw prices rally on safe haven demand. Bonds rallied in February amid the flight to safety, to the detriment of the trading program’s short positions resulting in losses posted to the Fund. Expectations of an interest rate increase by the European Central Bank resulted in profits from the trading program’s short position in Euribor, which were offset by losses from long exposure to Eurodollar after the United States Federal Reserve announced that they would begin unwinding some stimulus measures. The quarter ended with losses posted to the Fund.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Fund’s open positions by market category for the fiscal period. For the three months ended March 31, 2012 and 2011, the Fund’s average Month-end Net Asset Value was approximately $308,612,131 and $284,097,476, respectively.

March 31, 2012

	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Agriculture	$8,287,049	2.69%	$8,773,514	$7,603,978
Currencies	466,529	0.15%	493,915	428,075
Energy	5,590,079	1.81%	5,918,228	5,129,310
Interest Rates	4,350,620	1.41%	4,606,010	3,992,015
Metals	800,806	0.26%	847,815	734,799
Stock Indices	10,042,842	3.25%	10,632,376	9,215,049

Total	$29,537,925	9.57%	$31,271,858	$27,103,226

March 31, 2011

	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Agriculture	$26,268	0.01%	$27,554	$25,364
Currencies	4,686,710	1.65%	4,916,150	4,525,303
Energy	8,454,389	2.98%	8,868,278	8,163,225
Interest Rates	76,142	0.03%	79,870	73,520
Metals	804,505	0.28%	843,891	776,799
Stock Indices	3,691,144	1.30%	3,871,846	3,564,023

Total	$17,739,158	6.25%	$18,607,589	$17,128,234

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

Non-Trading Risk

Foreign Currency Balances; Cash on Deposit with MLPF&S and MLIB

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

The following were the primary trading risk exposures of the Fund as of March 31, 2012, by market sector.

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

Stock Indices

The Fund’s primary equity exposure is to S&P 500, NASDAQ and OMX S30 equity index price movements. The Fund is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Asian indices.

Metals

The Fund’s metals market exposure is to fluctuations in the price of precious and non-precious metals.

Agricultural Commodities

The Fund’s primary agricultural commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Soybeans, grains, livestock, cocoa and coffee accounted for the substantial bulk of the Fund’s agricultural commodities exposure as of March 31, 2012.

Energy

The Fund’s primary energy market exposure is to natural gas and crude oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Fund as of March 31, 2012.

Foreign Currency Balances

The Fund’s primary foreign currency balances are in Hong Kong dollar and Australian dollar.

U.S. Dollar Cash Balance

The Fund holds U.S. dollars in cash at MLPF&S and MLIB. The Fund has immaterial cash flow interest rate risk on its cash on deposit with MLPF&S in that declining interest rates would cause the income from such cash to decline.

Item 4. Controls and Procedures

MLAI, the Sponsor of Aspect FuturesAccess LLC, with the participation of the Sponsor’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934) with respect to the Fund as of the end of the period covered by this quarterly report, and, based on this evaluation, has concluded that these disclosure controls and procedures are effective.  No change in internal control over financial reporting (in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act of 1934) occurred during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.                                   Legal Proceedings

None.

Item 1A.  Risk Factors

There are no material changes from risk factors as previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on March 23, 2012.

Item 2.                                   Unregistered Sales of Equity Securities and Use of Proceeds

(a)  Units are privately offered and sold to “accredited investors” (as defined in Rule 501(a) under the Securities Act in reliance on the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 thereunder.  The selling agent of the Units was MLPF&S.

CLASS A

	Subscription
	Amount	Units	NAV (1)
Jan-12	$1,521,792	927,639	$1.6405
Feb-12	1,037,706	626,861	1.6554
Mar-12	829,806	492,058	1.6864
Apr-12	1,406,195	850,487	1.6534

CLASS C

	Subscription
	Amount	Units	NAV (1)
Jan-12	$4,980,450	3,237,001	$1.5386
Feb-12	2,874,523	1,852,977	1.5513
Mar-12	7,447,676	4,716,704	1.5790
Apr-12	5,591,076	3,614,608	1.5468

CLASS D

	Subscription
	Amount	Units	NAV (1)
Jan-12	$—	—	$1.8464
Feb-12	—	—	1.8656
Mar-12	—	—	1.9028
Apr-12	750,000	401,520	1.8679

CLASS I

	Subscription
	Amount	Units	NAV (1)
Jan-12	$179,997	106,899	$1.6838
Feb-12	96,371	56,699	1.6997
Mar-12	277,311	160,111	1.7320
Apr-12	987,423	581,281	1.6987

CLASS DS

	Subscription
	Amount	Units	NAV (1)
Jan-12	$—	—	$1.8386
Feb-12	—	—	1.8577
Mar-12	—	—	1.8947
Apr-12	—	—	1.8600

CLASS DT

	Subscription
	Amount	Units	NAV (1)
Jan-12	$—	—	$1.9154
Feb-12	—	—	1.9372
Mar-12	—	—	1.9790
Apr-12	—	—	1.9412

CLASS M

Subscription
	Amount	Units	NAV (1)
Jan-12	$—	—	$—
Feb-12	—	—	—
Mar-12	—	—	—
Apr-12	75,000	75,000	1.0000

(1) Beginning of the month Net Asset Value

Class A Units are subject to sales commission paid to MLPF&S ranging from 1.0% to 2.5%.  Class D and Class I Units are subject to sales commissions paid to MLPF&S up to 0.5%.  The rate assessed to a given subscription is based upon the subscription amount.  Sales commissions are directly deducted from subscription amounts.  Class C, Class DS and Class DT Units are not subject to any sales commissions.

(b) Not applicable.

(c) Not applicable.

Item 3.                                   Defaults Upon Senior Securities

None.

Item 4.                                   Mine Safety Disclosures

Not Applicable.

Item 5.                                   Other Information

None.

Item 6.                                   Exhibits

The following exhibits are filed herewith to this Quarterly Report on Form 10-Q:

31.01 and

31.02               Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01

and 31.02:      Are filed herewith.

32.01 and

32.02               Section 1350 Certifications

Exhibit 32.01

and 32.02       Are filed herewith.

Exhibit 101   Are filed herewith.

The following materials from the Fund’s quarterly Report on Form 10-Q for the three month periods ended March 31, 2012 formatted in XBRL (Extensible Business Reporting Language): ( i ) Statements of Financial Condition (ii) Statements of Operations (iii) Statements of Changes in Members’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text. (1)

(1)  These interactive data files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASPECT FUTURESACCESS LLC
.

	By:	MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(Manager)

Date: May 11, 2012	By:	/s/ DEANN MORGAN
Deann Morgan
Chief Executive Officer and President
(Principal Executive Officer)

Date: May 11, 2012	By:	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial and Accounting Officer)