Form 10-Q
period 2012-06-30
Aspect FuturesAccess LLC
filed 2012-08-14
CIK 1309132

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

As of June 30, 2012, 190,675,127 units of limited liability company interest were outstanding.

ASPECT FUTURESACCESS LLC

QUARTERLY REPORT FOR JUNE 30, 2012 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.         Financial Statements

ASPECT FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	June 30,	December 31,
	2012	2011
ASSETS:
Equity in commodity trading accounts:
Cash (including restricted cash of $29,335,243 for 2012 and $30,647,830 for 2011)	$317,530,257	$323,132,681
Net unrealized profit on open futures contracts	1,421,777	7,062,706
Net unrealized profit on open forwards contracts	1,806,317	405,685
Cash	2,644,115	333,335
Other assets	5,777	—

TOTAL ASSETS	$323,408,243	$330,934,407

LIABILITIES AND MEMBERS’ CAPITAL:
LIABILITIES:

Brokerage commissions payable	$52,401	$10,433
Sponsor and Advisory fees payable	3,059,730	4,716,412
Redemptions payable	2,904,291	20,179,950
Net unrealized loss on open futures contracts	8,820,197	264,343
Net unrealized loss on open forwards contracts	2,148,414	78,075
Other liabilities	318,108	167,510

Total liabilities	17,303,141	25,416,723

MEMBERS’ CAPITAL:
Members’ Interest (190,675,127 Units and 182,013,494 Units)	306,105,102	305,517,684
Total members’ capital	306,105,102	305,517,684

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$323,408,243	$330,934,407

NET ASSET VALUE PER UNIT:
(Based on 190,675,127 and 182,013,494 Units outstanding; unlimited Units authorized)

Class A	$1.5887	$1.6405
Class C	$1.4826	$1.5386
Class D	$1.8016	$1.8464
Class I	$1.6338	$1.6838
Class DS	$1.7939	$1.8386
Class DT	$1.8737	$1.9154
Class M	$0.9645	$—

See notes to financial statements.

ASPECT FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	June 30,	June 30,	June 30,	June 30,
	2012	2011	2012	2011
TRADING PROFIT (LOSS):

Realized, net	$(1,041,634)	$(3,461,015)	$11,099,429	$8,535,477
Change in unrealized, net	(9,265,249)	(4,425,425)	(14,866,490)	(13,373,008)
Brokerage commissions	(213,230)	(183,001)	(413,677)	(342,778)

Total trading profit (loss), net	(10,520,113)	(8,069,441)	(4,180,738)	(5,180,309)

INVESTMENT INCOME (LOSS):
Interest, net	13,317	(252)	10,480	(6,635)

EXPENSES:
Management fee	1,550,331	1,434,513	3,103,443	2,829,983
Sponsor fee	1,111,219	758,186	2,160,612	1,459,641
Performance fee	(874,778)	(241,714)	15,005	15,331
Other	232,283	150,816	429,151	298,382
Total expenses	2,019,055	2,101,801	5,708,211	4,603,337

NET INVESTMENT INCOME (LOSS)	(2,005,738)	(2,102,053)	(5,697,731)	(4,609,972)

NET INCOME (LOSS)	$(12,525,851)	$(10,171,494)	$(9,878,469)	$(9,790,281)

NET INCOME (LOSS) PER UNIT:

Weighted average number of Units outstanding
Class A	19,289,339	16,902,691	18,474,367	16,043,523
Class C	97,990,250	67,140,354	94,462,084	64,475,237
Class D	5,600,446	6,881,427	5,266,615	6,854,296
Class I	11,483,736	6,985,018	11,175,373	7,244,630
Class DS	39,685,696	58,842,676	42,287,550	59,183,829
Class DT	16,025,414	23,056,929	16,707,972	23,930,362
Class M*	246,574	—	246,574	—

Net income (loss) per weighted average Unit
Class A	$(0.0674)	$(0.0588)	$(0.0589)	$(0.0631)
Class C	$(0.0664)	$(0.0579)	$(0.0625)	$(0.0641)
Class D	$(0.0687)	$(0.0564)	$(0.0529)	$(0.0504)
Class I	$(0.0643)	$(0.0862)	$(0.0520)	$(0.0815)
Class DS	$(0.0637)	$(0.0532)	$(0.0338)	$(0.0467)
Class DT	$(0.0653)	$(0.0506)	$(0.0341)	$(0.0394)
Class M*	$(0.0963)	$—	$(0.0963)	$—

* Units issued on April 1, 2012

See notes to financial statements.

ASPECT FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(unaudited) (in Units)

	Members’ Capital December 31, 2010	Subscriptions	Redemptions	Members’ Capital June 30, 2011	Members’ Capital December 31, 2011	Subscriptions	Redemptions	Members’ Capital June 30, 2012
Class A	14,518,670	3,462,107	(736,129)	17,244,648	16,360,228	4,665,470	(1,231,438)	19,794,260
Class C	59,323,819	14,255,648	(4,360,066)	69,219,401	85,475,661	19,839,421	(5,914,228)	99,400,854
Class D	6,256,747	733,950	(54,759)	6,935,938	4,932,784	800,733	—	5,733,517
Class I	6,130,636	4,205,645	(2,420,095)	7,916,186	10,690,500	1,786,300	(1,406,888)	11,069,912
Class DS	59,087,316	846,307	(1,419,079)	58,514,544	46,734,768	—	(8,011,223)	38,723,545
Class DT	25,243,355	—	(2,906,321)	22,337,034	17,819,553	—	(2,396,581)	15,422,972
Class M*	—	—	—	—	—	530,067	—	530,067

Total Members’ Units	170,560,543	23,503,657	(11,896,449)	182,167,751	182,013,494	27,621,991	(18,960,358)	190,675,127

Class A	10,319	—	—	10,319	—	—	—	—
Class C	10,328	—	—	10,328	—	—	—	—

Total Sponsor’s Units	20,647	—	—	20,647	—	—	—	—

* Units issued on April 1, 2012

See notes to financial statements.

ASPECT FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(unaudited)

	Members’ Capital December 31, 2010	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital June 30, 2011	Members’ Capital December 31, 2011	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital June 30, 2012
Class A	$22,955,242	$5,530,958	$(1,152,330)	$(1,012,215)	$26,321,655	$26,838,790	$7,738,217	$(2,042,927)	$(1,087,678)	$31,446,402
Class C	88,856,777	21,372,593	(6,506,927)	(4,132,420)	99,590,023	131,513,252	30,878,077	(9,116,424)	(5,907,904)	147,367,001
Class D	10,968,679	1,299,999	(96,338)	(345,429)	11,826,911	9,108,026	1,500,000	—	(278,737)	10,329,289
Class I	9,909,054	6,972,450	(3,914,224)	(590,357)	12,376,923	18,000,337	3,046,407	(2,378,754)	(581,501)	18,086,489
Class DS	103,143,351	1,483,646	(2,510,133)	(2,766,043)	99,350,821	85,925,338	—	(15,030,150)	(1,429,015)	69,466,173
Class DT	45,566,638	—	(5,298,275)	(942,406)	39,325,957	34,131,941	—	(4,663,559)	(569,891)	28,898,491
Class M*	—	—	—	—	—	—	535,000	—	(23,743)	511,257

Total Members’ Interest	$281,399,741	$36,659,646	$(19,478,227)	$(9,788,870)	$288,792,290	$305,517,684	$43,697,701	$(33,231,814)	$(9,878,469)	$306,105,102

Class A	$16,186	$—	$—	$(702)	$15,484	$—	$—	$—	$—	$—
Class C	15,446	—	—	(709)	14,737	—	—	—	—	—

Total Sponsor’s Interest	$31,632	$—	$—	$(1,411)	$30,221	$—	$—	$—	$—	$—

Total Members’ Capital	$281,431,373	$36,659,646	$(19,478,227)	$(9,790,281)	$288,822,511	$305,517,684	$43,697,701	$(33,231,814)	$(9,878,469)	$306,105,102

* Units issued on April 1, 2012

See notes to financial statements.

ASPECT FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED JUNE 30, 2012 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class DS	Class DT	Class M*
Per Unit Operating Performance:

Net asset value, beginning of period	$1.6534	$1.5468	$1.8679	$1.6987	$1.8600	$1.9412	$1.0000

Net realized and net change in unrealized trading profit (loss)	(0.0526)	(0.0491)	(0.0596)	(0.0541)	(0.0593)	(0.0621)	(0.0319)
Brokerage commissions	(0.0011)	(0.0010)	(0.0013)	(0.0011)	(0.0012)	(0.0013)	(0.0007)
Interest income	0.0001	0.0001	0.0001	0.0001	0.0001	0.0001	0.0000
Expenses	(0.0111)	(0.0142)	(0.0055)	(0.0098)	(0.0057)	(0.0042)	(0.0029)

Net asset value, end of period	$1.5887	$1.4826	$1.8016	$1.6338	$1.7939	$1.8737	$0.9645

Total Return: (a)

Total return before Performance fees	-4.20%	-4.44%	-3.84%	-4.10%	-3.84%	-3.72%	-3.84%
Performance fees	0.27%	0.27%	0.27%	0.27%	0.27%	0.23%	0.27%
Total return after Performance fees	-3.93%	-4.17%	-3.57%	-3.83%	-3.57%	-3.49%	-3.57%

Ratios to Average Members’ Capital: (b)

Expenses (excluding Performance fees)	0.95%	1.19%	0.57%	0.85%	0.57%	0.45%	0.57%
Performance fees	-0.28%	-0.28%	-0.28%	-0.28%	-0.28%	-0.24%	-0.28%
Expenses (including Performance fees)	0.67%	0.91%	0.29%	0.57%	0.29%	0.21%	0.29%

Net investment income (loss)	-0.66%	-0.91%	-0.29%	-0.56%	-0.29%	-0.20%	-0.29%

(a) The total return calculations are based on compounded monthly returns and are calculated for each class taken as a whole. An individual member’s return may vary from these returns based on timing of capital transactions.

(b) The ratio to average members’ capital have been annualized.  The total return is not annualized.

* Units issued on April 1, 2012

See notes to financial statements.

ASPECT FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE SIX  MONTHS ENDED JUNE 30, 2012 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class DS	Class DT	Class M*
Per Unit Operating Performance:

Net asset value, beginning of period	$1.6405	$1.5386	$1.8464	$1.6838	$1.8386	$1.9154	$1.0000

Net realized and net change in unrealized trading profit (loss)	(0.0181)	(0.0168)	(0.0209)	(0.0187)	(0.0208)	(0.0220)	(0.0319)
Brokerage commissions	(0.0022)	(0.0020)	(0.0024)	(0.0022)	(0.0024)	(0.0025)	(0.0007)
Interest income	0.0001	0.0001	0.0001	0.0001	0.0001	0.0001	0.0000
Expenses	(0.0316)	(0.0373)	(0.0216)	(0.0292)	(0.0216)	(0.0173)	(0.0029)

Net asset value, end of period	$1.5887	$1.4826	$1.8016	$1.6338	$1.7939	$1.8737	$0.9645

Total Return: (a)

Total return before Performance fees	-3.18%	-3.66%	-2.45%	-2.99%	-2.45%	-2.20%	-3.84%
Performance fees	-0.04%	-0.04%	-0.04%	-0.04%	-0.04%	-0.02%	0.27%
Total return after Performance fees	-3.22%	-3.70%	-2.49%	-3.03%	-2.49%	-2.22%	-3.57%

Ratios to Average Members’ Capital: (b)

Expenses (excluding Performance fees)	1.89%	2.39%	1.14%	1.69%	1.14%	0.89%	0.57%
Performance fees	0.01%	0.01%	0.01%	0.01%	0.01%	-0.01%	-0.28%
Expenses (including Performance fees)	1.90%	2.40%	1.15%	1.70%	1.15%	0.88%	0.29%

Net investment income (loss)	-1.89%	-2.39%	-1.14%	-1.69%	-1.14%	-0.88%	-0.29%

(a) The total return calculations are based on compounded monthly returns and are calculated for each class taken as a whole. An individual member’s return may vary from these returns based on timing of capital transactions.

(b) The ratio to average members’ capital have been annualized.  The total return is not annualized.

* Units issued on April 1, 2012

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

(a) The total return calculations are based on compounded monthly returns and are calculated for each class taken as a whole. An individual member’s return may vary from these returns based on timing of capital transactions.

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

(a) The total return calculations are based on compounded monthly returns and are calculated for each class taken as a whole. An individual member’s return may vary from these returns based on timing of capital transactions.

See notes to financial statements.

ASPECT FUTURESACCESS LLC

(a Delaware Limited Liability Company)

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1.              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Aspect FuturesAccess LLC (the “Fund”), formerly known as ML Aspect FuturesAccess LLC, a Merrill Lynch FuturesAccessSM Program (“FuturesAccess”) fund, was organized under the Delaware Limited Liability Company Act on May 17, 2004 and commenced trading activities on April 1, 2005. The Fund issues new units of limited liability company interest (“Units”) at Net Asset Value per Unit (see Item 2 for discussion of net asset value and net asset value per unit for subscriptions and redemptions purposes hereinafter referred to as Net Asset Value and Net Asset Value per Unit) as of the beginning of each calendar month. The Fund engages in the speculative trading of futures, options on futures and forward contracts on a wide range of commodities. Aspect Capital Limited (“Aspect” or “trading advisor”) is the trading advisor of the Fund.

Merrill Lynch Alternative Investments LLC (“MLAI” or the “Sponsor”) is the Sponsor of the Fund. MLAI is an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc. (“Merrill Lynch”). Merrill Lynch is a wholly-owned subsidiary of Bank of America Corporation. Bank of America Corporation and its affiliates are sometimes referred to herein as “BAC”. Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”), a wholly-owned subsidiary of Merrill Lynch, is the Fund’s commodity broker. Merrill Lynch International Bank (“MLIB”) is the Fund’s primary foreign exchange forward prime broker.

FuturesAccess offers investors the opportunity to allocate and reallocate capital among a number of managed futures and other commodity trading advisors collectively employing different technical, fundamental, systematic and/or discretionary trading strategies or to those fund of funds for which MLAI allocates capital to a number of trading advisors.

On April 1, 2012 the Fund opened Class M at $1.00 per Unit.  The Class M Units are for Investors who are subscribing through a managed investment account program at MLPF&S and who satisfy other requirements as determined by the Sponsor from time to time. The Class M Units are not subject to an upfront sales commission and no ongoing compensation is paid to MLFPF&S as selling agent. The Class M Units are not subject to Sponsor’s fees. However, a portion of the asset-based program fee applicable to a Managed Account, including the amounts invested in Class M Units, will be paid to the Managed Account’s Financial Advisor.

Interests in the Fund are not insured or otherwise protected by the Federal Deposit Insurance Corporation or any other government authority.  Interests are not deposits or other obligations of, and are not guaranteed by, BAC or by any bank.  Interests are subject to investment risks, including the possible loss of the full amount invested.

In the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of the Fund as of  June 30, 2012 and December 31, 2011 and the results of its operations for the three and six months ended June 30, 2012 and 2011.  However, the operating results for the interim periods may not be indicative of the results for the full year.

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

2.              CONDENSED SCHEDULES OF INVESTMENTS

The Fund’s investments, defined as net unrealized profit (loss) on open contracts on the Statements of Financial Condition, as of June 30, 2012 and December 31, 2011 are as follows:

June 30, 2012

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts / Notional	Profit (Loss)	Members’ Capital	Contracts / Notional	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	393	$703,572	0.23%	(963)	$(2,001,304)	-0.65%	$(1,297,732)	-0.42%	July 2012 - December 2012
Currencies	4,157,150,874	1,806,317	0.59%	(931,621,581)	(2,278,940)	-0.74%	(472,623)	-0.15%	September 2012
Energy	—	—	0.00%	(849)	(2,967,925)	-0.97%	(2,967,925)	-0.97%	July 2012 - August 2012
Interest rates	11,600	363,155	0.12%	—	—	0.00%	363,155	0.12%	September 2012 - December 2014
Metals	73	(71,355)	-0.02%	(1,131)	(1,048,220)	-0.34%	(1,119,575)	-0.36%	August 2012 - October 2012
Stock indices	149	97,121	0.03%	(905)	(2,342,938)	-0.77%	(2,245,817)	-0.74%	July 2012 - September 2012

Total, net		$2,898,810	0.95%		$(10,639,327)	-3.47%	$(7,740,517)	-2.52%

December 31, 2011

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts / Notional	Profit (Loss)	Members' Capital	Contracts / Notional	Profit (Loss)	Members' Capital	on Open Positions	Members' Capital	Maturity Dates

Agriculture	26	$5,068	0.00%	(1,531)	$(25,648)	-0.01%	$(20,580)	-0.01%	February 2012 - March 2012
Currencies	1,147,058,631	426,778	0.14%	(829,072,077)	(62,779)	-0.02%	363,999	0.12%	March 2012
Energy	261	189,602	0.06%	(790)	1,942,121	0.64%	2,131,723	0.70%	January 2012 - February 2012
Interest rates	11,260	5,139,777	1.68%	(359)	(17,873)	-0.01%	5,121,904	1.67%	March 2012 - June 2014
Metals	194	(1,296,137)	-0.42%	(509)	135,362	0.04%	(1,160,775)	-0.38%	February 2012 - March 2012
Stock indices	316	146,111	0.05%	(1,293)	543,591	0.18%	689,702	0.23%	January 2012 - March 2012

Total, net		$4,611,199	1.51%		$2,514,774	0.82%	$7,125,973	2.33%

No individual contract’s unrealized profit or loss comprised greater than 5% of Members’ Capital as of June 30, 2012 and December 31, 2011.

3.              FAIR VALUE OF INVESTMENTS

Fair value of an investment is the amount that would be received to sell the investment in an orderly transaction between market participants at the measurement date (i.e. the exit price). All investments (including derivative financial instruments and derivative commodity instruments) are held for trading purposes.  The investments are recorded on trade date and open contracts are recorded at fair value (described below) at the measurement date. Investments denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date.  Profits or losses are realized when contracts are liquidated.  Unrealized profits or losses on open contracts are included in Equity in commodity trading accounts on the Statements of Financial Condition.  Any change in net unrealized profit or loss from the preceding year, or period, is reported on the Statements of Operations.

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

The Fund’s net unrealized profit (loss) on open forward and futures contracts, by the above fair value hierarchy levels, as of June 30, 2012 and December 31, 2011 are as follows:

Net unrealized profit (loss) on open contracts	Total	Level I	Level II	Level III

Futures
Long	$1,092,493	$1,163,848	$(71,355)	$—
Short	(8,490,913)	(8,404,263)	(86,650)	—
	(7,398,420)	(7,240,415)	(158,005)	—

Forwards
Long	1,806,317	—	1,806,317	—
Short	(2,148,414)	—	(2,148,414)	—
	(342,097)	—	(342,097)	—

June 30, 2012	$(7,740,517)	$(7,240,415)	$(500,102)	$—

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Futures
Long	$4,205,514	$4,449,071	$(243,557)	$—
Short	2,592,849	2,457,487	135,362	—
	6,798,363	6,906,558	(108,195)	—

Forwards
Long	405,685	—	405,685	—
Short	(78,075)	—	(78,075)	—
	327,610	—	327,610	—

December 31, 2011	$7,125,973	$6,906,558	$219,415	$—

The Fund’s volume of trading forwards and futures as of the six month period and year ended June 30, 2012 and December 31, 2011, respectively, are representative of the activity throughout these periods. There were no transfers to or from any level during the three or six months ended June 30, 2012.

The Fund engages in the speculative trading of futures, options on futures and forward contracts on a wide range of commodities. Such contracts meet the definition of a derivative as noted in the Accounting Standards Codification (“ASC”) guidance for accounting for derivative and hedging activities. The fair value amounts of and the net profits and losses on derivative instruments is disclosed in the Statements of Financial Condition and Statements of Operations, respectively. There are no credit related contingent features embedded in these derivative contracts. The total notional, contract amount, or number of contracts and fair values of derivative instruments by contract type/commodity sector are disclosed in Note 2, above.

The following table indicates the trading profits and losses, before brokerage commissions, by commodity industry sector, on derivative instruments for each of the three and six month periods ended June 30, 2012 and 2011:

	For the three months ended	For the six months ended
	June 30, 2012	June 30, 2012
Commodity Industry	profit (loss)	profit (loss)
Sector	from trading, net	from trading, net

Agriculture	$58,343	$(450,161)
Currencies	(8,618,284)	(9,196,540)
Energy	(8,872,829)	4,694,740
Interest rates	16,445,892	11,250,307
Metals	193,133	(2,261,449)
Stock indices	(9,513,138)	(7,803,958)

Total, net	$(10,306,883)	$(3,767,061)

	For the three months ended	For the six months ended
	June 30, 2011	June 30, 2011
Commodity Industry	profit (loss)	profit (loss)
Sector	from trading, net	from trading, net

Agriculture	$(3,817,127)	$(3,623,385)
Currencies	3,474,315	5,344,888
Energy	(5,721,403)	4,613,888
Interest rates	2,700,586	(4,007,206)
Metals	(1,071,698)	(1,574,514)
Stock indices	(3,451,113)	(5,591,202)

Total, net	$(7,886,440)	$(4,837,531)

The Fund is subject to the risk of insolvency of a counterparty, an exchange, a clearinghouse, MLPF&S or other BAC entities.  Fund assets could be lost or impounded during lengthy bankruptcy proceedings.  Were a substantial portion of the Fund’s capital tied up in a bankruptcy or other similar types of proceedings, MLAI might suspend or limit trading, perhaps causing the Fund to miss significant profit opportunities.  There are increased risks in dealing with unregulated trading counterparties including the risk that assets may not benefit from the protection afforded to “customer funds” deposited with regulated dealers and brokers.

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

MLAI has procedures in place intended to control market risk exposure, although there can be no assurance that they will, in fact, succeed in doing so.  These procedures focus primarily on monitoring the trading of Aspect, calculating the Net Asset Value of the Fund as of the close of business on each day and reviewing outstanding positions for over-concentrations.  While MLAI does not intervene in the markets to hedge or diversify the Fund’s market exposure, MLAI may urge Aspect to reallocate positions in an attempt to avoid over-concentrations.  However, such interventions are expected to be unusual.  It is expected that MLAI’s basic risk control procedures which consist simply of the ongoing process of trading advisor monitoring, along with monitoring the market risk controls being applied by Aspect is sufficient to detect if any such intervention is needed.

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

The credit risk associated with these instruments from counterparty nonperformance is the net unrealized profit (loss) on open contracts, if any, included in the Statements of Financial Condition. The Fund attempts to mitigate this risk by dealing exclusively with BAC entities as clearing brokers.

The Fund, in its normal course of business, enters into various contracts, with MLPF&S acting as its commodity broker and MLIB as its foreign currency forward counterpart.  Pursuant to the arrangements with MLPF&S and MLIB (which each includes a netting arrangement), to the extent that such trading results in receivables from and payables to MLPF&S or MLIB, respectively, the receivables and payables are offset and reported as unrealized profit or loss on open futures contracts for MLPF&S and as unrealized profit or loss on forward contracts for MLIB on the Statements of Financial Condition.

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

5.              RELATED PARTY TRANSACTIONS

MLAI and the Fund have entered into a transfer agency and investor services agreement with Financial Data Services, Inc. (the “Registrar and Transfer Agent”), a wholly-owned subsidiary of BAC and affiliate of MLAI.  The Registrar and Transfer Agent  performs the transfer agent and investor services functions for the Fund.  The agreement with the Registrar and Transfer Agent calls for a fee to be paid based on the collective net asset of funds managed or sponsored by MLAI with the minimum annual fee of $2,700,000.  The fee rate ranges from 0.016% to 0.02% based on aggregate net assets.  MLAI allocates the Registrar and Transfer Agent fees to each of the managed/sponsored funds on a monthly basis based on the Fund’s net assets and the fee is payable monthly in arrears.  The Registrar and Transfer Agent fee, which ranged between 0.018% and 0.02% of aggregate asset level, allocated to the Fund for the three and six months ended June 30, 2012 amounted to $15, 715 and $31,518, respectively, of which $16, 330 was payable to the Registrar and Transfer Agent as of June 30, 2012.

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

The Fund calculates the Net Asset Value per unit of each class of units as of the close of business on the last business day of each calendar month and such other dates as MLAI may determine in its discretion. The Fund’s “Net Asset Value” as of any calculation date will generally equal the value of the Fund’s account under the management of its trading advisor as of such date, plus any other assets held by the Fund, minus accrued sponsor’s, management and performance fees, trading liabilities, including brokerage commissions, any offering or operating costs, amortized organizational and initial offering costs and all other liabilities of the Fund. MLAI is authorized to make all Net Asset Value determinations.

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS A

	Jan.	Feb.	Mar.	Apr.	May	Jun.
2011	$1.5586	$1.5969	$1.5808	$1.6463	$1.5722	$1.5264
2012	$1.6554	$1.6864	$1.6534	$1.6608	$1.6683	$1.5887

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS C

	Jan.	Feb.	Mar.	Apr.	May	Jun.
2011	$1.4753	$1.5103	$1.4938	$1.5544	$1.4832	$1.4388
2012	$1.5513	$1.5790	$1.5468	$1.5525	$1.5582	$1.4826

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS D

	Jan.	Feb.	Mar.	Apr.	May	Jun.
2011	$1.7304	$1.7751	$1.7593	$1.8345	$1.7542	$1.7052
2012	$1.8656	$1.9028	$1.8679	$1.8787	$1.8895	$1.8016

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS I

	Jan.	Feb.	Mar.	Apr.	May	Jun.
2011	$1.5939	$1.6336	$1.6176	$1.6852	$1.6099	$1.5635
2012	$1.6997	$1.7320	$1.6987	$1.7069	$1.7152	$1.6338

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DS

	Jan.	Feb.	Mar.	Apr.	May	Jun.
2011	$1.7230	$1.7675	$1.7518	$1.8267	$1.7467	$1.6979
2012	$1.8577	$1.8947	$1.8600	$1.8707	$1.8815	$1.7939

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DT

	Jan.	Feb.	Mar.	Apr.	May	Jun.
2011	$1.7824	$1.8305	$1.8139	$1.8970	$1.8096	$1.7606
2012	$1.9372	$1.9790	$1.9412	$1.9537	$1.9664	$1.8737

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS M

	Jan.	Feb.	Mar.	Apr.	May	Jun.
2012	n/a	n/a	n/a	$1.0058	$1.0116	$0.9645

Liquidity and Capital Resources

The Fund does not engage in the sale of goods or services.  The Fund’s assets generally are its (i) equity in its trading accounts, consisting of cash (including restricted cash), and unrealized profit net of unrealized losses and (ii) interest receivable.    Because of the low margin deposits normally required in commodity futures trading relatively small price movements may result in substantial losses to the Fund.  While substantial losses could lead to a material decrease in liquidity, no such material losses occurred during the three or six months ended June 30, 2012 and there was no impact on the Fund’s liquidity.

The Fund’s capital consists of the capital contributions of the members as increased or decreased by profits or losses on trading, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the six months ended June 30, 2012, Fund capital increased 0.19% from $305,517,684 to $306,105,102.  This increase was attributable to the net loss from operations of $9,878,469 coupled with the redemption of 18,960,358 Redeemable Units resulting in an outflow of $33,231,814.  The cash outflow was offset with cash inflow of $43,697,701 due to subscriptions of 27,621,991 Units.  Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent months.

Critical Accounting Policies

Statement of Cash Flows

The Fund is not required to provide a Statement of Cash Flows.

Investments

All investments (including derivatives) are held for trading purposes.  Investments are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date.  Investments denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date.  Profits or losses are realized when contracts are liquidated.  Unrealized profits or losses on open contracts are included as a component of equity in commodity trading accounts on the Statements of Financial Condition.  Realized profits or losses and any change in net unrealized profits or losses from the preceding period are reported in the Statements of Operations.

Cash and Cash Equivalents

The Fund considers all highly liquid investments, with a maturity of three months or less when acquired, to be cash equivalents. As of June 30, 2012 the Fund holds no cash equivalents. Cash was held at a nationally recognized financial institution.

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  For more information on our treatment of fair value, see Note 3, Fair Value of Investments.

Futures Contracts

The Fund trades exchange listed futures contracts.  A listed futures contract is a firm commitment to buy or sell a standardized quantity of an underlying asset over a specified duration.  The Fund buys and sells contracts based on indices of financial assets such as stocks, domestic and global stock indices, as well as contracts on various physical commodities. Prices paid or received on these contracts are determined by the ask or bid provided by the exchanges

on which they are traded.   Contracts may be settled in physical form or cash settled depending upon the contract.  Upon the execution of a trade, margin requirements determine the amount of cash that must be on deposit to secure the transaction.  These amounts are considered restricted cash on the Fund’s Statements of Financial Condition. Contracts are priced daily by the Fund and the profit or loss based on the daily mark to market are recorded as unrealized profits.  When the contract is closed, the Fund records a realized profit or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed.  Because transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded, credit exposure is limited.  Realized profits (losses), net and changes in unrealized profits (losses), net on futures contracts are included in the Statements of Operations.  The Fund also trades futures contracts on the London Metals Exchange (LME).  The valuation pricing for LME contracts is based on action of a committee that incorporates prices from the most liquid trading sessions of the day and can also rely on other inputs such as supply and demand factors and bid and asks from open outcry sessions.

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

Results of Operations

January 1, 2012 to June 30,  2012

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

April 1, 2012 to June 30, 2012

The Fund experienced a net trading loss of $10,306,883 before brokerage commissions and related fees in the second quarter of 2012. The Fund’s profits were primarily attributable to the interest rates, metals and the agriculture sectors posting profits. The currency, energy and stock indices sectors posted losses.

The interest rate sector posted profits to the Fund.  Profits were posted to the Fund at the beginning of the quarter as fixed income advanced, leading to gains from the trading program’s long bond and interest rate positions.  Profits were posted to the Fund in the middle of the quarter as the central bank action also drove the trading program’s positive performance in fixed income. The Reserve Bank of Australia signaled the possibility of further rate cuts, thus driving the prices of Australian fixed income higher and benefiting the trading program’s long positioning. Losses were posted to the Fund at the end of the quarter as fixed income sectors contributed negatively with losses dominated by long positions in German government bonds. U.S. Treasuries also declined following the U.S. Federal Reserve’s decision to extend ‘Operation Twist’ rather than provide a more aggressive form of easing.

The metals sector posted profits to the Fund. Losses were posted to the Fund at the beginning of the quarter which reversed in the middle of the quarter. The metals contributed positively to performance in May with gains being derived from short positions across both industrial and precious metals as prices declined with the general sell off in risky assets. Losses were posted to the Fund at the end of the quarter. The metal prices rose over the month of June resulting in losses for the trading program.

The agriculture sector posted profits to the Fund.  Profits were posted to the Fund at the beginning of the quarter with gains coming in particular from long positions in the soy complex as news of strong demand, combined with poor weather in South America, pushed prices higher. Losses were posted to the Fund in the middle through the end of the quarter as losses sustained from the net short position in the sector were lessened by long positions held in the soy complex which gained as news of low soil-moisture levels in the U.S. drove grain prices higher.

The currency sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the quarter as the trading program’s long position in U.S. dollar/Japanese yen made losses as the U.S. dollar fell following a weaker-than-expected U.S. Gross Domestic Product growth figure towards the end of the month. Losses were posted to the Fund in the middle of the quarter as the short U.S. dollar exposure was significantly reduced and switched to long towards the end of the month. Losses were posted to the Fund at the end of the quarter as the U.S. dollar declined, resulting in losses for the trading program. Gains made from the Euro based cross pairs currencies such as the Swedish Krona, Polish Zloty and Hungarian Forint continued to be supported by Eurozone uncertainty were not enough to overcome the losses from the trading program’s short Euro position against the U.S. dollar.

The energy sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the quarter. Oil markets fell as the International Energy Agency gave signs that the oil supply and demand in balance has started to ease, while talks between Iran and the West progressed. Losses were posted to the Fund in the middle of the quarter. Oil prices were further pushed downwards by increasing inventories in the U.S. and a potential increase in supply by Saudi Arabia. Natural gas experienced a strong rally following short covering to the detriment of the trading program’s short positioning. Losses were posted to the Fund at the end of the quarter as natural gas prices surged following reports of smaller than expected inventories and above average temperatures in the U.S. The trading program’s losses from natural gas were slightly offset by gains from short positions in crude oil as prices declined following weak U.S. and European employment data.

The stock indices sector posted losses to the Fund.  Losses were posted to the Fund at the beginning of the quarter. Japanese stock indices fell sharply, and in an effort to boost Japan’s economy the Bank of Japan expanded its asset purchase program.  Losses were posted to the Fund in the middle of the quarter. Risk aversion dominated markets following poor U.S. labor market data at the start of the month, increasing concerns about Greece exiting the Euro and the health of banks in Spain. Equity markets sold off and the U.S. dollar strengthened. The trading program responded to these sharp reversals and switched to a net short position in stock indices by the middle of the month. Losses were posted to the Fund at the end of the quarter. The majority of June’s losses occurred on the last trading day as European leaders agreed to ease repayment rules for Spanish banks and help reduce Italy’s borrowing costs. Broadly, June was characterized by a return of risk appetite amid expectations that central banks would act to help spur growth.

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

The Fund’s risk exposure in the various market sectors traded by Aspect is quantified below in terms of Value at Risk.  Due to the Fund’s fair value accounting, any loss in the fair value of the Fund’s open positions is directly reflected in the Fund’s earnings (realized or unrealized) and cash flow (in the case of exchange-traded contracts in which profits and losses on open positions are cash settled daily through variation margin).

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Fund’s open positions by market category for the fiscal period. For the six months ended June 30, 2012 and 2011, the Fund’s average Month-end Net Asset Value was approximately $310,127,822 and $288,093,709, respectively.

June 30, 2012

	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Agriculture	$7,610,890	2.45%	$8,773,514	$6,251,140
Currencies	653,991	0.21%	929,017	428,075
Energy	4,794,170	1.55%	5,918,228	3,604,133
Interest Rates	3,636,548	1.17%	4,606,010	2,634,393
Metals	1,470,583	0.47%	2,363,094	734,799
Stock Indices	9,983,208	3.22%	10,956,258	8,945,358

Total	$28,149,390	9.07%	$33,546,121	$22,597,898

June 30, 2011

	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Agriculture	$26,718	0.01%	$28,529	$24,521
Currencies	5,526,901	1.92%	6,686,254	4,525,303
Energy	7,011,732	2.43%	8,868,278	5,026,583
Interest Rates	2,741,495	0.95%	5,677,875	73,520
Metals	1,568,318	0.54%	2,449,032	776,799
Stock Indices	2,695,762	0.94%	3,871,846	1,534,744

Total	$19,570,926	6.79%	$27,581,814	$11,961,470

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

Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Fund’s market risk exposures -- except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Fund manages its primary market risk exposures -- constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Fund’s primary market risk exposures as well as the strategies used and to be used by MLAI and Aspect for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Fund’s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Fund. There can be no assurance that the Fund’s current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term. Investors must be prepared to lose all or substantially all of the time value of their investment in the Fund.

The following were the primary trading risk exposures of the Fund as of June 30, 2012, by market sector.

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

Agricultural Commodities

The Fund’s primary agricultural commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Soybeans, grains, livestock, cocoa and coffee accounted for the substantial bulk of the Fund’s agricultural commodities exposure as of June 30, 2012.

Energy

The Fund’s primary energy market exposure is to natural gas and crude oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Fund as of June 30, 2012.

Foreign Currency Balances

The Fund’s primary foreign currency balances are in Hong Kong dollar and Australian dollar.

U.S. Dollar Cash Balance

The Fund holds U.S. dollars in cash at MLPF&S and MLIB. The Fund has immaterial cash flow interest rate risk on its cash on deposit with MLPF&S in that declining interest rates would cause the income from such cash to decline.

Item 4. Controls and Procedures

MLAI, the Sponsor of Aspect FuturesAccess LLC, with the participation of the Sponsor’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934) with respect to the Fund as of the end of the period covered by this quarterly report, and, based on this evaluation, has concluded that these disclosure controls and procedures are effective.  No change in internal control over financial reporting (in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act of 1934) occurred during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

CLASS A

	Subscription
	Amount	Units	NAV (1)
Jan-12	$1,521,792	927,639	$1.6405
Feb-12	1,037,706	626,861	1.6554
Mar-12	829,806	492,058	1.6864
Apr-12	1,406,195	850,487	1.6534
May-12	1,670,980	1,006,130	1.6608
Jun-12	1,271,738	762,295	1.6683
Jul-12	1,077,788	678,408	1.5887

CLASS C

	Subscription
	Amount	Units	NAV (1)
Jan-12	$4,980,450	3,237,001	$1.5386
Feb-12	2,874,523	1,852,977	1.5513
Mar-12	7,447,676	4,716,704	1.5790
Apr-12	5,591,076	3,614,608	1.5468
May-12	4,460,932	2,873,386	1.5525
Jun-12	5,523,420	3,544,745	1.5582
Jul-12	8,996,354	6,067,958	1.4826

CLASS D

	Subscription
	Amount	Units	NAV (1)
Jan-12	$—	—	$1.8464
Feb-12	—	—	1.8656
Mar-12	—	—	1.9028
Apr-12	750,000	401,520	1.8679
May-12	750,000	399,213	1.8787
Jun-12	—	—	1.8895
Jul-12	1,442,751	800,817	1.8016

CLASS I

	Subscription
	Amount	Units	NAV (1)
Jan-12	$179,997	106,899	$1.6838
Feb-12	96,371	56,699	1.6997
Mar-12	277,311	160,111	1.7320
Apr-12	987,423	581,281	1.6987
May-12	1,299,204	761,149	1.7069
Jun-12	206,100	120,161	1.7152
Jul-12	147,530	90,299	1.6338

CLASS DS

	Subscription
	Amount	Units	NAV (1)
Jan-12	$—	—	$1.8386
Feb-12	—	—	1.8577
Mar-12	—	—	1.8947
Apr-12	—	—	1.8600
May-12	—	—	1.8707
Jun-12	—	—	1.8815
Jul-12	2,887,420	1,609,577	1.7939

CLASS DT

	Subscription
	Amount	Units	NAV (1)
Jan-12	$—	—	$1.9154
Feb-12	—	—	1.9372
Mar-12	—	—	1.9790
Apr-12	—	—	1.9412
May-12	—	—	1.9537
Jun-12	—	—	1.9664
Jul-12	—	—	1.8737

CLASS M

	Subscription
	Amount	Units	NAV (1)
Jan-12	$—	—	$—
Feb-12	—	—	—
Mar-12	—	—	—
Apr-12	75,000	75,000	1.0000
May-12	60,000	59,654	1.0058
Jun-12	400,000	395,413	1.0116
Jul-12	594,000	615,863	0.9645

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

Item 6.                               Exhibits

The following exhibits are filed herewith to this Quarterly Report on Form 10-Q:

31.01 and

31.02           Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01

and 31.02:   Are filed herewith.

32.01 and

32.02           Section 1350 Certifications

Exhibit 32.01

and 32.02      Are filed herewith.

Exhibit 101   Are filed herewith.

The following materials from the Fund’s quarterly Report on Form 10-Q for the three and six month periods ended June 30, 2012 formatted in XBRL (Extensible Business Reporting Language): ( i ) Statements of Financial Condition (ii) Statements of Operations (iii) Statements of  Changes in Members’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text. (1)

(1)  These interactive data files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASPECT FUTURESACCESS LLC
.

	By:	MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(Manager)

Date: August 14, 2012	By:	/s/ DEANN MORGAN
Deann Morgan
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 14, 2012	By:	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial and Accounting Officer)