Form 10-Q
period 2012-09-30
Aspect FuturesAccess LLC
filed 2012-11-14
CIK 1309132

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of September 30, 2012, 195,778,019 units of limited liability company interest were outstanding.

ASPECT FUTURESACCESS LLC

QUARTERLY REPORT FOR SEPTEMBER 30, 2012 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

ASPECT FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	September 30,	December 31,
	2012	2011
ASSETS:
Equity in commodity trading accounts:
Cash (including restricted cash of $30,504,474 for 2012 and $30,647,830 for 2011)	$308,843,540	$323,132,681
Net unrealized profit on open futures contracts	2,996,258	7,062,706
Net unrealized profit on open forwards contracts	727,213	405,685
Cash	556,833	333,335
Other assets	1,105	—

TOTAL ASSETS	$313,124,949	$330,934,407

LIABILITIES AND MEMBERS’ CAPITAL:
LIABILITIES:

Brokerage commissions payable	$39,044	$10,433
Sponsor and Advisory fees payable	868,040	4,716,412
Redemptions payable	6,373,890	20,179,950
Net unrealized loss on open futures contracts	5,064,233	264,343
Net unrealized loss on open forwards contracts	—	78,075
Other liabilities	367,830	167,510

Total liabilities	12,713,037	25,416,723

MEMBERS’ CAPITAL:
Members’ Interest (195,778,019 Units and 182,013,494 Units)	300,411,912	305,517,684
Total members’ capital	300,411,912	305,517,684

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$313,124,949	$330,934,407

NET ASSET VALUE PER UNIT:
(Based on 195,778,019 and 182,013,494 Units outstanding; unlimited Units authorized)

Class A	$1.5299	$1.6405
Class C	$1.4241	$1.5386
Class D	$1.7414	$1.8464
Class I	$1.5750	$1.6838
Class DS	$1.7340	$1.8386
Class DT	$1.8134	$1.9154
Class M	$0.9323	$—

See notes to financial statements.

ASPECT FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	September 30,	September 30,	September 30,	September 30,
	2012	2011	2012	2011
TRADING PROFIT (LOSS):

Realized, net	$(14,832,755)	$27,441,012	$(3,733,326)	$35,976,489
Change in unrealized, net	6,399,755	5,174,659	(8,466,735)	(8,198,349)
Brokerage commissions	(231,662)	(176,505)	(645,339)	(519,283)

Total trading profit (loss), net	(8,664,662)	32,439,166	(12,845,400)	27,258,857

INVESTMENT INCOME (LOSS):
Interest, net	(8,708)	31,854	1,772	25,219

EXPENSES:
Management fee	1,562,974	1,543,447	4,666,417	4,373,430
Sponsor fee	1,141,290	859,961	3,301,902	2,319,602
Performance fee	4,456	4,315,238	19,461	4,330,569
Other	237,799	152,233	666,950	450,615
Total expenses	2,946,519	6,870,879	8,654,730	11,474,216

NET INVESTMENT INCOME (LOSS)	(2,955,227)	(6,839,025)	(8,652,958)	(11,448,997)

NET INCOME (LOSS)	$(11,619,889)	$25,600,141	$(21,498,358)	$15,809,860

NET INCOME (LOSS) PER UNIT:

Weighted average number of Units outstanding
Class A	21,100,347	14,335,802	19,349,694	16,311,652
Class C	105,130,626	57,352,485	98,018,265	67,516,057
Class D	6,626,695	6,256,747	5,719,975	7,044,649
Class I	9,737,908	5,559,296	10,696,218	7,734,690
Class DS	39,613,290	58,259,026	41,396,130	58,155,198
Class DT	15,286,510	30,312,007	16,234,151	23,089,465
Class M*	2,604,033	—	1,425,304	—

Net income (loss) per weighted average Unit
Class A	$(0.0620)	$0.0915	$(0.1238)	$0.0803
Class C	$(0.0581)	$0.0844	$(0.1226)	$0.0665
Class D	$(0.0620)	$0.1075	$(0.1205)	$0.1022
Class I	$(0.0438)	$0.0960	$(0.0942)	$0.0668
Class DS	$(0.0577)	$0.1067	$(0.0897)	$0.1042
Class DT	$(0.0592)	$0.0983	$(0.0908)	$0.1178
Class M*	$(0.0666)	$—	$(0.1384)	$—

* Units issued on April 1, 2012

See notes to financial statements.

ASPECT FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(unaudited) (in Units)

	Members’ Capital December 31, 2010	Subscriptions	Redemptions	Members’ Capital September 30, 2011	Members’ Capital December 31, 2011	Subscriptions	Redemptions	Members’ Capital September 30, 2012
Class A	14,518,670	5,058,832	(5,049,180)	14,528,322	16,360,228	7,204,033	(2,028,448)	21,535,813
Class C	59,323,819	21,431,355	(5,787,160)	74,968,014	85,475,661	29,573,386	(12,623,317)	102,425,730
Class D	6,256,747	2,202,198	(54,759)	8,404,186	4,932,784	1,878,634	—	6,811,418
Class I	6,130,636	6,159,087	(2,650,387)	9,639,336	10,690,500	2,003,822	(3,647,038)	9,047,284
Class DS	59,087,316	846,307	(7,536,291)	52,397,332	46,734,768	1,609,577	(10,654,163)	37,690,182
Class DT	25,243,355	—	(5,079,077)	20,164,278	17,819,553	—	(2,949,739)	14,869,814
Class M*	—	—	—	—	—	3,397,778	—	3,397,778

Total Members’ Units	170,560,543	35,697,779	(26,156,854)	180,101,468	182,013,494	45,667,230	(31,902,705)	195,778,019

Class A	10,319	—	—	10,319	—	—	—	—
Class C	10,328	—	—	10,328	—	—	—	—

Total Sponsor’s Units	20,647	—	—	20,647	—	—	—	—

* Units issued on April 1, 2012

See notes to financial statements.

ASPECT FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(unaudited)

	Members’ Capital December 31, 2010	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital September 30, 2011	Members’ Capital December 31, 2011	Subscriptions	Redemptions	Net Income (Loss)	Members' Capital September 30, 2012
Class A	$22,955,242	$8,103,885	$(8,293,178)	$1,308,217	$24,074,166	$26,838,790	$11,802,027	$(3,298,389)	$(2,395,452)	$32,946,976
Class C	88,856,777	32,179,874	(8,719,628)	4,486,185	116,803,208	131,513,252	45,370,768	(18,998,937)	(12,018,833)	145,866,250
Class D	10,968,679	4,023,599	(96,338)	720,056	15,615,996	9,108,026	3,442,751	—	(689,269)	11,861,508
Class I	9,909,054	10,256,383	(4,304,360)	516,805	16,377,882	18,000,337	3,404,213	(6,147,603)	(1,007,865)	14,249,082
Class DS	103,143,351	1,483,646	(13,739,629)	6,057,433	96,944,801	85,925,338	2,887,420	(19,742,526)	(3,715,255)	65,354,977
Class DT	45,566,638	—	(9,443,359)	2,719,471	38,842,750	34,131,941	—	(5,692,138)	(1,474,385)	26,965,418
Class M*	—	—	—	—	—	—	3,365,000	—	(197,299)	3,167,701

Total Members’ Interest	$281,399,741	$56,047,387	$(44,596,492)	$15,808,167	$308,658,803	$305,517,684	$70,272,179	$(53,879,593)	$(21,498,358)	$300,411,912

Class A	$16,186	$—	$—	$926	$17,112	$—	$—	$—	$—	$—
Class C	15,446	—	—	767	16,213	—	—	—	—	—

Total Sponsor’s Interest	$31,632	$—	$—	$1,693	$33,325	$—	$—	$—	$—	$—

Total Members’ Capital	$281,431,373	$56,047,387	$(44,596,492)	$15,809,860	$308,692,128	$305,517,684	$70,272,179	$(53,879,593)	$(21,498,358)	$300,411,912

* Units issued on April 1, 2012

See notes to financial statements.

ASPECT FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class DS	Class DT	Class M*
Per Unit Operating Performance:

Net asset value, beginning of period	$1.5887	$1.4826	$1.8016	$1.6338	$1.7939	$1.8737	$0.9645

Net realized and net change in unrealized trading profit (loss)	(0.0425)	(0.0396)	(0.0484)	(0.0438)	(0.0482)	(0.0504)	(0.0259)
Brokerage commissions	(0.0012)	(0.0011)	(0.0013)	(0.0012)	(0.0013)	(0.0014)	(0.0007)
Interest income	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0001)	(0.0000)
Expenses	(0.0151)	(0.0178)	(0.0105)	(0.0138)	(0.0104)	(0.0084)	(0.0056)

Net asset value, end of period	$1.5299	$1.4241	$1.7414	$1.5750	$1.7340	$1.8134	$0.9323

Total Return: (a)

Total return before Performance fees	-3.71%	-3.95%	-3.34%	-3.61%	-3.34%	-3.22%	-3.34%
Performance fees	-0.01%	-0.01%	-0.01%	-0.01%	-0.01%	-0.01%	-0.01%
Total return after Performance fees	-3.72%	-3.96%	-3.35%	-3.62%	-3.35%	-3.23%	-3.35%

Ratios to Average Members’ Capital: (b)

Expenses (excluding Performance fees)	0.95%	1.20%	0.57%	0.85%	0.57%	0.45%	0.57%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Expenses (including Performance fees)	0.95%	1.20%	0.57%	0.85%	0.57%	0.45%	0.57%

Net investment income (loss)	-0.95%	-1.20%	-0.58%	-0.85%	-0.58%	-0.45%	-0.58%

(a) The total return calculations are based on compounded monthly returns and are calculated for each class taken as a whole. An individual member’s return may vary from these returns based on timing of capital transactions.

(b) The ratio to average members’ capital have been annualized.  The total return is not annualized.

* Units issued on April 1, 2012

See notes to financial statements.

ASPECT FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class DS	Class DT	Class M*
Per Unit Operating Performance:

Net asset value, beginning of period	$1.6405	$1.5386	$1.8464	$1.6838	$1.8386	$1.9154	$1.0000

Net realized and net change in unrealized trading profit (loss)	(0.0607)	(0.0563)	(0.0693)	(0.0625)	(0.0690)	(0.0724)	(0.0578)
Brokerage commissions	(0.0033)	(0.0031)	(0.0037)	(0.0034)	(0.0037)	(0.0039)	(0.0014)
Interest income	0.0000	0.0000	0.0000	0.0000	0.0000	0.0000	0.0000
Expenses	(0.0466)	(0.0551)	(0.0320)	(0.0429)	(0.0319)	(0.0257)	(0.0085)

Net asset value, end of period	$1.5299	$1.4241	$1.7414	$1.5750	$1.7340	$1.8134	$0.9323

Total Return: (a)

Total return before Performance fees	-6.77%	-7.47%	-5.71%	-6.49%	-5.71%	-5.36%	-7.06%
Performance fees	-0.04%	-0.04%	-0.04%	-0.04%	-0.04%	-0.02%	0.26%
Total return after Performance fees	-6.81%	-7.51%	-5.75%	-6.53%	-5.75%	-5.38%	-6.80%

Ratios to Average Members’ Capital: (b)

Expenses (excluding Performance fees)	2.83%	3.58%	1.71%	2.53%	1.71%	1.33%	1.14%
Performance fees	0.01%	0.01%	0.01%	0.01%	0.01%	0.00%	-0.28%
Expenses (including Performance fees)	2.84%	3.59%	1.72%	2.54%	1.72%	1.33%	0.86%

Net investment income (loss)	-2.84%	-3.59%	-1.72%	-2.54%	-1.72%	-1.33%	-0.86%

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

Merrill Lynch Alternative Investments LLC (“MLAI” or the “Sponsor”) is the Sponsor of the Fund. MLAI is an indirect wholly-owned subsidiary of Bank of America Corporation. Bank of America Corporation and its affiliates are sometimes referred to herein as “BAC”. Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”) is currently the exclusive futures clearing broker for the Fund. The Sponsor may select other parties as futures clearing broker(s). Merrill Lynch International Bank Ltd. (“MLIB”) is the primary foreign exchange (“F/X”) forward prime broker for the Fund. The Sponsor may select other parties as F/X or other over-the-counter (“OTC”) prime brokers, including Bank of America N.A. (“BANA”).  MLPF&S, MLIB and BANA are BAC affiliates.

FuturesAccess offers investors the opportunity to allocate and reallocate capital among a number of managed futures and other commodity trading advisors collectively employing different technical, fundamental, systematic and/or discretionary trading strategies or to those fund of funds for which MLAI allocates capital to a number of trading advisors.

Effective September 30, 2012, the Sponsor adopted an Amendment to the Fund’s Operating Agreement (the “Amendment”).  The Amendment revised the Fund’s Operating Agreement with respect to the following, among other things:

I.                Providing that an investor will be entitled to redeem all or part of such investor’s Units effective as of (a) the 15th calendar day of each month and/or (b) the last calendar day of each month (each, a redemption date), upon providing oral or written notice by the “Subscription/Redemption Notice Date,” which is eight business days prior to the 1st and 16th  of every month; provided that the Sponsor, at any time in its discretion, may discontinue allowing redemptions as of the 15th calendar day of each month on a going forward basis.

II.           Providing that the Sponsor may admit new investors as of the 1st and 16th calendar day of each month, or as of such other times as the Sponsor may deem appropriate.

III.      Providing that operating expenses will be allocated among the Units pro rata based on their respective Net Asset Values as of the beginning of the relevant accounting period.

IV.       Permitting the Sponsor to adjust the allocation and other provisions of the Operating Agreement as to reflect the ability of investors to subscribe and redeem on a semi-monthly basis.

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

In the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of the Fund as of  September 30, 2012 and December 31, 2011 and the results of its operations for the three and nine months ended September 30, 2012 and 2011.  However, the operating results for the interim periods may not be indicative of the results for the full year.

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

2.              CONDENSED SCHEDULES OF INVESTMENTS

The Fund’s investments, defined as net unrealized profit (loss) on open contracts on the Statements of Financial Condition, as of September 30, 2012 and December 31, 2011 are as follows:

September 30, 2012

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts / Notional	Profit (Loss)	Members’ Capital	Contracts / Notional	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	787	$(140,583)	-0.05%	(1,146)	$(276,527)	-0.09%	$(417,110)	-0.14%	November 2012 - February 2013
Currencies	9,009,147,250	181,425	0.06%	(1,329,809,373)	521,644	0.17%	703,069	0.23%	December 2012
Energy	347	101,018	0.03%	(235)	(92,320)	-0.03%	8,698	0.00%	October 2012 - November 2012
Interest rates	8,577	2,817,335	0.94%	(560)	(188,822)	-0.06%	2,628,513	0.88%	December 2012 - March 2015
Metals	1,310	5,096,447	1.70%	(1,105)	(6,852,915)	-2.28%	(1,756,468)	-0.58%	December 2012 - January 2013
Stock indices	3,624	(2,418,092)	-0.80%	(168)	(89,372)	-0.03%	(2,507,464)	-0.83%	October 2012 - December 2012

Total, net		$5,637,550	1.88%		$(6,978,312)	-2.32%	$(1,340,762)	-0.44%

December 31, 2011

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts / Notional	Profit (Loss)	Members’ Capital	Contracts / Notional	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	26	$5,068	0.00%	(1,531)	$(25,648)	-0.01%	$(20,580)	-0.01%	February 2012 - March 2012
Currencies	1,147,058,631	426,778	0.14%	(829,072,077)	(62,779)	-0.02%	363,999	0.12%	March 2012
Energy	261	189,602	0.06%	(790)	1,942,121	0.64%	2,131,723	0.70%	January 2012 - February 2012
Interest rates	11,260	5,139,777	1.68%	(359)	(17,873)	-0.01%	5,121,904	1.67%	March 2012 - June 2014
Metals	194	(1,296,137)	-0.42%	(509)	135,362	0.04%	(1,160,775)	-0.38%	February 2012 - March 2012
Stock indices	316	146,111	0.05%	(1,293)	543,591	0.18%	689,702	0.23%	January 2012 - March 2012

Total, net		$4,611,199	1.51%		$2,514,774	0.82%	$7,125,973	2.33%

No individual contract’s unrealized profit or loss comprised greater than 5% of Members’ Capital as of September 30, 2012 and December 31, 2011.

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

Exchange traded investments are fair valued by the Fund by using the reported closing price on the primary exchange where such investments are traded.  These closing prices are observed through the clearing broker and third party pricing services. For non-exchange traded investments, quoted values and other data provided by nationally recognized independent pricing sources are used as inputs into its process for determining fair values.

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

The Fund’s net unrealized profit (loss) on open forward and futures contracts, by the above fair value hierarchy levels, as of September 30, 2012 and December 31, 2011 are as follows:

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Futures
Long	$5,444,163	$2,246,231	$3,197,932	$—
Short	(7,512,138)	(659,223)	(6,852,915)	—
	(2,067,975)	1,587,008	(3,654,983)	—

Forwards
Long	193,387	—	193,387	—
Short	533,826	—	533,826	—
	727,213	—	727,213	—

September 30, 2012	$(1,340,762)	$1,587,008	$(2,927,770)	$—

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Futures
Long	$4,205,514	$4,449,071	$(243,557)	$—
Short	2,592,849	2,457,487	135,362	—
	6,798,363	6,906,558	(108,195)	—

Forwards
Long	405,685	—	405,685	—
Short	(78,075)	—	(78,075)	—
	327,610	—	327,610	—

December 31, 2011	$7,125,973	$6,906,558	$219,415	$—

The Fund’s volume of trading forwards and futures as of the nine month period and year ended September 30, 2012 and December 31, 2011, respectively, are representative of the activity throughout these periods. There were no transfers to or from any level during the three or nine month periods ended September 30, 2012.

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

The following table indicates the trading profits and losses, before brokerage commissions, by commodity industry sector, on derivative instruments for each of the three and nine month periods ended September 30, 2012 and 2011:

	For the three months ended	For the nine months ended
	September 30, 2012	September 30, 2012
Commodity Industry	profit (loss)	profit (loss)
Sector	from trading, net	from trading, net

Agriculture	$522,539	$72,377
Currencies	2,694,294	(6,502,246)
Energy	(6,595,920)	(1,901,180)
Interest rates	3,004,015	14,254,321
Metals	(4,876,513)	(7,137,961)
Stock indices	(3,181,415)	(10,985,372)

Total, net	$(8,433,000)	$(12,200,061)

	For the three months ended	For the nine months ended
	September 30, 2011	September 30, 2011
Commodity Industry	profit (loss)	profit (loss)
Sector	from trading, net	from trading, net

Agriculture	$(4,869,724)	$(8,493,109)
Currencies	(4,939,825)	405,063
Energy	220,861	4,834,749
Interest rates	42,938,821	38,931,617
Metals	(1,647,482)	(3,221,996)
Stock indices	913,020	(4,678,184)

Total, net	$32,615,671	$27,778,140

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

The Fund, in its normal course of business, enters into various contracts, with MLPF&S acting as its futures clearing broker and MLIB as its foreign currency forward counterpart.  Pursuant to the arrangements with MLPF&S and MLIB (which each includes a netting arrangement), to the extent that such trading results in receivables from and payables to MLPF&S or MLIB, respectively, the receivables and payables are offset and reported as unrealized profit or loss on open futures contracts for MLPF&S and as unrealized profit or loss on forward contracts for MLIB on the Statements of Financial Condition.

Indemnifications

In the normal course of business, the Fund has entered, or may in the future enter into agreements that obligate the Fund to indemnify third parties, including affiliates of the Fund, for breach of certain representations and warranties made by the Fund. No claims have actually been made with respect to such indemnities and any quantification would involve hypothetical claims that have not been made. Based on the Fund’s experience, MLAI expects the risk of loss to be remote and, therefore, no provision has been recorded.

5.              RELATED PARTY TRANSACTIONS

MLAI and the Fund have entered into a transfer agency and investor services agreement with Financial Data Services, Inc. (the “Registrar and Transfer Agent”), a wholly-owned subsidiary of BAC and affiliate of   MLAI.  The Registrar and Transfer Agent performs  the transfer agent and investor services functions for the Fund.  The agreement with the Registrar and Transfer Agent calls for a fee to be paid based on the collective net asset of funds managed or sponsored by MLAI with the minimum annual fee of $2,700,000.  The fee rate ranges from 0.016% to 0.02% based on aggregate net assets.  MLAI allocates the Registrar and Transfer Agent fees to each of the managed/sponsored funds on a monthly basis based on the Fund’s net assets and the fee is payable monthly in arrears.  The Registrar and Transfer Agent fee, which ranged between 0.018% and 0.02% of aggregate asset level, allocated to the Fund for the three and nine months ended September 30, 2012 amounted to $15,445 and $46,963, respectively, of which $16,418 was payable to the Registrar and Transfer Agent as of September 30, 2012.

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

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS A

	Jan.	Feb.	Mar.	Apr.	May	Jun.	Jul.	Aug.	Sept.
2011	$1.5586	$1.5969	$1.5808	$1.6463	$1.5722	$1.5264	$1.6323	$1.6563	$1.6571
2012	$1.6554	$1.6864	$1.6534	$1.6608	$1.6683	$1.5887	$1.6362	$1.5873	$1.5299

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS C

	Jan.	Feb.	Mar.	Apr.	May	Jun.	Jul.	Aug.	Sept.
2011	$1.4753	$1.5103	$1.4938	$1.5544	$1.4832	$1.4388	$1.5373	$1.5587	$1.5580
2012	$1.5513	$1.5790	$1.5468	$1.5525	$1.5582	$1.4826	$1.5257	$1.4788	$1.4241

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS D

	Jan.	Feb.	Mar.	Apr.	May	Jun.	Jul.	Aug.	Sept.
2011	$1.7304	$1.7751	$1.7593	$1.8345	$1.7542	$1.7052	$1.8258	$1.8550	$1.8581
2012	$1.8656	$1.9028	$1.8679	$1.8787	$1.8895	$1.8016	$1.8578	$1.8045	$1.7414

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS I

	Jan.	Feb.	Mar.	Apr.	May	Jun.	Jul.	Aug.	Sept.
2011	$1.5939	$1.6336	$1.6176	$1.6852	$1.6099	$1.5635	$1.6725	$1.6978	$1.6991
2012	$1.6997	$1.7320	$1.6987	$1.7069	$1.7152	$1.6338	$1.6833	$1.6335	$1.5750

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DS

	Jan.	Feb.	Mar.	Apr.	May	Jun.	Jul.	Aug.	Sept.
2011	$1.7230	$1.7675	$1.7518	$1.8267	$1.7467	$1.6979	$1.8180	$1.8471	$1.8502
2012	$1.8577	$1.8947	$1.8600	$1.8707	$1.8815	$1.7939	$1.8499	$1.7968	$1.7340

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DT

	Jan.	Feb.	Mar.	Apr.	May	Jun.	Jul.	Aug.	Sept.
2011	$1.7824	$1.8305	$1.8139	$1.8970	$1.8096	$1.7606	$1.8894	$1.9222	$1.9263
2012	$1.9372	$1.9790	$1.9412	$1.9537	$1.9664	$1.8737	$1.9331	$1.8783	$1.8134

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS M

	Jan.	Feb.	Mar.	Apr.	May	Jun.	Jul.	Aug.	Sept.
2012	n/a	n/a	n/a	$1.0058	$1.0116	$0.9645	$0.9946	$0.9661	$0.9323

Liquidity and Capital Resources

The Fund does not engage in the sale of goods or services.  The Fund’s assets generally are its (i) equity in its trading accounts, consisting of cash (including restricted cash), and unrealized profit net of unrealized losses and (ii) interest receivable.    Because of the low margin deposits normally required in commodity futures trading relatively small price movements may result in substantial losses to the Fund.  While substantial losses could lead to a material decrease in liquidity, no such material losses occurred during the three or nine months ended September 30, 2012 and there was no impact on the Fund’s liquidity.

The Fund’s capital consists of the capital contributions of the members as increased or decreased by profits or losses on trading, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2012, Fund capital decreased 1.67% from $305,517,684 to $300,411,912. This decrease was attributable to the net loss from operations of $21,498,358 coupled with the redemption of 31,902,705 Redeemable Units resulting in an outflow of $53,879,593.  The cash outflow was offset with cash inflow of $70,272,179 due to subscriptions of 45,667,230 Units.  Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent months.

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

Cash and Cash Equivalents

The Fund considers all highly liquid investments, with a maturity of three months or less when acquired, to be cash equivalents. As of September 30, 2012 the Fund holds no cash equivalents. Cash was held at a nationally recognized financial institution.

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  For more information on the Fund’s  treatment of fair value, see Note 3, Fair Value of Investments.

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

The Fund follows the ASC guidance on accounting for uncertainty in income taxes.  This guidance provides how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements.  This guidance also requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Fund’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority.  Tax positions with respect to tax at the Fund level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year.  MLAI has analyzed the Fund’s tax positions and has concluded that no provision for income tax is required in the Fund’s financial statements.  The following is the major tax jurisdiction for the Fund and the earliest tax year subject to examination: United States — 2009.

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

Results of Operations

January 1, 2012 to September 30,  2012

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

July 1, 2012 to September 30, 2012

The Fund experienced a net trading loss of $8,433,000 before brokerage commissions and related fees in the third quarter of 2012. The Fund’s profits were primarily attributable to the interest rates, currencies and the agriculture sectors posting profits. The stock indices, metals and energy sectors posted losses.

The interest rate sector posted profits to the Fund. Profits were posted to the Fund at the beginning of the quarter. The Bank of England extended their Quantitative Easing program while central banks in the Eurozone, China, Korea and South Africa cut rates in July. Accordingly, the trading program made gains across its long fixed income positions, except in Australia where the Reserve Bank surprised markets and kept rates on hold. Losses were posted to the Fund in the middle of the quarter. Increased optimism surrounding Euro zone issues, the prospect of further quantitative easing by global central banks and strong U.S. economic data helped boost risk appetite during the month of August. As a result, losses arose from the Fund’s long exposure to fixed income. Losses were posted to the Fund at the end of the quarter. In Europe, a ratification of the European Stability Mechanism by Germany and a strengthening of the pro-Euro political landscape helped increase risk appetite. As a result, the trading program generally incurred losses from long fixed income exposures.

The currency sector posted profits to the Fund. The trading program’s short Euro position, especially against the Swedish krona, made the currencies sector the top performer for the month of July. Losses were posted to the Fund in the middle of the quarter. The Euro also had a strong month, advancing against both the U.S.

dollar and the Japanese yen, causing further losses for the Fund. The weakening Australian dollar and strengthening Swiss franc also led to negative performance from the trading program’s positioning in these currencies relative to the U.S. dollar. Losses were posted to the Fund at the end of the quarter. The U.S. dollar depreciated in the middle of September, as the U.S. Federal Reserve initiated an open-ended quantitative easing program, thus benefiting the trading program’s short exposures especially against the New Zealand and Singapore dollar. However, some of these currency gains were offset by losses from a stronger Euro where the trading program held a net short exposure.

The agriculture sector posted profits to the Fund.  Profits were posted to the Fund at the beginning of the quarter. The impact of the worst U.S. drought in more than half a century pushed soy prices higher, to the benefit of the Fund’s long positions.  Profits were posted to the Fund in the middle of the quarter. The impact of the worst U.S. drought in more than half a century pushed soy prices higher, to the benefit of the trading program’s long positions. Short positions in sugar also made gains as prices fell due to declining demand from India and an acceleration of harvesting in Brazil. Losses were posted to the Fund at the end of the quarter as the established trends in grains such as soy and corn reversed following improved conditions for the new planting season.

The stock indices sector posted losses to the Fund.  Losses were posted to the Fund at the beginning of the quarter through the middle of the quarter. Increased optimism surrounding Euro zone issues, the prospect of further quantitative easing by global central banks and stronger U.S. economic data helped boost risk appetite during the month of August.  As a result, losses arose from the trading program’s long exposure to fixed income and the remaining short positions within the stock indices sector. Losses were posted to the Fund at the end of the quarter. In Europe, a ratification of the European Stability Mechanism by Germany and a strengthening of the pro-Euro political landscape helped increase risk appetite. As a result, the trading program incurred losses from the remaining short stock indices exposures.

The metals sector posted losses to the Fund. Profits were posted to the Fund at the beginning of the quarter as the trading program made gains from its short positions in base metals. Losses were posted to the Fund in the middle of the quarter due to the Fund’s short positions in platinum. Losses were posted to the Fund at the end of the quarter. In Europe, a ratification of the European Stability Mechanism by Germany and a strengthening of the pro-Euro political landscape helped increase risk appetite. As a result, the trading program generally incurred losses from the short exposures to industrial metals

The energy sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the quarter. Natural gas appreciated in price as a result of hot weather in the U.S. and the trading program’s short exposures in the oils complex caused losses as geopolitical tensions and potential supply disruptions resulted in higher oil prices. Losses were posted to the Fund in the middle of the quarter due to the trading program’s short positions in the energies sector. Oil prices rose due to the stronger U.S. economic data as well as bullish inventory statistics. However some gains were made from the trading program’s short natural gas positions amid forecasts of milder weather in the U.S. which was not enough to offset losses. Losses were posted to the Fund at the end of the quarter. The trading program’s short natural gas exposure incurred losses as the onset of colder weather drove prices higher.

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

Quantifying The Fund’s Trading Value At Risk

Quantitative Forward-Looking Statements

The following quantitative disclosures regarding the Fund’s market risk exposures contain “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934).  All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Fund’s open positions by market category for the fiscal period. For the nine months ended September 30, 2012 and 2011, the Fund’s average Month-end Net Asset Value was approximately $310,632,531 and $293,485,571, respectively.

September 30, 2012

	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Agriculture	$6,099,003	1.96%	$8,773,514	$2,877,282
Currencies	1,804,544	0.58%	4,511,438	428,075
Energy	6,661,015	2.14%	11,422,080	3,604,133
Interest Rates	5,061,327	1.63%	8,692,769	2,634,393
Metals	1,721,756	0.55%	2,443,925	734,799
Stock Indices	6,960,039	2.24%	10,956,258	854,887

Total	$28,307,684	9.10%	$46,799,984	$11,133,569

September 30, 2011

	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Agriculture	$757,359	0.26%	$2,385,542	$24,521
Currencies	5,121,873	1.75%	6,686,255	4,131,543
Energy	7,128,487	2.43%	8,868,279	5,026,584
Interest Rates	3,337,319	1.14%	5,677,876	73,518
Metals	1,924,614	0.66%	2,835,599	776,797
Stock Indices	2,654,406	0.90%	3,871,846	1,534,743

Total	$20,924,058	7.14%	$30,325,397	$11,567,706

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

Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Fund’s market risk exposures — except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Fund manages its primary market risk exposures — constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Fund’s primary market risk exposures as well as the strategies used and to be used by MLAI and Aspect for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Fund’s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Fund. There can be no assurance that the Fund’s current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term. Investors must be prepared to lose all or substantially all of the  value of their investment in the Fund.

The following were the primary trading risk exposures of the Fund as of September 30, 2012, by market sector.

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

Agricultural Commodities

The Fund’s primary agricultural commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Soybeans, grains, livestock, cocoa and coffee accounted for the substantial bulk of the Fund’s agricultural commodities exposure as of September 30, 2012.

Energy

The Fund’s primary energy market exposure is to natural gas and crude oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Fund as of September 30, 2012.

Foreign Currency Balances

The Fund’s primary foreign currency balances are in Hong Kong dollar and Australian dollar.

U.S. Dollar Cash Balance

The Fund holds U.S. dollars in cash at MLPF&S and MLIB. The Fund has immaterial cash flow interest rate risk on its cash on deposit with MLPF&S in that declining interest rates would cause the income from such cash to decline.

Item 4.   Controls and Procedures

MLAI, the Sponsor of Aspect FuturesAccess LLC, with the participation of the Sponsor’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934) with respect to the Fund as of the end of the period covered by this quarterly report, and, based on this evaluation, has concluded that these disclosure controls and procedures are effective.  No change in internal control over financial reporting (in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act of 1934) occurred during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

CLASS A

	Subscription
	Amount	Units	NAV (1)
Jan-12	$1,521,792	927,639	$1.6405
Feb-12	1,037,706	626,861	1.6554
Mar-12	829,806	492,058	1.6864
Apr-12	1,406,195	850,487	1.6534
May-12	1,670,980	1,006,130	1.6608
Jun-12	1,271,738	762,295	1.6683
Jul-12	1,077,788	678,408	1.5887
Aug-12	1,117,547	683,014	1.6362
Sep-12	1,868,475	1,177,141	1.5873
Oct-12	609,807	398,592	1.5299

CLASS C

	Subscription
	Amount	Units	NAV (1)
Jan-12	$4,980,450	3,237,001	$1.5386
Feb-12	2,874,523	1,852,977	1.5513
Mar-12	7,447,676	4,716,704	1.5790
Apr-12	5,591,076	3,614,608	1.5468
May-12	4,460,932	2,873,386	1.5525
Jun-12	5,523,420	3,544,745	1.5582
Jul-12	8,996,354	6,067,958	1.4826
Aug-12	2,441,304	1,600,121	1.5257
Sep-12	3,055,033	2,065,886	1.4788
Oct-12	2,982,106	2,094,029	1.4241

CLASS D

	Subscription
	Amount	Units	NAV (1)
Jan-12	$—	—	$1.8464
Feb-12	—	—	1.8656
Mar-12	—	—	1.9028
Apr-12	750,000	401,520	1.8679
May-12	750,000	399,213	1.8787
Jun-12	—	—	1.8895
Jul-12	1,442,751	800,817	1.8016
Aug-12	—	—	1.8578
Sep-12	500,000	277,084	1.8045
Oct-12	—	—	1.7414

CLASS I

	Subscription
	Amount	Units	NAV (1)
Jan-12	$179,997	106,899	$1.6838
Feb-12	96,371	56,699	1.6997
Mar-12	277,311	160,111	1.7320
Apr-12	987,423	581,281	1.6987
May-12	1,299,204	761,149	1.7069
Jun-12	206,100	120,161	1.7152
Jul-12	147,530	90,299	1.6338
Aug-12	83,034	49,328	1.6833
Sep-12	127,243	77,895	1.6335
Oct-12	112,435	71,387	1.5750

CLASS DS

	Subscription
	Amount	Units	NAV (1)
Jan-12	$—	—	$1.8386
Feb-12	—	—	1.8577
Mar-12	—	—	1.8947
Apr-12	—	—	1.8600
May-12	—	—	1.8707
Jun-12	—	—	1.8815
Jul-12	2,887,420	1,609,577	1.7939
Aug-12	—	—	1.8499
Sep-12	—	—	1.7968
Oct-12	—	—	1.7340

CLASS DT

	Subscription
	Amount	Units	NAV (1)
Jan-12	$—	—	$1.9154
Feb-12	—	—	1.9372
Mar-12	—	—	1.9790
Apr-12	—	—	1.9412
May-12	—	—	1.9537
Jun-12	—	—	1.9664
Jul-12	—	—	1.8737
Aug-12	—	—	1.9331
Sep-12	—	—	1.8783
Oct-12	—	—	1.8134

CLASS M

	Subscription
	Amount	Units	NAV (1)
Jan-12	$—	—	$—
Feb-12	—	—	—
Mar-12	—	—	—
Apr-12	75,000	75,000	1.0000
May-12	60,000	59,654	1.0058
Jun-12	400,000	395,413	1.0116
Jul-12	594,000	615,863	0.9645
Aug-12	2,111,000	2,122,461	0.9946
Sep-12	125,000	129,387	0.9661
Oct-12	125,000	134,077	0.9323

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

Item 6.          Exhibits

The following exhibits are filed herewith to this Quarterly Report on Form 10-Q:

31.01 and

31.02              Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01

and 31.02:    Are filed herewith.

32.01 and

32.02              Section 1350 Certifications

Exhibit 32.01

and 32.02      Are filed herewith.

Exhibit 101   Are filed herewith.

The following materials from the Fund’s quarterly Report on Form 10-Q for the three and nine month periods ended September 30, 2012 formatted in XBRL (Extensible Business Reporting Language): ( i ) Statements of Financial Condition (ii) Statements of Operations (iii) Statements of  Changes in Members’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text. (1)

(1)  These interactive data files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to    liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASPECT FUTURESACCESS LLC
.

	By:	MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(Manager)

Date: November 14, 2012	By:	/s/ DEANN MORGAN
Deann Morgan
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 14, 2012	By:	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial and Accounting Officer)