Form 10-K
period 2012-12-31
Aspect FuturesAccess LLC
filed 2013-03-27
CIK 1309132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2012

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 0-51085

ASPECT FUTURESACCESS LLC

(Exact name of registrant as specified in its charter)

Delaware	20-1227650
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

c/o Merrill Lynch Alternative Investments LLC

Four World Financial Center, 11th Floor

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

As of February 28, 2013 Units of limited liability company interest with an aggregate Net Asset Value of $261,028,648 were outstanding and held by non-affiliates.

Documents Incorporated by Reference

The registrant’s 2012 Annual Report and Report of Independent Registered Public Accounting Firm, the annual report to security holders for the year ended December 31, 2012, is incorporated by reference into Part II, Item 8, and Part IV hereof and filed as an Exhibit herewith. Copies of the annual report are available free of charge by contacting Alternative Investments Client Services at 1-866-MER-ALTS.

ASPECT FUTURESACCESS LLC

ANNUAL REPORT FOR 2012 ON FORM 10-K

PART I

Item 1:        Business

(a)                                 General Development of Business:

Aspect FuturesAccess LLC (formerly ML Aspect FuturesAccess LLC) (the “Fund”), a Merrill Lynch FuturesAccess SM Program (the “FuturesAccess”) fund, was organized under the Delaware Limited Liability Company Act on May 17, 2004 and commenced trading activities on April 1, 2005.  The Fund engages in the speculative trading of futures on a wide range of commodities.

Merrill Lynch Alternative Investments LLC (“MLAI” or the “Sponsor”) is the sponsor and manager of the Fund.  MLAI is an indirect wholly-owned subsidiary of Bank of America Corporation.  Bank of America Corporation and its affiliates are referred to herein as “BAC”.  Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”) is currently the exclusive clearing broker for the Fund.  The Sponsor may select other parties as clearing broker(s).  Merrill Lynch International Bank, Ltd. (“MLIB”) is the primary foreign exchange (“F/X”) forward prime broker for the Fund.  The Sponsor may select other parties as F/X or other over-the-counter (“OTC”) prime brokers, including Bank of America N.A. (“BANA”).  MLPF&S, MLIB and BANA are BAC affiliates.

FuturesAccess is a group of commodity pools sponsored by MLAI (each pool is a “Futures Access Fund” or collectively, “FuturesAccess Funds”) each of which places substantially all of its assets in a managed futures or forward trading account managed by a single or multiple commodity trading advisors.  Each FuturesAccess Fund is generally similar in terms of fees, although redemption terms may vary among FuturesAccess Funds.  Each of the FuturesAccess Funds implements a different trading strategy.

Aspect Capital Limited (“Aspect” or the “Trading Advisor”) is the trading advisor of the Fund.  The Trading Advisor is registered under the Investment Advisers Act of 1940.  The Trading Advisor trades the Aspect Diversified Program (the “Trading Program”) for the Fund.  The Trading Program applies a systematic and diversified global investment system.  This trading system employs multiple trading strategies that seek to identify and exploit directional moves in market behavior primarily through the use of U.S. exchange-traded futures and foreign exchange traded and F/X OTC contracts.  See “Trading Advisor’s Trading Program,” below.

The Fund issues units of limited liability company interest (“Units”) which are privately offered pursuant to Regulation D of the Securities Act of 1933 (the “Securities Act”).

FuturesAccess is exclusively available to investors that have investment accounts with Merrill Lynch Wealth Management, U.S. Trust and other divisions or affiliates of BAC. Investors in FuturesAccess can select, allocate and reallocate capital among different FuturesAccess Funds, each advised by either a single trading advisor or by the Sponsor which then allocates capital among multiple commodity trading advisors. Each trading advisor participating in FuturesAccess employs different technical, fundamental, systematic and/or discretionary trading strategies.

The Fund calculates the Net Asset Value per Unit of each Class of Units as of the last calendar day of each month and as of any other dates MLAI may determine in its discretion (each, a “Calculation Date”). The Fund’s “Net Asset Value” as of any Calculation Date generally equals the value of the Fund’s account under the management of the Trading Advisor as of that date, plus any other assets held by the Fund, minus accrued Sponsor’s, management and performance fees, trading liabilities, including brokerage commissions, any offering or operating costs, amortized organizational and initial offering costs and all other liabilities of the Fund.  MLAI or its delegates are authorized to make all Net Asset Value determinations.

As of December 31, 2012 the Net Asset Value of the Fund  was $272,240,993 and the Net Asset Value per Unit was $1.4498 for Class A, $1.3462 for Class C, $1.6565 for Class D,  $1.4940 for Class I, $1.6494 for Class DS,  $1.7271 for Class DT and $.8868 for Class M.

Since the Fund began trading activities, the highest and lowest month-end Net Asset Value per Unit are listed below. The highest month-end Net Asset Value per units for Class A was $1.6864 (February 29, 2012) and the lowest was $0.9690 (April 30, 2005).  The highest month-end Net Asset Value per Unit for Class C was $1.5790 (February 29, 2012) and the lowest was $0.9682 (April 30, 2005).  The highest month-end Net Asset Value per Unit for Class D was $1.9028 (February 29, 2012) and the lowest was $0.9702 (April 30, 2005).  The highest month-end Net Asset Value per Unit for Class I was $1.7320 (February 29, 2012) and the lowest was $0.9693 (April 30, 2005). The highest month-end Net Asset Value per Unit for Class DS was $1.8947 (February 29, 2012) and the lowest was $1.1631 (March 30, 2007).  The highest month-end Net Asset Value per Unit for Class DT was $1.9790 (February 29, 2012) and the lowest was $1.1828 (August 30, 2007). The highest month-end Net Asset Value per Unit for Class M was $1.0116 (May 31, 2012) and the lowest was $.8790 (November 30, 2012).

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

Trading Advisor’s Trading Program

The Trading Program applies a systematic and broadly diversified global trading system, which deploys multiple investment strategies that, primarily through the use of listed futures and F/X OTC contracts, seek to identify and exploit directional moves in the market behavior of a broad range of financial instruments and other assets including, but not limited to, currencies; interest rates; equities; equity indices; debt securities, including bonds; and commodities, including energy, metal and agricultural commodities.  By maintaining comparatively small exposure to any individual market and maintaining positions in a variety of contracts, the aim is to achieve long-term diversification.

The Trading Program employs an automated system to collect, process and analyze market data (including current and historical price data) and identify and exploit directional moves in market behavior.  The Trading Program trades across a variety of frequencies to exploit trends over a range of timescales.  Positions are taken according to the aggregate signal and are adjusted to control risk.

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

The Trading Program is not applied by the Trading Advisor with any pre-determined preference for any market.  Rather, allocations to strategies and individual markets depend upon an analysis of a range of factors which may include liquidity, correlation and cost of execution.  Allocations are currently made on a long-term average risk basis which takes into account varying levels of market volatility and intra-market correlation.  These allocations are subject to regular review and may change from time to time at the Trading Advisor’s discretion.

A fundamental principle of the Trading Advisor’s investment approach is the importance of a risk management framework.  The Trading Advisor’s risk management process has been formally organized into two risk management streams.  The first stream relates to market and liquidity risk and the second stream relates to operational risk.  With respect to market and liquidity risk, the Trading Advisor employs a value-at-risk methodology and other risk management procedures to monitor the exposure of the Trading Program to this risk within pre-defined guidelines.  If risk exceeds the maximum prescribed level, risk reducing trades will be entered into.  Additionally, the Trading Advisor has developed mechanisms designed to provide that risk is controlled at both an individual market and portfolio level.  In seeking to control the risks of the Trading Program, the Trading Advisor may intervene in the risk management framework in extreme market situations where the Trading Advisor believes that an intervention may be in the best interests of the Fund.  In terms of the second stream, the Trading Advisor has an Operational Risk Committee which is responsible for managing all operational risk affecting the Trading Advisor.  Operational risk is defined as the risk of loss resulting from inadequate or failed processes, people and systems or external events.  It includes the risk of failure of a broker or other service provider, the risk of the loss of trading or operational capability at the Trading Advisor, the risk of breaches of intellectual property security and the risk of breaches of law or regulation.

Forward Contracts and Counterparties

Currently, the only forward contracts entered into by the Fund are currency forwards.  MLIB is the only counterparty to these forward contracts.  In the future the Fund may enter into other types of forwards and/or use other counterparties.  The standard terms of forward contracts entered into by the Fund are the term, the currency, the exchange rate, the principal amount and, in some cases the definition of a “disruption event,” i.e., a contingency pricing and settlement mechanism if an event occurs that causes the unavailability of the relevant exchange rate.  Forwards are governed by International Swaps and Derivatives Association documentation, and, in some cases, also by EMTA, Inc. documentation.

Employees

The Fund has no employees.

Use of Proceeds and Cash Management Income

Subscription Proceeds

The Fund’s cash is used as security for and to pay the Fund’s trading losses as well as its expenses and redemptions.  The primary use of the proceeds of the sale of the Units is to permit Aspect to trade on a speculative basis in a wide range of commodities on behalf of the Fund.  While being used for this purpose, the Fund’s assets are also generally available for cash management, as described below.

Market Sectors

Aspect’s trading involves the speculative trading of listed futures and F/X OTC contracts, although the percentage of the Fund’s assets allocated to either class of contracts will vary from time to time.

The Fund’s commitments to different types of markets — U.S. and non-U.S., regulated and non-regulated — differ substantially from time to time, as well as over time.  The Fund has no policy restricting its relative commitment to any of these different types of markets.

CONDENSED SCHEDULES OF INVESTMENTS

The Fund’s investments, defined as net unrealized profit (loss) on open contracts in the Statements of Financial Condition, as of December 31, 2012 and 2011 are as follows:

December 31, 2012

	Long Positions			Short Positions			Net Unrealized
Commodity Industry Sector	Number of Contracts/Notional*	Unrealized Profit (Loss)	Percent of Members’ Capital	Number of Contracts/Notional*	Unrealized Profit (Loss)	Percent of Members’ Capital	Profit (Loss) on Open Positions	Percent of Members’ Capital	Maturity Dates

Agriculture	326	$(168,590)	-0.06%	(1,375)	$1,275,558	0.47%	$1,106,968	0.41%	February 2013 - March 2013
Currencies*	5,687,194,901	13,309	0.00%	(6,394,391,642)	727,423	0.27%	740,732	0.27%	January 2013 - March 2013
Energy	248	268,765	0.10%	(693)	166,215	0.06%	434,980	0.16%	January 2013 - February 2013
Interest rates	7,047	199,089	0.07%	(624)	(30,816)	-0.01%	168,273	0.06%	March 2013 - June 2015
Metals	1,029	(861,550)	-0.32%	(735)	(775,158)	-0.28%	(1,636,708)	-0.60%	February 2013 - April 2013
Stock indices	4,017	3,012,821	1.11%	(15)	(26,930)	-0.01%	2,985,891	1.10%	January 2013 - March 2013

Total		$2,463,844	0.90%		$1,336,292	0.50%	$3,800,136	1.40%

December 31, 2011

	Long Positions			Short Positions			Net Unrealized
Commodity Industry Sector	Number of Contracts/Notional*	Unrealized Profit (Loss)	Percent of Members’ Capital	Number of Contracts/Notional*	Unrealized Profit (Loss)	Percent of Members’ Capital	Profit (Loss) on Open Positions	Percent of Members’ Capital	Maturity Dates

Agriculture	26	$5,068	0.00%	(1,531)	$(25,648)	-0.01%	$(20,580)	-0.01%	February 2012 - March 2012
Currencies*	1,147,058,631	426,778	0.14%	(829,072,077)	(62,779)	-0.02%	363,999	0.12%	March 2012
Energy	261	189,602	0.06%	(790)	1,942,121	0.64%	2,131,723	0.70%	January 2012 - February 2012
Interest rates	11,260	5,139,777	1.68%	(359)	(17,873)	-0.01%	5,121,904	1.67%	March 2012 - June 2014
Metals	194	(1,296,137)	-0.42%	(509)	135,362	0.04%	(1,160,775)	-0.38%	February 2012 - March 2012
Stock indices	316	146,111	0.05%	(1,293)	543,591	0.18%	689,702	0.23%	January 2012 - March 2012

Total		$4,611,199	1.51%		$2,514,774	0.82%	$7,125,973	2.33%

No individual contract’s unrealized profit or loss comprised greater than 5% of the Fund’s Members’ Capital as of December 31, 2012 and 2011.

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

Margin

When a futures or options on futures position is established, “initial margin” is calculated by the exchange on which the position is listed and deposited with a Futures Commission Merchant (“FCM”) that is a member of the clearinghouse through which transactions on the relevant exchange are cleared.  An FCM must, in turn, deposit initial margin with the clearinghouse to secure its obligations to the clearinghouse with respect to the positions of its customers.  The amount of both the trader’s initial margin payment to the FCM and the FCM’s initial margin payment to the clearinghouse are determined on the basis of risk, taking into account the price and volatility of the commodity underlying the position and, in certain cases, the offsetting risks that exist within a portfolio of positions.  On most exchanges, at the close of each trading day “variation margin,” representing the unrealized gain or loss on the open positions, is either credited to or debited from an account.  A trader must maintain a minimum margin level for each outstanding futures position known as “maintenance margin,” which is set by the relevant exchange and based on the risk of the futures position, often a set percentage of the “initial margin.”  If “variation margin” payments cause the “initial margin” to fall below “maintenance margin” levels, a “margin call” is made, requiring the trader to deposit additional margin or have its position closed out.  A clearinghouse may have “maintenance margin” requirements for member FCMs. An FCM may require a higher level of “initial margin” and “maintenance margin” from the trader than the clearinghouse requires from the FCM, but generally will not allow lower margin levels.  Margin is also required to be posted with counterparties when making investments through forward, swaps or other OTC instruments.  The counterparties calculate margin based on the risk of the underlying commodity and will deposit margin with each other based on a previously agreed upon schedule.  In general, approximately 10% to 30% of the Fund’s assets are expected to be committed as margin for futures or options on futures positions at any one time, although these amounts could occasionally be substantially higher.  The Fund’s exposure and liability are not limited to the amount placed on margin, but are based on the total value of the futures contracts being traded.  Fund assets not committed to margin will be held in cash or cash equivalents and will earn interest as described below.

Custody of Assets

The Fund’s financial assets consist primarily of cash, futures and OTC FX forward and spot positions.  In addition, the Fund has authority to trade options on futures and forwards and certain other OTC derivatives including swaps, but these contracts typically represent a small percentage of the Fund’s financial assets, if any are traded at all.

Futures and OTC forwards and other instruments typically constitute a predominant amount of the Fund’s investment risk, but the notional value of these instruments is not included on the Fund’s balance sheet.

The vast majority of the net assets of the Fund is, and has historically been, held in the form of cash.  The Fund’s cash is used in various ways.  It can be:

•                        posted as margin with MLPF&S in segregated or secured accounts in connection with commodities trading on regulated exchanges;

•                        pledged as collateral to MLIB for OTC forwards or options on forwards or to other OTC prime brokers for other OTC investments;

•                        deposited in savings or demand deposit accounts with the Fund’s custodian or other banking institutions, both in the United States and internationally;

•                        held in securities brokerage accounts maintained with the MLPF&S; and

•                        invested in securities or other instruments generally viewed as cash equivalents, which are in turn held in segregated or secured accounts with MLPF&S.

Typically the vast majority of the Fund’s assets are held in segregated or secured accounts with MLPF&S.  In general, approximately 10% to 30% of the Fund’s assets are expected to be required as margin or collateral at any one time.  Approximately 90% of the Fund’s assets are held in customer segregated accounts at MLPF&S pursuant to applicable Commodity Futures Trading Commission (“CFTC”) regulations to margin U.S. exchange-traded futures contracts and options thereon, or in customer secured accounts at MLPF&S and used to margin futures trading on non-U.S. exchanges pursuant to CFTC regulations.  The remaining approximately 10% is expected to be deposited with MLIB, other OTC prime brokers, or one or more third-party collateral custodians as margin for OTC trades.  These amounts could be substantially higher or lower and there is no obligation to maintain margin or collateral within these or any other specific ranges.

Assets held in segregated or secured accounts at MLPF&S may be invested only in CFTC-permitted investments, which include U.S. government and government agency securities, commercial paper and corporate notes and bonds guaranteed by the U.S. government, and money market mutual funds.  Under the applicable regulations, such permitted investments are subject to instrument and issuer based concentration and time to maturity limits and must be managed with the objectives of preserving principal and maintaining liquidity.

Cash deposited in savings or demand deposit accounts with the Fund’s custodian or other banking institutions may be in excess of the limits on federal insurance for deposits, and thus not insured by the Federal Deposit Insurance Corporation (“FDIC”), and would be subject to the risk of bank failure.

MLAI, as sponsor of the Fund, has a general policy of maintaining clearing and prime brokerage arrangements with its BAC affiliates, such as MLPF&S and the MLIB, although MLAI may, nevertheless, engage unaffiliated service providers as clearing brokers or prime brokers for the Fund.  Other affiliates may from time to time be involved in the clearing, custody or investment of the Fund’s assets, including as prime brokers.  However, the vast majority of the Fund’s assets are held with, and therefore subject to the credit risk of, MLPF&S.  MLAI believes that its policy is in the best interest of Investors due to the enhanced dependability and quality of service provided by MLPF&S and MLIB to FuturesAccess as a result of MLAI’s relationship and shared corporate infrastructure with these affiliates.  In addition, MLAI believes that MLPF&S is well capitalized and that the Fund benefits from the transparency provided to MLAI, as an affiliate of MLPF&S, into the controls MLPF&S has implemented to comply with the various regulatory requirements designed to protect customer funds.  However, there nonetheless exists a substantial risk of loss with respect to each of the above custody arrangements in the event of the bankruptcy or insolvency of MLIB or MLPF&S if it does not properly segregate customer funds.  See “Risk Factors — Risk of Loss Due to the Bankruptcy or Failure of Counterparties, Custodians, Brokers and Exchanges” below for a more detailed discussion of these risks.

Subject to the interest income arrangements discussed below, each BAC entity holding Fund assets, including MLPF&S, retains the additional economic benefit derived from possession and investment of those assets for the entity’s own account.

Cash Management and Interest

MLAI is primarily responsible for the management of the Fund’s “cash assets.” In exercising this responsibility, MLAI’s primary considerations are safety of assets, seeking interest income, and the services provided by custodians.  A vast majority of the Fund’s cash has historically been held in futures brokerage accounts with affiliates.  To a smaller degree, the Fund’s cash assets may be held with the Fund’s bank custodian, which is at present the administrator.

MLAI retains the ability to change its cash management practices at any time, including by transferring a majority of the Fund’s cash assets to the Fund’s custodial bank accounts or other bank accounts or by retaining an asset management firm to invest the Fund’s cash assets in U.S. government and money market securities.  Bank deposits may be in either savings accounts that pay interest, or demand deposit accounts, which may or may not pay interest and which may or may not be subject to FDIC insurance.  Any of these banks or asset management firms may be affiliated with MLAI if MLAI believes that to be in the best interests of the investors in the Fund.

BAC’s “Interest Earning Program,” which offers interest on cash balances subject to a negotiated schedule, will apply to Fund cash assets during any time they are maintained by MLAI with its affiliates.  The present interest rate under the Interest Earning Program on U.S. dollar cash balances is the daily effective federal funds rate less 20 basis points, recalculated and accrued daily, and subject to a floor of 0%.  The daily effective federal funds rate is a volume-weighted average of rates on trades arranged by major brokers and is calculated by the Federal Reserve Bank of New York using data provided by the brokers.  Interest is computed based upon the daily net equity balance of the Fund’s account and is posted to the Fund’s account on a monthly basis.

At present, due to the low interest rate environment that has prevailed in the United States since 2008, the Interest Earning Program’s U.S. dollar floor rate of 0% applies. In interest rate environments like the current one in which the Fund does not earn interest under the Interest Earning Program, MLAI may seek to transfer cash from affiliates if it believes that any interest earned on this cash was consistent with its goal of safely maintaining these assets and otherwise would offset the advantages of maintaining cash with its affiliates.

MLPF&S, in the course of acting as commodity broker for the Fund, will have use of Fund cash and earn interest and receive other economic benefits as a result.  MLPF&S follows the same procedures for these transactions as it does with respect to the Interest Earning Program as discussed above.

Charges

The following table summarizes the charges incurred by the Fund for the years ended December 31, 2012, 2011 and 2010.

	2012		2011		2010
Charges	Dollar Amount	% of Average Month-End Net Assets	Dollar Amount	% of Average Month-End Net Assets	Dollar Amount	% of Average Month-End Net Assets
Other Expenses	$962,052	0.32%	$640,865	0.22%	$560,827	0.21%
Sponsor fees	4,335,920	1.45%	3,238,858	1.09%	2,432,882	0.92%
Management fees	6,063,474	2.02%	5,916,501	2.00%	5,133,812	1.93%
Performance fees	19,461	0.01%	3,958,922	1.34%	2,071,209	0.78%
Total	$11,380,907	3.80%	$13,755,146	4.65%	$10,198,730	3.83%

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

The Fund’s average month-end Net Assets during 2012, 2011 and 2010 equaled $299,617,773, $296,128,625 and $265,659,876, respectively.

During 2012, the interest expense for the Fund was $9, or approximately 0.00% of the Fund’s average month-end Net Assets.  During 2011, the Fund earned $22,505 in interest income, or approximately 0.01% of the Fund’s average month-end Net Assets. During 2010, the interest expense for the Fund was $922, or approximately 0.00% of the Fund’s average month-end Net Assets.

Description of Current Charges

Recipient	Nature of Payment	Amount of Payment

MLPF&S	Brokerage Commissions

During 2012, 2011 and 2010 the average round-turn (each purchase and sale or sale and purchase of a single futures contract) rate of the Fund’s Brokerage Commissions was approximately $5.64, $6.00 and $5.03, respectively.

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

Class A Units are subject to sales commissions paid to MLPF&S ranging from 1.0% to 2.5%. Class D and Class I Units are subject to sales commissions up to 0.5%. The rate assessed to a given subscription is based upon the subscription amount. Sales commissions are deducted from proceeds prior to entering the Fund. Shares purchased and reflected in the Fund records are net of any commissions charged by MLPF&S. Class C, Class DS, Class DT and Class M Units are not subject to any sales commissions. No sales commission is charged to Class M Units because investors purchasing Class M Units are subject to asset-based fees on BAC managed accounts in which the Class M Units are held.

(“MLIB”) (or an affiliate); Other counterparties	Bid—ask spreads

Bid—ask spreads are not accounted for separately as an accounting item because bid-ask spreads are an integral part of the price paid or received on all contracts for the purposes of generally accepted accounting principles.

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

20% of any New Trading Profits, generated by the Fund are allocated for Class A, Class C, Class I, Class D, Class DS and Class M Units and 15% of any New Trading Profits generated by the Fund are allocated for Class DT Units as a whole as of the end of each calendar year. MLAI receives 25% of the performance fees. “New Trading Profits” equal any increase in the Net Asset Value of the Fund, prior to reduction for any accrued performance fee or Sponsor fees, as of the current performance fee calculation date over the Fund’s “High Water Mark.” The “High Water Mark” attributable to the Fund equals the highest Net Asset Value after reduction for the performance fee then paid, as of any preceding performance fee calculation date.  Net Asset Value, solely for purposes of calculating the performance fee, does not include any interest income earned by the Fund.

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

Regulation

The CFTC has delegated to the National Futures Association (“NFA”) responsibility for the registration of “commodity trading advisors,” “commodity pool operators,” “futures commission merchants,” “introducing brokers” and their respective associated persons, and “floor brokers” and “floor traders.”  The Commodity Exchange Act requires commodity pool operators such as MLAI, commodity trading advisors such as the Trading Advisor and commodity brokers or FCMs such as MLPF&S to be registered and to comply with various reporting and record keeping requirements.  CFTC regulations also require FCMs to maintain a minimum level of net capital.  In addition, the CFTC and certain commodities exchanges have established limits referred to as “speculative position limits” on the maximum net long or net short speculative positions that any person may hold or control in any particular futures or options contracts traded on U.S. commodities exchanges.  All accounts owned or managed by the Trading Advisor will be combined for position limit purposes.  The Trading Advisor could be required to liquidate positions in order to comply with such limits.  Any such liquidation could result in substantial costs to the Fund.  In addition, many futures exchanges impose limits beyond which the price of a futures contract may not trade during the course of a trading day, and there is a potential for a futures contract to reach its daily price limit for several days in a row, making it impossible for the Trading Advisor to liquidate a position and thereby experiencing dramatic losses.  Currency forward contacts are not regulated as “swaps” under the Commodity Exchange Act (“CEA”), but are subject to governmental regulation such as mandatory reporting and business conduct standards for swap dealers and major swap participants to the extent otherwise applicable to swaps under the CEA and applicable rules of the CFTC, see Item 1A “Risk Factors—F/X Forward Trading” and “—Regulatory Changes Could Restrict the Fund’s Operations.”

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

Item 1A:  Risk Factors

Past Performance Not Necessarily Indicative of Future Results

There can be no assurance that the Trading Program will produce profitable results.  The past performance of the Fund or Trading Advisor is not necessarily indicative of how the Fund or the Trading Advisor may perform in the future.  There can be no assurance that the Fund will achieve its investment objectives or avoid substantial or total loss.  The Fund may sustain losses in the future under market conditions in which it achieved gains in the past.

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

Managed Futures Trading Strategies and Trading Systems

Trend-Following Systems

Many managed futures trading systems are trend-following systems generally anticipate that a majority of their trades will be unprofitable and seek to achieve overall profitability by substantial gains made on a limited number of positions.  These strategies are generally only successful in markets in which strong price trends occur.  In stagnant markets in which these trends do not occur, or in “whipsaw markets” in which apparent trends develop but then quickly reverse, trend-following trading systems are likely to incur substantial losses.  Furthermore, the profit potential of trend-following systems may be diminished by the changing character of the markets, which may make historical price data, on which technical trading systems are based, only marginally relevant to future market patterns.

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

F/X Forward Trading

The Fund may trade currencies in the F/X Markets, in addition to its trading in the futures markets.  Prospective investors must recognize that the Fund’s OTC currency trading takes place in largely unregulated markets, rather than on futures exchanges, and may, but does not now, take place through “retail” F/X Markets subject to the jurisdiction of the CFTC or other regulatory bodies.  The responsibility for performing under a particular transaction currently rests solely with the counterparties to that transaction, not with any exchange or clearinghouse.  As a result, the Fund is exposed to the credit risk of the OTC counterparties with which it trades and deposits collateral, including that of MLIB as the F/X prime broker.  See “Risk of Loss Due to the Bankruptcy or Failure of Counterparties, Custodians, Brokers and Exchanges,” below.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”) amended the definition of “eligible contract participant,” and the Fund expects to meet the amended definition so long as its total assets exceed $10 million.  If the Fund does not meet the definition of “eligible contract participant,” it could lead to the Fund’s bearing higher upfront and mark-to-market margin, less favorable trade pricing, and the possible imposition of new or increased fees.  “Retail forex” markets could also be significantly less liquid than the interbank market.  Moreover, the creditworthiness of the counterparties with whom the Fund may be required to trade could be significantly weaker than the creditworthiness of MLIB and the currency forward counterparties with which the Fund would otherwise engage for its currency forward transactions.

The imposition of credit controls by governmental authorities or the implementation of regulations pursuant to the Reform Act might limit forward trading to less than that which MLAI would otherwise recommend, to the possible detriment of the Fund.

Derivatives Risks Generally

The Trading Advisor uses derivative instruments, primarily futures and OTC F/X forwards, in implementing the Trading Program.  The market for many types of these derivative instruments is comparatively illiquid and inefficient, creating the potential for substantial mispricings, as well as sustained deviations between theoretical and market value.  In addition, the derivatives market is, in comparison to other markets, a relatively new market, and the events of 2008 and 2009, including the bailout of American International Group, Inc., demonstrated that even the most sophisticated market participants may misunderstand how the market in derivatives will perform during periods of unusual price volatility or instability, market illiquidity, or credit distress.  The primary risks associated with the use of derivatives are model risk, market risk and counterparty risk.

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

In addition, there are increased risks associated with offshore OTC trading, including the risk that assets held by offshore brokers and unregulated trading counterparties may not benefit from the protection afforded to customer funds deposited with regulated FCMs or broker-dealers.

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

There was substantial disruption in the derivatives markets related to the bankruptcy of Lehman Brothers Holdings, Inc. and uncertainty relating to the government bailout of American International Group, Inc. This disruption and uncertainty can cause substantial losses if transactions are prematurely terminated, especially due to default when payment may be delayed or completely lost.  Uncertainties in the derivatives markets continue due to proposed regulatory initiatives, new regulations requiring OTC derivatives clearing, and allegations of inappropriate behavior by market participants to cause or avoid payments under credit default swaps.  See “Risk of Loss Due to the Bankruptcy or Failure of Counterparties, Custodians, Brokers and Exchanges” in this section below.

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

Exchange of Futures for Physicals

The Trading Advisor may engage in exchange of futures for physical (“EFP”) transactions on behalf of the Fund.  As is the case with executing a transaction purely on an exchange or purely in the OTC market, EFP transactions, which are done partially on a futures exchange and partially in the OTC market, involve higher transaction costs.

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

Recently it has been alleged that certain interest rate benchmarks that underlie various swap agreements have been manipulated.  In entering into swap agreements, the Fund relies on the integrity of interest rates and other benchmarks.  If the level of these benchmarks is artificially influenced by market participants, the Fund could suffer losses.

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

Dependence on Key Individuals

The success of the Fund is significantly dependent upon the expertise of one or more of the Trading Advisor’s principals.  The loss of any one of these principal’s services may have a substantial impact on the performance of the Fund and may result in liquidation of the Fund which, if made at an inopportune time, may result in losses for the Fund.

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

Changes in Trading Program

The Trading Advisor may make material changes to the Trading Program without the knowledge of MLAI.  It is virtually impossible for MLAI to detect these changes, particularly given the confidential, proprietary and/or quantitative nature of the Trading Program strategies, customarily referred to as “black box strategies.”

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

In October 2011, the CFTC adopted rules that, among other things, established a separate position limits regime for 28 so-called “exempt,” i.e., metals and energy, and agricultural futures and options contracts and their economically equivalent swap contracts.  Position limits in spot months are generally set at 25% of the official estimated deliverable supply of the underlying commodity while position limits related to non-spot months are generally set at 10% of open interest in the first 25,000 contracts and 2.5% of the open interest thereafter.  On September 28, 2012, the United States District Court for the District of Columbia issued an opinion that vacated these rules.  There remains considerable uncertainty about what, if any, actions the CFTC may take in response to the court’s decision and whether the CFTC will publish any future rulemakings addressing “exempt” futures and options contracts and their economically equivalent swap contracts.  In addition, the Reform Act significantly expands the CFTC’s authority to impose position limits with respect to futures contracts, options on futures contracts, swaps that are economically equivalent to futures or options on futures, swaps that are traded on a regulated exchange and certain swaps that perform a significant price discovery function.

MLAI is subject to CFTC-imposed position limits through its control of the Fund, and will have to aggregate positions of certain FuturesAccess Funds in determining whether the position limits are reached.  The rules adopted by the CFTC in October 2011, in addition to expanding the contracts subject to CFTC-imposed position limits, narrow certain exemptions from the aggregation requirements, making it more likely that a party such as the Fund hiring multiple trading advisors may be required to aggregate the positions controlled by the various trading advisors.  Although MLAI may claim exemption from the aggregation requirements for the majority of FuturesAccess Funds, the aggregation of certain FuturesAccess Funds is required.  If the aggregation is required in the Fund’s case, the Trading Advisor may not be able to implement the Trading Program for the Fund in the same manner as for its other clients, causing the Fund to underperform other accounts utilizing the Trading Program, or the Fund may have to liquidate trading positions when the Trading Advisor would otherwise not advise doing so, resulting in losses to the Fund.

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

Risk of Loss Due to the Bankruptcy or Failure of Counterparties, Custodians, Brokers and Exchanges

The Fund is exposed to the risk that the bankruptcy or insolvency of its trading counterparties and other entities holding Fund assets — such as broker-dealers, FCMs, futures exchanges, clearinghouses, banks or other financial institutions, particularly MLPF&S, MLIB and their affiliates — could result in all or a substantial portion of the Fund’s assets being lost permanently or impounded for a matter of years pending the final disposition of legal proceedings.  A bankruptcy or insolvency of this kind, or the threat of one, may cause MLAI to decide to liquidate the Fund or suspend, limit or otherwise alter trading, perhaps causing the Fund to miss significant profit opportunities.

MLAI has historically preferred BAC affiliates in clearing and prime brokerage relationships, and as a result has maintained the vast majority of its cash in futures brokerage accounts with its affiliates.  This policy exposes the Fund to the specific credit risk of these BAC affiliates because balances in these accounts are not subject to FDIC or other form of deposit insurance against loss from failure of the BAC affiliate.  Balances maintained with clearing brokers are, however, subject to the protections for customer segregated and secured accounts discussed below.

MLAI’s policy that the Trading Advisor use MLPF&S and MLIB may increase the risks of insolvency described above by preventing the diversification of brokers and counterparties used by the Fund.

Although the Fund must use MLPF&S and MLIB, in certain circumstances MLAI may have limited control over the selection of counterparties by the Fund.  The Fund also may not be restricted from dealing with any particular counterparty, regulated or unregulated, or from concentrating any or all of its transactions with a single counterparty or limited number of counterparties or from initially transacting, clearing or brokering with a non-BAC broker and from “giving up” those trades to MLPF&S or the MLIB.  In addition, to the extent assets are held at entities other than MLPF&S and the MLIB, MLAI may have limited ability to assess the extent to which the Trading Advisor maintains the Fund’s assets in unregulated accounts subject to the bankruptcy of the counterparties holding such assets.

The following paragraphs discuss the various uses of the Fund’s assets and the risks of loss — in addition to losses from trading — associated with each use.

Margin for Commodities Trading.  Although MLAI believes that MLPF&S is appropriately capitalized to function as the Fund’s FCM, cash posted as margin for commodities trading with MLPF&S is nevertheless subject to the risk of insolvency of MLPF&S.  The Fund maintains cash deposits with MLPF&S in segregated accounts, which are required by CFTC regulations to be separate from its proprietary assets for futures and options trading on U.S. exchanges.  Funds held in segregated accounts are intended to be readily identifiable as customer funds in the event of MLPF&S’s bankruptcy and are expected to be reserved for distribution to customers of MLPF&S.  If MLPF&S did not comply with the segregation requirement, however, the assets of the Fund might not be fully protected.  Even given proper segregation, the Fund may be subject to a risk of loss of its funds because, although CFTC regulations require that FCMs invest customer funds only in certain types of interest bearing financial instruments, these instruments are still subject to credit and market risk.  As a result, if the instruments in which customer segregated funds are invested lose value, there would be a shortfall in customer segregated funds held by MLPF&S in the event of MLPF&S’s insolvency.

In addition, there may be a shortfall in customer segregated funds held by MLPF&S in the event of a substantial default by one or more of MLPF&S’s other customers.  If MLPF&S becomes insolvent, only a pro rata share of all property available for distribution to all of MLPF&S’s customers would be recovered, whether or not another customer also defaults and even if this property is held in segregated accounts.

In addition, if BAC directly or indirectly owns 10% or more of the Fund, which would typically result from BAC’s providing seed capital to the Fund to help ensure that the Fund has enough capital to commence trading activities, the Fund’s account at MLPF&S would be considered a “proprietary account” under CFTC regulations and the Fund’s assets, including assets used to margin U.S. exchange-traded futures and options, would not be protected as “customer funds.”  If MLPF&S became insolvent at a time when the Fund’s assets on deposit with MLPF&S were not considered customer funds, the Fund would likely lose significantly more as a result of the bankruptcy than would otherwise be the case.  Where BAC provides seed capital it also establishes a regular redemption schedule providing for withdrawal of the capital when the Fund capitalization reaches a certain level.  Once BAC’s ownership of a FuturesAccess Fund falls below 10%, the account of the FuturesAccess Fund will be considered a customer account rather than a proprietary account.

MLPF&S is required by CFTC regulations to maintain in a secured account the amount required to margin futures and options positions established on non-U.S. futures exchanges in order to protect customer funds in the event of MLPF&S’s bankruptcy.  While the secured account requirement relating to trading non-U.S. futures exchanges is similar in some respects to the segregation requirement relating to trading on U.S. futures exchanges, they are not identical and there are special risks associated with funds maintained in a secured account.  Funds held in a secured account may be commingled with funds of non-U.S. persons and, because they are by necessity held in a non-U.S. jurisdiction, are subject to different insolvency laws and customer protection regulations, which may be less favorable than U.S. laws and regulations.  Moreover, funds transferred from a secured account to a non-U.S. FCM, exchange or clearing agency to margin trading on non-U.S. futures exchanges are not subject to the same limitations on permissible investments as funds held by U.S. FCMs.  In addition to these special risks, funds held in a secured account are subject to risks comparable to those applicable to funds in a segregated account, namely that MLPF&S will not comply with the relevant regulations, that investments in the account will decline in value, of a shortfall in the event of the default by another customer, and that, if, BAC owns 10% or more of the Fund, the Fund’s assets will not be protected as “customer funds.”

If the Fund deposits assets with a particular entity and those assets are not held in segregation or in a secured account as “customer funds” for any of the reasons discussed above, in the event of the entity’s insolvency the Fund could be a general creditor of the entity even with regard to property specifically traceable to the Fund’s account.  As a result, the Fund’s claim would be paid along with the claims of other general creditors and the Fund would be subject to the loss of its entire deposit with the party.

Collateral for OTC Transactions.  Cash pledged as collateral with MLIB or any other OTC prime broker for OTC trades is subject to the risk of the insolvency of the prime broker.  Unlike cash posted as margin for commodities trading on regulated exchanges is not required to be segregated or held in a secured account.

Bank Deposits.  The vast majority of the cash deposited with banks would be in excess of the limits on federal insurance for deposits, and thus not insured by the FDIC, and would be subject to the risk of bank failure.  However, amounts held in non-interest bearing demand deposit accounts are fully insured under current law through the end of 2012.  Beginning in January 2013, only up to $250,000 held in non-interest bearing demand deposit accounts will be insured under the FDIC’s general deposit insurance rules.

Cash in Securities Brokerage Accounts.  Cash in securities brokerage accounts with MLPF&S is subject to the risk of insolvency of MLPF&S.  While brokers are required to keep customer cash in a special reserve account for the benefit of customers, it is possible that a shortfall could exist in this account, in which case the Fund, along with other customers, would suffer losses.  The Securities Investor Protection Corporation provides protection against these losses, up to a limit, but the cash deposited by the Fund in a securities brokerage account would far exceed the limit.

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

Regulatory Changes Could Restrict the Fund’s Operations

The Fund implements speculative, highly leveraged strategies.  From time to time there is governmental scrutiny of these types of strategies and political pressure to regulate their activities.  The CFTC and the exchanges are authorized to take extraordinary actions in the event of a market emergency, including, for example, the retroactive implementation of speculative position limits or higher margin requirements, the establishment of daily price limits and the suspension of trading.  The regulation of futures, forward and options transactions in the United States is a rapidly changing area of law and is subject to modification by government and judicial action.  In addition, as described in further detail above under “Possible Effects of Speculative Position Limits,” the U.S. Congress and the CFTC have expressed the concern that speculative traders, and commodity funds in particular, may be responsible for unwarranted and dramatic swings in the prices of commodities and the CFTC enacted position limits designed to address such speculative trading.  Non-U.S. governments have from time to time blamed the declines of their currencies on speculative currency trading and imposed restrictions on speculative trading in certain markets.

Regulatory changes could adversely affect the Fund by restricting the markets in which it trades, otherwise limiting its trading and/or increasing the taxes to which Investors are subject.  Adverse regulatory initiatives could develop suddenly and without notice.

The Reform Act includes provisions that substantially increase the regulation of the OTC derivatives markets.  Regulations implementing the Reform Act may require that a substantial portion of derivatives currently traded over the counter be executed in regulated markets and submitted for clearing to regulated clearinghouses.  Those OTC derivatives may include OTC F/X forwards and swaps which may be traded by the Fund.

The U.S. Treasury has determined that F/X forwards and swaps will not be regulated as “swaps” under the CEA, although these will remain subject to mandatory reporting and business conduct standards for swap dealers and major swap participants to the extent otherwise applicable to swaps under the CEA and applicable rules of the CFTC. However, the Reform Act may require other OTC derivatives traded by the Fund, if any, to be cleared or traded on a regulated exchange.  This may subject the Fund, the Trading Advisor, MLAI and/or the Fund’s counterparties to additional regulatory requirements including minimum initial and variation margin requirements, minimum capital requirements, registration with the SEC and/or the CFTC, new business conduct standards, disclosure requirements, reporting and recordkeeping requirements, transparency requirements, position limits, limitations on conflicts of interest and other regulatory burdens.   Certain of these regulatory requirements could impact the Fund, the Trading Advisor, or MLAI directly, while others could impact the Fund, the Trading Advisor or MLAI indirectly due to the impact of the requirements on the Fund’s counterparties.  These new regulatory burdens would further increase the counterparties’ costs, which are expected to be passed through to other market participants such as the Fund in the form of higher fees and less favorable dealer marks.  They may also render certain strategies in which the Trading Advisor might otherwise engage impossible, or so costly that they will no longer be economical, to implement.

Banking Regulation

BAC is subject to certain U.S. banking laws, including the Bank Holding Company Act of 1956, and to regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve”).  If BAC directly, or indirectly through its subsidiaries, makes capital contributions to the Fund in an aggregate amount such that BAC may be deemed to control the Fund for purposes of the BHCA, or if BAC is otherwise deemed to control the Fund for purposes of the BHCA, the Fund may be subject to certain investment and other limitations.

In addition, recent legislative changes in the United States are relevant to BAC, the Fund and its investors.  On July 21, 2010, President Obama signed into law the Reform Act.  The Reform Act includes certain provisions (known as the “Volcker Rule”) that restrict a banking entity, such as BAC, from acquiring or retaining any equity, partnership or other ownership interest in, or sponsoring, a Covered Fund, such as the Fund, and prohibit certain transactions between Covered Funds, on the one hand, and BAC, on the other.  The Reform Act includes certain provisions known as the “Volcker Rule” that restricts a banking entity, such as BAC, from acquiring or retaining any equity, partnership or other ownership interest in, or sponsoring a private equity fund or hedge fund or similar fund as the regulatory agencies may determine (each a “Covered Fund”), such as the Fund, unless permitted under a special exemption.  The Volcker Rule prohibits certain transactions between Covered Funds, on the one hand, and BAC, on the other.

However, the Volcker Rule permits a banking entity, such as BAC, to organize and offer Covered Funds, including serving as a general partner, managing member or trustee of such fund and in any manner selecting or controlling (or having employees, officers, directors or agents who constitute) a majority of the directors, trustees or management of such fund, if certain conditions are cumulatively satisfied.  Those conditions include, among other things, the requirements that:  (a) the banking entity provides bona fide trust, fiduciary or investment advisory services; (b) the Covered Fund is organized and offered only in connection with the provision of bona fide trust, fiduciary or investment advisory services and is offered only to persons that are customers of such services of the banking entity; (c) the banking entity does not acquire or retain an equity interest, partnership interest or other ownership interest in the Covered Fund except for a de minimis investment (generally an investment by a banking entity in a Covered Fund will be considered de minimis if the investment is not more than 3% of the total ownership interest of the fund and is immaterial to the banking entity (as defined by rule), but in no case may the aggregate of all of the interests of the banking entity in all such funds exceed 3% of the Tier 1 capital of the banking entity); (d) (i) neither the banking entity that serves, directly or indirectly, as the investment manager, investment adviser or sponsor to a Covered Fund or that organizes and offers a Covered Fund, nor any affiliate of the banking entity, may enter into a transaction with the Covered Fund or with any other Covered Fund that is controlled by such Covered Fund, that would be a “covered transaction”, as defined in section 23A of the Federal Reserve Act (including, among other things, a loan or extension of credit to an affiliate, a purchase of or an investment in securities issued by an affiliate, a purchase of assets from an affiliate, and the issuance of a guarantee or letter of credit on behalf of an affiliate), with the Covered Fund, as if the banking entity and the affiliate thereof were a member bank and the Covered Fund were an affiliate thereof and (ii) the banking entity that serves, directly or indirectly, as the investment manager, investment adviser or sponsor to a Covered Fund or that organizes and offers a Covered Fund complies with section 23B of the Federal Reserve Act (which generally requires that the terms of transactions be substantially the same, or at least as favorable to the banking entity, as those prevailing at the time for comparable transactions with non-affiliated companies) as if the banking entity were a member bank and such Covered Fund were an affiliate thereof; (e) the banking entity does not, directly or indirectly, guarantee, assume or otherwise insure the obligations or performance of the Covered Fund or of any fund in which the Covered Fund invests; (f) the banking entity does not share with the Covered Fund, for corporate, marketing, promotional or other purposes, the same name or a variation of the same name; (g) no director or employee of the banking entity takes or retains an equity interest, partnership interest or other ownership interest in the Covered Fund, except for any director or employee of the banking entity who is directly engaged in providing investment advisory or other services to the Covered Fund; and (h) the banking entity discloses to prospective and actual investors in the Covered Fund, in writing, that any losses in such fund are borne solely by investors in the Covered Fund and not by the banking entity, and otherwise complies with any additional rules designed to ensure that losses in the Covered Fund are borne solely by investors in such fund and not by the banking entity.

In addition, no transaction, class of transactions or activity that is otherwise allowed under the Volcker Rule will be permitted by a banking entity if it would (i) involve or result in a material conflict of interest (as such term will be defined by rule) between the banking entity and its clients, customers or counterparties; (ii) result, directly or indirectly, in a material exposure by the banking entity to high-risk assets or high-risk trading strategies (both such terms, as will be defined by rule); (iii) pose a threat to the safety and soundness of such banking entity; or (iv) pose a threat to the financial stability of the United States.

On October 11, 2011, the Federal Reserve, the Office of the Comptroller of the Currency, the FDIC and the SEC issued for public comment a joint notice containing the proposed rule.  Though the final Volcker Rule has not yet been issued, the effective date was July 21, 2012.  Within two years after the effective date, a banking entity is required to bring its activities and investments into compliance with the Volcker Rule.  The Federal Reserve may grant up to three one-year extensions of the compliance transition period if the extension would be consistent with the purposes of the Volcker Rule and would not be detrimental to the public interest.  For certain “illiquid funds”, an additional extension of up to five-years may be available to the extent necessary to fulfill a contractual obligation that was in effect on May 1, 2010.

Although it is not certain what form the final rules will take or the impact such final rules will have on the Fund or BAC’s relationship to the Fund, certain impacts are likely.  At the termination of the applicable compliance transition period, all activities and investments of BAC will have to comply with the Volcker Rule.  That means, for example, that some or all of the following changes may have to be implemented:  (1) BAC’s investment in the Fund will have to be reduced to no more than 3% of the ownership interests in the Fund, if applicable; (2) BAC will have to reduce its aggregate investments in all Covered Funds to the maximum amount permitted by the final rules, which amount cannot be more than 3% of BAC’s Tier 1 capital; (3) to the extent that any directors or employees of BAC not directly engaged in providing investment advisory or other services to the Fund hold any Units in the Fund, those Units will have to be redeemed or transferred; and/or (4) any “covered transactions” between the Fund, on the one hand, and BAC, on the other, will have to be terminated.  In addition, the trading and other investment opportunities of the Fund may be limited in order to comply with the restriction on material conflicts of interest, or to prevent a material exposure by BAC to high-risk assets or high-risk strategies.

Redemptions by BAC or certain of its employees as a result of, or in connection with, the Volcker Rule could require the Fund to liquidate positions sooner than would otherwise be desirable, which could adversely affect the performance of the Fund.  In addition, regardless of the period of time in which such redemptions occur, the resulting reduction in the Fund’s net assets, and thus in its equity bases, could make it more difficult for the Fund to diversify its holdings and achieve its investment objective.  Substantial redemptions by BAC or certain of its employees could cause the Fund to distribute a considerable percentage of its liquid assets, leaving the Fund’s remaining assets, and its remaining Units, comparatively less liquid, and could significantly increase the remaining Investors’ pro rata shares of the Fund’s expenses.  Similarly, BAC or certain of its employees may be required to transfer their Units to a third party as a result of, or in connection with, the Volcker Rule and such transfers may have an adverse effect on the Fund.

In addition to the changes in the regulation of U.S. markets described above, it is impossible to predict what additional interim or permanent governmental regulations, restrictions or limitations may be imposed, whether in the U.S. or non-U.S. markets, on, for example:  (x) the markets in which the Fund invests and the strategies of the Fund; and (y) BAC.  Such measures could have a material and adverse effect on the Fund, including expenses that result from increased compliance requirements.

Concerns Regarding the Downgrade of the U.S. Credit Rating and the Sovereign Debt Crisis in Europe

On August 5, 2011, Standard & Poor’s lowered its long term sovereign credit rating on the United States of America from AAA to AA+.  This downgrade could have material adverse impacts on financial markets and economic conditions in the United States and throughout the world and, in turn, the market’s anticipation of these impacts could have a material adverse effect on the investments made by the Fund and thereby the Fund’s financial condition and liquidity.  The ultimate impact on global markets and the Fund’s business is unpredictable.

Global markets and economic conditions have been negatively affected by the ability of E.U. member states to service their sovereign debt obligations.  The continued uncertainty over the outcome of the E.U.’s financial support programs and financial troubles could have an adverse effect on the Fund.

Item 1B: Unresolved Staff Comments

Not applicable.

Item 2:        Properties

The Fund does not use any physical properties in the conduct of its business.

The Fund’s offices are the administrative offices of MLAI (Merrill Lynch Alternative Investments LLC, Four World Financial Center, 11th. Floor, 250 Vesey Street New York, New York 10080).  MLAI performs administrative services for the Fund from MLAI’s offices.

Item 3:        Legal Proceedings

None.

Item 4:        Mine Safety Disclosures

Not applicable.

PART II

Item 5:        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 5(a)

(a)                                 Market Information:

There is no established public trading market for the Units, and none is likely to develop.  Investors generally may redeem any or all of their Units, in whole or fractional Units, effective as of the 15th calendar day of each month and/or (ii) the last calendar day of each month (each a “Redemption Date”) upon providing at least eight business days’ prior notice.  MLAI, at any time in its discretion, may discontinue allowing redemptions as of the 15th calendar day of each month on a going forward basis.

(b)                                 Holders:

As of December 31, 2012, there were 3,920 holders of Units, including MLAI, none of whom owned 5% or more of the Fund’s Units.

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

CLASS A

	Subscription
	Amount	Units	NAV (1)
Jan-12	$1,521,792	927,639	1.6405
Feb-12	1,037,706	626,861	1.6554
Mar-12	829,806	492,058	1.6864
Apr-12	1,406,195	850,487	1.6534
May-12	1,670,980	1,006,130	1.6608
Jun-12	1,271,738	762,295	1.6683
Jul-12	1,077,788	678,408	1.5887
Aug-12	1,117,547	683,014	1.6362
Sep-12	1,868,475	1,177,141	1.5873
Oct-12	609,807	398,592	1.5299
Nov-12	830,571	571,682	1.4607
Dec-12	1,420,560	984,770	1.4389
Jan-13	—	—	1.4498
Feb-13	492,623	328,613	1.4991

CLASS C

	Subscription
	Amount	Units	NAV (1)
Jan-12	$4,980,450	3,237,001	1.5386
Feb-12	2,874,523	1,852,977	1.5513
Mar-12	7,447,676	4,716,704	1.5790
Apr-12	5,591,076	3,614,608	1.5468
May-12	4,460,932	2,873,386	1.5525
Jun-12	5,523,420	3,544,745	1.5582
Jul-12	8,996,354	6,067,958	1.4826
Aug-12	2,441,304	1,600,121	1.5257
Sep-12	3,055,033	2,065,886	1.4788
Oct-12	2,982,106	2,094,029	1.4241
Nov-12	3,064,191	2,266,875	1.3586
Dec-12	1,123,185	838,486	1.3372
Jan-13	—	—	1.3462
Feb-13	919,410	661,065	1.3908

CLASS D

	Subscription
	Amount	Units	NAV (1)
Jan-12	$—	—	1.8464
Feb-12	—	—	1.8656
Mar-12	—	—	1.9028
Apr-12	750,000	401,520	1.8679
May-12	750,000	399,213	1.8787
Jun-12	—	—	1.8895
Jul-12	1,442,751	800,817	1.8016
Aug-12	—	—	1.8578
Sep-12	500,000	277,084	1.8045
Oct-12	—	—	1.7414
Nov-12	—	—	1.6647
Dec-12	360,000	219,258	1.6419
Jan-13	—	—	1.6565
Feb-13	—	—	1.7149

CLASS I

	Subscription
	Amount	Units	NAV (1)
Jan-12	$179,997	106,899	1.6838
Feb-12	96,371	56,699	1.6997
Mar-12	277,311	160,111	1.7320
Apr-12	987,423	581,281	1.6987
May-12	1,299,204	761,149	1.7069
Jun-12	206,100	120,161	1.7152
Jul-12	147,530	90,299	1.6338
Aug-12	83,034	49,328	1.6833
Sep-12	127,243	77,895	1.6335
Oct-12	112,435	71,387	1.5750
Nov-12	134,960	89,807	1.5043
Dec-12	139,668	94,135	1.4823
Jan-13	20,000	13,387	1.4940
Feb-13	108,000	69,889	1.5453

CLASS DS

	Subscription
	Amount	Units	NAV (1)
Jan-12	$—	—	1.8386
Feb-12	—	—	1.8577
Mar-12	—	—	1.8947
Apr-12	—	—	1.8600
May-12	—	—	1.8707
Jun-12	—	—	1.8815
Jul-12	2,887,420	1,609,577	1.7939
Aug-12	—	—	1.8499
Sep-12	—	—	1.7968
Oct-12	—	—	1.7340
Nov-12	—	—	1.6577
Dec-12	—	—	1.6350
Jan-13	—	—	1.6494
Feb-13	—	—	1.7076

CLASS DT

	Subscription
	Amount	Units	NAV (1)
Jan-12	$—	—	1.9154
Feb-12	—	—	1.9372
Mar-12	—	—	1.9790
Apr-12	—	—	1.9412
May-12	—	—	1.9537
Jun-12	—	—	1.9664
Jul-12	—	—	1.8737
Aug-12	—	—	1.9331
Sep-12	—	—	1.8783
Oct-12	—	—	1.8134
Nov-12	—	—	1.7343
Dec-12	—	—	1.7113
Jan-13	—	—	1.7271
Feb-13	—	—	1.7888

CLASS M

	Subscription
	Amount	Units	NAV (1)
Jan-12	$—	—	$—
Feb-12	—	—	—
Mar-12	—	—	—
Apr-12	75,000	75,000	1.0000
May-12	60,000	59,654	1.0058
Jun-12	400,000	395,413	1.0116
Jul-12	594,000	615,863	0.9645
Aug-12	2,111,000	2,122,461	0.9946
Sep-12	125,000	129,387	0.9661
Oct-12	125,000	134,077	0.9323
Nov-12	502,000	563,285	0.8912
Dec-12	4,946,051	5,626,580	0.8790
Jan-13	—	—	0.8868
Feb-13	580,000	631,739	0.9181

(1) Beginning of the month Net Asset Value

Class A Units are subject to a sales commission paid to MLPF&S ranging from 1.0% to 2.5%.  Class D Units and Class I Units are subject to sales commissions paid to MLPF&S up to 0.5%.  The rate assessed to a given subscription is based upon the subscription amount.  Sales commissions are directly deducted from subscription amounts.  Class C, Class M, Class DS and Class DT Units are not subject to any sales commissions.

Item 5(b)

Not applicable.

Item 5(c)

Not applicable.

Item 6:   Selected Financial Data

The following selected financial data has been derived from the financial statements of the Fund.

Statements of Operations	For the year ended December 31, 2012	For the year ended December 31, 2011	For the year ended December 31, 2010	For the year ended December 31, 2009	For the year ended December 31, 2008

Trading profit (loss)
Realized, net	$(21,798,094)	$34,448,070	$33,030,812	$(15,245,520)	$93,209,117
Change in unrealized, net	(3,325,837)	(6,723,263)	14,819,710	(12,836,984)	2,497,935
Brokerage commissions	(853,631)	(667,386)	(631,326)	(799,706)	(787,841)
Total trading profit (loss)	(25,977,562)	27,057,421	47,219,196	(28,882,210)	94,919,211

INVESTMENT INCOME (EXPENSE):
Interest	(9)	22,505	(922)	17,255	5,306,094

EXPENSES:
Management fees	6,063,474	5,916,501	5,133,812	5,395,714	5,712,987
Performance fees	19,461	3,958,922	2,071,209	17,428	16,320,740
Sponsor fees	4,335,920	3,238,858	2,432,882	2,675,732	3,172,388
Other	962,052	640,865	560,827	715,230	743,997
Total Expenses	11,380,907	13,755,146	10,198,730	8,804,104	25,950,112

NET INVESTMENT INCOME (LOSS)	(11,380,916)	(13,732,641)	(10,199,652)	(8,786,849)	(20,644,018)

NET INCOME (LOSS)	$(37,358,478)	$13,324,780	$37,019,544	$(37,669,059)	$74,275,193

Balance Sheet Data	December 31, 2012	December 31, 2011	December 31, 2010	December 31, 2009	December 31, 2008

Members’ Capital	$272,240,993	$305,517,684	$281,431,373	$265,629,162	$320,433,806
Net Asset Value per Class A Unit	1.4498	1.6405	1.5811	1.3859	1.5927
Net Asset Value per Class C Unit	1.3462	1.5386	1.4978	1.3261	1.5393
Net Asset Value per Class D Unit	1.6565	1.8464	1.7531	1.5138	1.7134
Net Asset Value per Class I Unit	1.494	1.6838	1.6163	1.4111	1.6142
Net Asset Value per Class DS Unit	1.6494	1.8386	1.7456	1.5073	1.7067
Net Asset Value per Class DT Unit	1.7271	1.9154	1.8051	1.5484	1.7442
Net Asset Value per Class M Unit*	0.8868	0.0000	0.0000	0.0000	0.0000

* Units issued on April 1, 2012

MLAI believes that the Net Asset Value used to calculate subscription and redemption value and report performance to investors throughout the year is useful information for the members of the Fund.

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS A

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2007	$1.1952	$1.1332	$1.1134	$1.1604	$1.2217	$1.2604	$1.2019	$1.1348	$1.1944	$1.2622	$1.2253	$1.2539
2008	$1.3141	$1.4206	$1.3950	$1.3319	$1.3723	$1.4646	$1.3590	$1.3134	$1.3544	$1.4584	$1.5330	$1.5925
2009	$1.5995	$1.6080	$1.5546	$1.5051	$1.4710	$1.3497	$1.3304	$1.3808	$1.4201	$1.3541	$1.4613	$1.3859
2010	$1.3476	$1.3807	$1.4306	$1.4557	$1.4097	$1.4216	$1.4004	$1.4983	$1.5136	$1.5703	$1.5037	$1.5811
2011	$1.5586	$1.5969	$1.5808	$1.6463	$1.5722	$1.5264	$1.6323	$1.6563	$1.6571	$1.5951	$1.6133	$1.6405
2012	$1.6554	$1.6864	$1.6534	$1.6608	$1.6683	$1.5887	$1.6362	$1.5873	$1.5299	$1.4607	$1.4389	$1.4498

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS C

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2007	$1.1769	$1.1150	$1.0946	$1.1399	$1.1991	$1.2361	$1.1777	$1.1102	$1.1684	$1.2337	$1.1966	$1.2235
2008	$1.2812	$1.3839	$1.3578	$1.2952	$1.3335	$1.4221	$1.3183	$1.2729	$1.3116	$1.4115	$1.4827	$1.5392
2009	$1.5447	$1.5516	$1.4988	$1.4499	$1.4159	$1.2980	$1.2783	$1.3257	$1.3623	$1.2979	$1.3995	$1.3261
2010	$1.2884	$1.3190	$1.3655	$1.3883	$1.3433	$1.3535	$1.3322	$1.4241	$1.4375	$1.4901	$1.4257	$1.4978
2011	$1.4753	$1.5103	$1.4938	$1.5544	$1.4832	$1.4388	$1.5373	$1.5587	$1.5580	$1.4985	$1.5143	$1.5386
2012	$1.5513	$1.5790	$1.5468	$1.5525	$1.5582	$1.4826	$1.5257	$1.4788	$1.4241	$1.3586	$1.3372	$1.3462

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS D

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2007	$1.2452	$1.1823	$1.1631	$1.2137	$1.2795	$1.3217	$1.2620	$1.1901	$1.2557	$1.3299	$1.2926	$1.3244
2008	$1.3898	$1.5043	$1.4790	$1.4131	$1.4586	$1.5606	$1.4478	$1.4000	$1.4464	$1.5617	$1.6460	$1.7137
2009	$1.7234	$1.7347	$1.6790	$1.6277	$1.5928	$1.4633	$1.4441	$1.5007	$1.5454	$1.4754	$1.5942	$1.5138
2010	$1.4738	$1.5119	$1.5685	$1.5980	$1.5495	$1.5645	$1.5431	$1.6530	$1.6719	$1.7368	$1.6652	$1.7531
2011	$1.7304	$1.7751	$1.7593	$1.8345	$1.7542	$1.7052	$1.8258	$1.8550	$1.8581	$1.7909	$1.8135	$1.8464
2012	$1.8656	$1.9028	$1.8679	$1.8787	$1.8895	$1.8016	$1.8578	$1.8045	$1.7414	$1.6647	$1.6419	$1.6565

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS I

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2007	$1.2019	$1.1402	$1.1206	$1.1683	$1.2304	$1.2699	$1.2113	$1.1442	$1.2044	$1.2732	$1.2363	$1.2656
2008	$1.3268	$1.4348	$1.4094	$1.3460	$1.3874	$1.4815	$1.3746	$1.3287	$1.3707	$1.4770	$1.5535	$1.6148
2009	$1.6225	$1.6316	$1.5781	$1.5284	$1.4943	$1.3715	$1.3523	$1.4041	$1.4445	$1.3778	$1.4874	$1.4111
2010	$1.3725	$1.4068	$1.4581	$1.4842	$1.4378	$1.4504	$1.4292	$1.5296	$1.5457	$1.6043	$1.5367	$1.6163
2011	$1.5939	$1.6336	$1.6176	$1.6852	$1.6099	$1.5635	$1.6725	$1.6978	$1.6991	$1.6361	$1.6553	$1.6838
2012	$1.6997	$1.7320	$1.6987	$1.7069	$1.7152	$1.6338	$1.6833	$1.6335	$1.5750	$1.5043	$1.4823	$1.4940

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DS

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2007	n/a	n/a	$1.1631	$1.2137	$1.2795	$1.3217	$1.2614	$1.1920	$1.2570	$1.3300	$1.2927	$1.3245
2008	$1.3899	$1.5043	$1.4792	$1.4146	$1.4589	$1.5579	$1.4487	$1.3950	$1.4491	$1.5609	$1.6417	$1.7065
2009	$1.7162	$1.7274	$1.6719	$1.6207	$1.5860	$1.4570	$1.4379	$1.4943	$1.5388	$1.4691	$1.5874	$1.5073
2010	$1.4675	$1.5054	$1.5618	$1.5912	$1.5428	$1.5578	$1.5365	$1.6459	$1.6648	$1.7294	$1.6581	$1.7456
2011	$1.7230	$1.7675	$1.7518	$1.8267	$1.7467	$1.6979	$1.8180	$1.8471	$1.8502	$1.7832	$1.8058	$1.8386
2012	$1.8577	$1.8947	$1.8600	$1.8707	$1.8815	$1.7939	$1.8499	$1.7968	$1.7340	$1.6577	$1.6350	$1.6494

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DT

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2007	n/a	n/a	n/a	n/a	$1.2795	$1.3245	$1.2568	$1.1828	$1.2485	$1.3338	$1.2912	$1.3283
2008	$1.3982	$1.5206	$1.4941	$1.4248	$1.4730	$1.5804	$1.4624	$1.4125	$1.4617	$1.5837	$1.6724	$1.7440
2009	$1.7551	$1.7679	$1.7111	$1.6593	$1.6245	$1.4930	$1.4740	$1.5325	$1.5788	$1.5078	$1.6300	$1.5484
2010	$1.5081	$1.5478	$1.6064	$1.6373	$1.5882	$1.6043	$1.5830	$1.6964	$1.7166	$1.7860	$1.7110	$1.8051
2011	$1.7824	$1.8305	$1.8139	$1.8970	$1.8096	$1.7606	$1.8894	$1.9222	$1.9263	$1.8529	$1.8785	$1.9154
2012	$1.9372	$1.9790	$1.9412	$1.9537	$1.9664	$1.8737	$1.9331	$1.8783	$1.8134	$1.7343	$1.7113	$1.7271

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS M

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2012	n/a	n/a	n/a	1.0058	1.0116	0.9645	0.9946	0.9661	0.9323	0.8912	0.879	0.8868

ASPECT FUTURESACCESS LLC

(CLASS A UNITS) (5)

December 31, 2012

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: April 2005

Aggregate Subscriptions:  $60,182,014

Current Capitalization:  $31,117,660

Worst Monthly Drawdown(2):  (8.25)% (June 2009)

Worst Peak-to-Valley Drawdown(3):  (17.27)%  (March 2009 – April 2011)

Net Asset Value per Unit for Class A, December 31, 2012:  $1.4498

Monthly Rates of Return (4)

Month	2012	2011	2010	2009	2008
January	.91%	(1.42)%	(2.76)%	0.44%	4.80%
February	1.87	2.46	2.46	0.53	8.10
March	(1.96)	(1.01)	3.61	(3.32)	(1.80)
April	0.45	4.14	1.75	(3.18)	(4.52)
May	0.45	(4.50)	(3.16)	(2.27)	3.03
June	(4.77)	(2.91)	0.84	(8.25)	6.73
July	2.99	6.94	(1.49)	(1.43)	(7.21)
August	(2.99)	1.47	6.99	3.79	(3.36)
September	(3.62)	0.05	1.02	2.85	3.12
October	(4.52)	(3.74)	3.75	(4.65)	7.68
November	(1.49)	1.14	(4.24)	7.92	5.12
December	0.76	1.69	5.15	(5.16)	3.88
Compound Annual Rate of Return	(11.62)%	3.77%	14.08%	(12.97)%	27.00%

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit.  The inception to date total return is 44.98%.

ASPECT FUTURESACCESS LLC

(CLASS C UNITS) (5)

December 31, 2012

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: April 2005

Aggregate Subscriptions:   $249,402,245

Current Capitalization:  $134,557,684

Worst Monthly Drawdown(2):  (8.33)% (June 2009)

Worst Peak-to-Valley Drawdown(3):  (17.61)%  (March 2009 – April 2011)

Net Asset Value per Unit for Class C, December 31, 2012:  $1.3462

Monthly Rates of Return (4)

Month	2012	2011	2010	2009	2008
January	0.83%	(1.50)%	(2.84)%	0.36%	4.72%
February	1.79	2.37	2.38	.45	8.02
March	(2.04)	(1.09)	3.53	(3.40)	(1.89)
April	0.37	4.06	1.67	(3.26)	(4.61)
May	0.37	(4.58)	(3.24)	(2.34)	2.96
June	(4.85)	(2.99)	0.76	(8.33)	6.64
July	2.91	6.85	(1.57)	(1.52)	(7.30)
August	(3.07)	1.39	6.90	3.71	(3.44)
September	(3.70)	(0.04)	0.94	2.76	3.04
October	(4.60)	(3.82)	3.66	(4.73)	7.62
November	(1.58)	1.05	(4.32)	7.83	5.04
December	0.67	1.60	5.06	(5.24)	3.81
Compound Annual Rate of Return	(12.50)%	2.71%	12.95%	(13.86)%	25.80%

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit. The inception to date total return is 34.62%.

ASPECT FUTURESACCESS LLC

(CLASS D UNITS) (5)

December 31, 2012

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: April 2005

Aggregate Subscriptions:   $43,199,719

Current Capitalization:  $9,214,011

Worst Monthly Drawdown(2):  (8.13)% (June 2009)

Worst Peak-to-Valley Drawdown(3):  (16.75)%  (March 2009 – October 2010)

Net Asset Value per Unit for Class D, December 31, 2012:  $1.6565

Monthly Rates of Return (4)

Month	2012	2011	2010	2009	2008
January	1.03%	(1.29)%	(2.64)%	0.57%	4.94%
February	1.99	2.58	2.59	0.66	8.24
March	(1.83)	(0.89)	3.74	(3.21)	(1.68)
April	0.58	4.27	1.88	(3.06)	(4.46)
May	0.57	(4.38)	(3.04)	(2.14)	3.22
June	(4.65)	(2.79)	0.97	(8.13)	6.99
July	3.12	7.07	(1.37)	(1.31)	(7.23)
August	(2.87)	1.60	7.12	3.92	(3.30)
September	(3.50)	0.17	1.14	2.98	3.31
October	(4.40)	(3.62)	3.88	(4.53)	7.97
November	(1.37)	1.26	(4.12)	8.05	5.40
December	0.89	1.82	5.28	(5.04)	4.11
Compound Annual Rate of Return	(10.29)%	5.33%	15.81%	(11.68)%	29.38%

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit.  The inception to date total return is 65.65%.

ASPECT FUTURESACCESS LLC

(CLASS I UNITS) (5)

December 31, 2012

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: April 2005

Aggregate Subscriptions:   $39,687,505

Current Capitalization:  $10,688,469

Worst Monthly Drawdown(2):  (8.22)%  (June 2009)

Worst Peak-to-Valley Drawdown(3):  (17.12)%  (March 2009 – February 2011)

Net Asset Value per Unit for Class I, December 31, 2012:  $1.4940

Monthly Rates of Return (4)

Month	2012	2011	2010	2009	2008
January	.94%	(1.39)%	(2.74)%	0.48%	4.84%
February	1.90	2.49	2.50	0.56	8.14
March	(1.92)	(0.98)	3.65	(3.28)	(1.77)
April	0.48	4.18	1.79	(3.15)	(4.50)
May	0.49	(4.47)	(3.13)	(2.23)	3.08
June	(4.74)	(2.88)	0.88	(8.22)	6.78
July	3.03	6.97	(1.46)	(1.40)	(7.22)
August	(2.96)	1.51	7.02	3.83	(3.34)
September	(3.58)	0.08	1.05	2.88	3.16
October	(4.49)	(3.71)	3.79	(4.62)	7.76
November	(1.46)	1.17	(4.21)	7.95	5.18
December	0.79	1.72	5.18	(5.13)	3.95
Compound Annual Rate of Return	(11.27)%	4.17%	14.54%	(12.63)%	27.60%

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit.  The inception to date total return is 49.40%.

ASPECT FUTURESACCESS LLC

(CLASS DS UNITS) (5) (6)

December 31, 2012

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: April 2007

Aggregate Subscriptions:   $113,968,047

Current Capitalization:  $54,364,101

Worst Monthly Drawdown(2):  (8.13)%  (June 2009)

Worst Peak-to-Valley Drawdown(3):  (16.75)%  (March 2009 – October 2010)

Net Asset Value per Unit for Class DS, December 31, 2012:  $1.6494

Monthly Rates of Return (4)

Month	2012	2011	2010	2009	2008
January	1.04%	(1.29)%	(2.64)%	0.57%	4.94%
February	1.99	2.58	2.58	0.65	8.23
March	(1.83)	(0.89)	3.75	(3.21)	(1.67)
April	0.58	4.28	1.88	(3.06)	(4.37)
May	0.58	(4.38)	(3.04)	(2.14)	3.13
June	(4.66)	(2.79)	0.97	(8.13)	6.79
July	3.12	7.07	(1.37)	(1.31)	(7.01)
August	(2.87)	1.60	7.12	3.92	(3.71)
September	(3.50)	0.17	1.15	2.98	3.88
October	(4.40)	(3.62)	3.88	(4.53)	7.72
November	(1.37)	1.27	(4.12)	8.05	5.18
December	0.88	1.82	5.28	(5.05)	3.95
Compound Annual Rate of Return	(10.29)%	5.33%	15.81%	(11.69)%	28.85%

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit. The inception to date total return is 41.81%.

(6) Class DS was previously known as Class D-SM.

ASPECT FUTURESACCESS LLC

(CLASS DT UNITS) (5) (6)

December 31, 2012

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: June 2007

Aggregate Subscriptions:   $122,713,553

Current Capitalization:  $23,677,968

Worst Monthly Drawdown(2):  (8.09)%  (June 2009)

Worst Peak-to-Valley Drawdown(3):  (16.62)%  (March 2009 – October 2010)

Net Asset Value per Unit for Class DT, December 31, 2012:  $1.7271

Monthly Rates of Return (4)

Month	2012	2011	2010	2009	2008
January	1.14%	(1.26)%	(2.6)%	0.64%	5.26%
February	2.16	2.70	2.63	0.73	8.75
March	(1.91)	(0.91)	3.79	(3.22)	(1.75)
April	0.64	4.58	1.92	(3.02)	(4.63)
May	0.65	(4.61)	(3.00)	(2.10)	3.38
June	(4.71)	(2.71)	1.01	(8.09)	7.29
July	3.17	7.32	(1.33)	(1.27)	(7.47)
August	(2.83)	1.74	7.16	3.97	(3.41)
September	(3.46)	0.21	1.19	3.02	3.48
October	(4.36)	(3.81)	4.04	(4.50)	8.35
November	(1.33)	1.38	(4.20)	8.10	5.60
December	0.92	1.96	5.50	(5.01)	4.28
Compound Annual Rate of Return	(9.83)%	6.11%	16.58%	(11.23)%	31.29%

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit.  The inception to date total return is 34.98%.

(6) Class DT was previously known as Class D-TF.

ASPECT FUTURESACCESS LLC

(CLASS M UNITS) (5) (6)

December 31, 2012

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: April 2012

Aggregate Subscriptions:   $8,938,051

Current Capitalization:  $8,621,100

Worst Monthly Drawdown(2):  (4.66)%  (June 2012)

Worst Peak-to-Valley Drawdown(3):  (13.11)%  (June 2012 – December 2012)

Net Asset Value per Unit for Class M, December 31, 2012:  $.8868

Monthly Rates of Return (4)

Month	2012
January	0%
February	—
March	—
April	0.58
May	0.58
June	(4.65)
July	3.12
August	(2.87)
September	(3.50)
October	(4.41)
November	(1.37)
December	0.89
Compound Annual Rate of Return	(11.32)%

(1) Certain funds are structured so as to guarantee to investors that their investment will be worth no less than a specified amount (typically, the initial purchase price) as of a date certain after the date of investment.  The CFTC refers to such funds as “principal protected”. The Fund has no such feature.

(2) Worst Monthly Drawdown represents the largest negative Monthly Rate of Return experienced since April 1, 2012 by the Fund; a drawdown is measured on the basis of month-end Net Asset Value only, and does not reflect intra-month figures.

(3) Worst Peak-to-Valley Drawdown represents the greatest percentage decline since April 1, 2012 from a month-end cumulative Monthly Rate of Return without such cumulative Monthly Rate of Return being equaled or exceeded as of a subsequent month-end.  For example, if the Monthly Rate of Return was -1% in each of January and February, 1% in March and -2% in April, the Peak-to-Valley Drawdown would still be continuing at the end of April in the amount of approximately -3%, whereas if the Monthly Rate of Return had been approximately 3% in March, the Peak-to-Valley Drawdown would have ended as of the end of February at approximately the -2% level.

(4) Monthly Rate of Return is the net performance of the Fund during the month of determination (including interest income and after all expenses have been accrued or paid) divided by the total capital of the Fund as of the beginning of such month.

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit.  The inception to date total return is (11.32) %.

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

Results of Operations

General

The Trading Program applies a systematic and broadly diversified global investment system, which deploys multiple investment strategies that, primarily through the use of listed futures and F/X OTC contracts, seek to identify and exploit directional moves in the market behavior of a broad range of financial instruments and other assets including, but not limited to, currencies; interest rates; equities; equity indices; debt securities, including bonds; and commodities, including energy, metal and agricultural commodities.

Performance Summary

This performance summary is an outline description of how the Fund performed in the past, not necessarily any indication of how it will perform in the future.  In addition, the general causes to which certain price movements are attributed may or may not have caused such movements, but simply occurred at or about the same time.

Total Trading
Year ended December 31, 2012	Profit (Loss)

Interest Rates	$10,688,895
Agricultural	(2,510,922)
Currencies	(5,694,277)
Energy	(4,842,480)
Metals	(14,676,939)
Stock Indices	(8,088,208)
(25,123,931)
Brokerage Commissions	(853,631)
$(25,977,562)

The Fund experienced a net trading loss before brokerage commissions and related fees for the year ended December 31, 2012 of $25,123,931.  Profits were primarily attributable to the Fund trading in the interest rate sector posting profits. The agriculture, energy, currency, stock indices and metal sectors posted losses.

Interest rate sector posted profits to the Fund.  Profits were posted to the Fund at the beginning of the first quarter. Towards the end of January the U.S. Federal Reserve forecast that U.S. interest rates would remain low until the end of 2014, boosting U.S. treasuries. Gains were also made on long fixed income positions. Euribor futures rose amid the prospect of further liquidity injections by the European Central Bank.  Losses were posted to the Fund in the middle of the first quarter as bonds traded lower incurring losses from the Trading Program’s reducing long exposures. The Reserve Bank of Australia did not cut rates, contributing to the Trading Program making losses from its Australian bond exposures. The

U.S. Federal Reserve upwardly revised the economic outlook for the U.S. leading to a global sell-off in bonds which amounted to losses from the Trading Program’s fixed income exposures resulting in losses posted to the Fund at the end of the first quarter. Profits were posted to the Fund at the beginning of the second quarter as fixed income advanced, leading to gains from the Trading Program’s long bond and interest rate positions.  Profits were posted to the Fund in the middle of the second quarter as the central bank action also drove the Trading Program’s positive performance in fixed income. The Reserve Bank of Australia signaled the possibility of further rate cuts, thus driving the prices of Australian fixed income higher and benefiting the Trading Program’s long positioning. Losses were posted to the Fund at the end of the second quarter as fixed income sectors contributed negatively with losses dominated by long positions in German government bonds. U.S. Treasuries also declined following the U.S. Federal Reserve’s decision to extend ‘Operation Twist’ rather than provide a more aggressive form of easing. Profits were posted to the Fund at the beginning of the third quarter. The Bank of England extended their Quantitative Easing program while central banks in the Eurozone, China, Korea and South Africa cut rates in July. Accordingly, the Trading Program made gains across its long fixed income positions, except in Australia where the Reserve Bank surprised markets and kept rates on hold. Losses were posted to the Fund in the middle of the third quarter. Increased optimism surrounding Euro zone issues, the prospect of further quantitative easing by global central banks and strong U.S. economic data helped boost risk appetite during the month of August. As a result, losses arose from the Fund’s long exposure to fixed income. Losses were posted to the Fund at the end of the third quarter. In Europe, a ratification of the European Stability Mechanism by Germany and a strengthening of the pro-Euro political landscape helped increase risk appetite. As a result, the Trading Program generally incurred losses from long fixed income exposures. Losses were posted to the Fund at the beginning of the fourth quarter as positive sentiment regarding the Eurozone drove markets, causing bond markets to continue to fall and making the bonds sector the worst performing sector. Profits were posted to the Fund in the middle of the fourth quarter. The safe haven of government bonds attracted demand amid the uncertainty, leading to gains from most long positions held in the bonds sector.  Losses were posted to the Fund at the then end of the fourth quarter as the Trading Programs had long exposure to Japanese government bonds and as global government bond markets (other than Germany) sold off, making this the worst sector for the month of December.

The agriculture sector posted losses to the Fund.  Losses were posted to the Fund at the beginning through the middle of the first quarter due to the Trading Program’s short positions in agriculturals. Profits were posted to the Fund at the end of the first quarter as the Trading Program’s short position in coffee made gains as prices fell on signs that output from Brazil and Vietnam will increase. Profits were posted to the Fund at the beginning of the second quarter with gains coming in particular from long positions in the soy complex as news of strong demand, combined with poor weather in South America, pushed prices higher. Losses were posted to the Fund in the middle through the end of the second quarter as losses sustained from the net short position in the sector were lessened by long positions held in the soy complex which gained as news of low soil-moisture levels in the U.S. drove grain prices higher. Profits were posted to the Fund at the beginning of the third quarter. The impact of a U.S. drought pushed soy prices higher, to the benefit of the Trading Program’s long positions.  Profits were posted to the Fund in the middle of the third quarter. Short positions in sugar also made gains as prices fell due to declining demand from India and an acceleration of harvesting in Brazil. Losses were posted to the Fund at the end of the third quarter as the established trends in grains such as soy and corn reversed following improved conditions for the new planting season. Losses were posted to the Fund at the beginning of the fourth quarter as long positions in grains saw losses, but short positions in sugar and coffee gained from falling prices which was not enough to offset losses. Losses were posted to the Fund in the middle of the fourth quarter as long soy positions were negatively affected by expectations of high supplies. One highlight among commodities was the Trading Program’s short position in coffee, which made gains on forecasts of high production in Brazil and Vietnam. Losses were posted to the Fund at the end of the fourth quarter as the Trading Program’s short coffee exposure continued to profit following news of favorable harvesting conditions in South America.  The rest of the sector struggled however, especially grains markets where prices fell following forecasts of higher supply levels.

The energy sector posted losses to the Fund. Profits were posted to the Fund at the beginning of the first quarter as natural gas continued to trend lower, making the Trading Program’s short position the top performer. Additional gains in energies came from the Trading Program’s long position in reformulated gasoline as the price rallied on reports of U.S. refinery shutdowns. Profits were posted to the Fund in the middle of the first quarter as increased global demand and Iranian-induced supply-stresses meant the oil complex rallied strongly. Profits were posted to the Fund at the end of the first quarter due to the Trading Program’s short position in natural gas that made gains as continued warm weather and reports of high supplies pushed prices lower. Losses were posted to the Fund at the beginning of the second quarter. Oil markets fell as the International Energy Agency gave signs that the oil supply and demand in balance has started to ease, while talks between Iran and the West progressed. Losses were posted to the Fund in the middle of the second quarter. Oil prices were further pushed downwards by increasing inventories in the U.S. and a potential increase in supply by Saudi Arabia. Natural gas experienced a strong rally following short covering to the detriment of the Trading Program’s short positioning. Losses were posted to the Fund at the end of the second quarter as natural gas prices surged following reports of smaller than expected inventories and above average temperatures in the U.S. The Trading Program’s losses from natural gas were slightly offset by gains from short positions in crude oil as prices declined following weak U.S. and European employment data. Losses were posted to the Fund at the beginning of the third quarter. Natural gas appreciated in price as a result of hot weather in the U.S. and the Trading Program’s short exposures in the oils complex caused losses as geopolitical tensions and potential supply disruptions resulted in higher oil prices. Losses were posted to the Fund in the middle of the third quarter due to the Trading Program’s short positions in the energies sector. Oil prices rose due to the stronger U.S. economic data as well as bullish inventory statistics. However some gains were made from the Trading Program’s short natural gas positions amid forecasts of milder weather in the U.S. which was not enough to offset losses. Losses were posted to the Fund at the end of the third quarter. The Trading Program’s short natural gas exposure incurred losses as the onset of colder weather drove prices higher. Losses were posted to the Fund at the beginning of the fourth quarter as oil markets fell amid concerns over global demand and high West Texas Intermediate crude oil inventory levels, causing losses from long positions in oil products but gains from the short position in crude oil itself. Losses were posted to the Fund in the middle of the fourth quarter due to short positions in oil markets as prices rose due to unrest in the Middle East. Losses were posted to the Fund at the end of the fourth quarter as the energies sector finished the month close to flat as gains from a growing short position in natural gas were offset by small losses from the oils complex.

The currency sector posted losses to the Fund. Profits were posted to the Fund at the beginning of the first quarter.  The U.S. dollar fell in response, to the benefit of the Trading Program’s positions.  Profits were posted to the Fund in the middle of the first quarter. In Asia, the Bank of Japan began a liquidity operation, focusing on purchasing longer maturity Japanese government bonds in an apparent to bring about some inflation. This led the Japanese yen to weaken sharply against its longer term trend making. However, higher yielding currencies contributed to making the currencies sector a positive performer overall despite reversals in the Japanese yen and Euro. In Australia, as interest rates were left unchanged with rhetoric suggesting potential monetary easing in the near future, the Australian dollar fell making it the along with the Japanese yen the Trading Program’s worst performers resulting in losses posted to the Fund at the end of the first quarter. Losses were posted to the Fund at the beginning of the second quarter as the Trading Program’s long position in U.S. dollar/Japanese yen made losses as the U.S. dollar fell following a weaker-than-expected U.S. Gross Domestic Product growth figure towards the end of the month. Losses were posted to the Fund in the middle of the second quarter as the short U.S. dollar exposure was significantly reduced and switched to long towards the end of the month. Losses were posted to the Fund at the end of the second quarter as the U.S. dollar declined, resulting in losses for the Trading Program. Gains made from the Euro based cross pairs currencies such as the Swedish krona, Polish zloty and Hungarian forint continued to be supported by Eurozone uncertainty were not enough to overcome the losses from the Trading Program’s short Euro position against the U.S. dollar. Profits were posted to the Fund at the beginning of the third quarter as the Trading Program’s short Euro position, especially against the Swedish krona, made the currencies sector the top performer. Losses were posted to the Fund in the middle of the third quarter. The Euro also had a strong month, advancing against both the U.S. dollar and the Japanese yen, causing further losses for the Fund. The weakening Australian dollar and strengthening Swiss franc also led to negative performance from the Trading Program’s positioning in these currencies relative to the U.S. dollar. Losses were posted to the Fund at the end of the third quarter. The U.S. dollar depreciated in the middle of September, as the U.S. Federal Reserve initiated an open-ended quantitative easing program, thus benefiting the Trading Program’s short exposures especially against the New Zealand and Singapore dollar. However, some of these currency gains were offset by losses from a stronger Euro where the Trading Program held a net short exposure. Losses were posted to the Fund at the beginning of the fourth quarter as the U.S. dollar strengthened against commodity currencies, leading to losses from the currencies sector. Additionally, the long position in the Swedish krona against the Euro suffered from uncertainty over the economic outlook for Sweden. Profits were posted to the Fund in the middle of the fourth quarter as the Trading Program’s short exposure to the Japanese yen against the U.S. dollar made gains following the Japanese government’s decision to dissolve parliament and call an early election in December. Additional gains came from the Trading Program’s short Euro positions against other European currencies. Profits were posted to the Fund at the then end of the fourth quarter. The Trading Program’s short exposure to the Japanese yen profited from the resulting moves.

The stock indices sector posted losses to the Fund.  Losses were posted to the Fund at the beginning of the first quarter as the rise in global stock markets resulted in losses from short positions, especially in Asian indices. Notably, Chinese indices were also driven upwards by speculation of further monetary easing by The People’s Bank of China. Profits were posted to the Fund in the middle of the first quarter as the European Central Bank’s anticipated long-term refinancing operation was over-subscribed when it finally occurred. As a result, world equity markets rallied to the Trading Program’s benefit. Profits continued to be posted to the Fund at the end of the first quarter as the Trading Program made gains from its long stock index exposures. Losses were posted to the Fund at the beginning of the second quarter. Japanese stock indices fell sharply, and in an effort to boost Japan’s economy the Bank of Japan expanded its asset purchase program.  Losses were posted to the Fund in the middle of the second quarter. Risk aversion dominated markets following poor U.S. labor market data at the start of the month, increasing concerns about Greece exiting the Euro and the health of banks in Spain. Equity markets sold off and the U.S. dollar strengthened. The Trading Program responded to these sharp reversals and switched to a net short position in stock indices by the middle of the month. Losses were posted to the Fund at the end of the second quarter. The majority of June’s losses occurred on the last trading day as European leaders agreed to ease repayment rules for Spanish banks and help reduce Italy’s borrowing costs. Broadly, June was characterized by a return of risk appetite amid expectations that central banks would act to help spur growth. Losses were posted to the Fund at the beginning through the middle of the third quarter. Increased optimism surrounding Euro zone issues, the prospect of further quantitative easing by global central banks and stronger U.S. economic data helped boost risk appetite during the month of August.  As a result, losses arose from the Trading Program’s long exposure to fixed income and the remaining short positions within the stock indices sector. Losses were posted to the Fund at the end of the third quarter. In Europe, a ratification of the European Stability Mechanism by Germany and a strengthening of the pro-Euro political landscape helped increase risk appetite. As a result, the Trading Program incurred losses from the remaining short stock indices exposures. Losses were posted to the Fund at the beginning of the fourth quarter. The month of October began with a strong U.S. jobs report, which led to equity markets making gains while bonds sold off. However, equity markets later fell after the IMF cut its growth forecasts for most developed countries and focus turned to a disappointing U.S. earnings season. As a result losses came from the Trading Program’s net long exposure to stock indices, in particular from its long position in the Nasdaq 100. Profits were posted to the Fund in the middle of the fourth quarter as stock markets fell during the first half of the month, but later hopes that an agreement would be reached to provide aid to Greece led to a resurgence of risk appetite. Additionally, strong global economic data boosted stock markets, leading to profits from the Trading Program’s net long exposure to stock indices over the month. Profits were posted to the Fund at the end of the fourth quarter as long positions in stock indices were all generally profitable as markets ended the year positively.

The metals sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the first quarter from the Trading Program’s short positions in zinc and aluminum. Losses were posted to the Fund in the middle through the end of the first quarter. Losses were posted to the Fund at the beginning of the second quarter which reversed in the middle of the second quarter. The metals contributed positively to performance in May with gains being derived from short positions across both industrial and precious metals as prices declined with the general sell off in risky assets. Losses were posted to the Fund at the end of the second quarter as metal prices rose over the month of June resulting in losses for the Trading Program. Profits were posted to the Fund at the beginning of the third quarter as the Trading Program made gains from its short positions in base metals. Losses were posted to the Fund in the middle of the third quarter due to the Fund’s short positions in platinum. Losses were posted to the Fund at the end of the third quarter. In Europe, a ratification of the European Stability Mechanism by Germany and a strengthening of the pro-Euro political landscape helped increase risk appetite. As a result, the Trading Program generally incurred losses from the short exposures to industrial metals. Losses were posted to the Fund at the beginning of the fourth quarter as the Trading Program’s long position in gold struggled as metals prices fell on uncertainty about demand, in particular from China. Losses were posted to the Fund in the middle of the fourth quarter as the Trading Program’s short positions in industrial metals saw losses as prices rose following strong Chinese export data and as risk appetite started to return to markets in the second half of the month of November. Losses were posted to the Fund at the then end of the fourth quarter as losses in the metals sector came from long positions across the precious metals, with silver especially suffering as the price dropped in the third week.

Total Trading
Year ended December 31, 2011	Profit (Loss)

Interest Rates	$43,093,225
Agricultural	(7,968,416)
Currencies	(1,897,906)
Energy	6,595,182
Metals	(6,157,884)
Stock Indices	(5,939,394)
27,724,807
Brokerage Commissions	(667,386)
$27,057,421

The Fund experienced a net trading profit before brokerage commissions and related fees for the year ended December 31, 2011 of $27,724,807.  Profits were primarily attributable to the Fund trading in the interest rate and the energy sectors posting profits. The currency, stock indices, metals and the agriculture sectors posted losses.

The interest rate sector posted profits to the Fund. Losses were posted to the Fund at the beginning of the first quarter. The bonds sector saw losses from the Trading Program’s short positions in Australian instruments as the severe flooding in Australia saw prices rally on safe haven demand. Bonds rallied in February amid the flight to safety, to the detriment of the Trading Program’s short positions resulting in losses posted to the Fund. Expectations of an interest rate increase by the European Central Bank resulted in gains from the Trading Program’s short position in Euribor, which were offset by losses from long exposure to Eurodollar after the United States Federal Reserve announced that they would begin unwinding some stimulus measures. The first quarter ended with losses posted to the Fund. Losses continued to be posted to the Fund at the beginning of the second quarter as concerns about peripheral European debt boosted the prices of core European fixed income, resulting in losses from the Trading Program’s short positions in Euro, German bund and Euribor. Towards the end of the January a series of positive U.S. earnings announcements and successful European government bond auctions helped increase risk appetite but not enough to offset losses. Profits were posted to the Fund in the middle of the second quarter as interest rate futures rose due to safe haven appeal, to the benefit of the Trading Program’s long bond positions. Profits were posted to the Fund at the end of the second quarter as the Trading Program’s long positions in the fixed income markets, particularly in the German, U.S. and Japanese government bonds as prices rallied. In the United Kingdom, the minutes of the Monetary Policy Committee reinforced the Bank of England’s commitment to a low interest rate environment. Profits were posted to the Fund at the beginning of the third quarter. The Trading Program made strong gains from its long positions in both short term interest rates and bonds, with the United Kingdom fixed income and German 10-year government bonds being the strongest markets overall. Profits were posted to the Fund in the middle of the quarter as investors sought the safety of U.S. Treasuries, which rallied, benefiting the Fund’s long positions in fixed income. Profits continued to be posted to the Fund at the end of the third quarter from the Trading Program’s long positions in fixed income. Losses were posted to the Fund at the beginning of the fourth quarter as the European debt crisis drove market sentiment throughout October and the Trading Program had a difficult month. Early on in October strong U.S. economic data and the announcement of further quantitative ease by the Bank of England boosted risk appetite. This was compounded as Eurozone governments reached an agreement to help resolve the sovereign debt crisis and its impact on European banks. Elsewhere, encouraging data from Asia boosted Chinese and Hong Kong stock markets. These drivers saw equity markets rally while fixed income markets sold off, rewarding the Trading Program’s long U.S. stock indices exposure but resulting in losses from the Trading Program’s long fixed income. Losses were posted to the Fund in the middle of the fourth quarter. Heightened Eurozone concerns, prompted by the announcement of a possible Greek referendum on the proposed European Union bail-out package resulted in broad risk aversion early in November. Positive performance came from the Trading Program’s long positions in bonds, in particular from Australian bonds which were boosted by the Reserve Bank of Australia’s decision to cut interest rates. Towards the end of November the Trading Program’s long position in Japanese government bonds posted losses to the Fund as yields rose due to concern about Japan’s finances and the possibility of a credit rating downgrade. Profits were posted to the Fund at the end of the fourth quarter. The Eurozone crisis dominated news flow throughout the month and spurred a broad flight to safety, resulting in notable gains from the long bond positions.  The European Central Bank followed up a rate cut early in December by allocating a record amount in a single liquidity operation. Euribor prices rallied ahead of the fresh liquidity and this helped offset losses from Australian interest rate positions. Having cut rates twice in the quarter, the Reserve Bank of Australia commented on the strong domestic growth, decreasing expectations of further interest rate cuts.

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

Total Trading
Year ended December 31, 2010	Profit (Loss)

Interest Rates	$37,860,194
Agricultural	7,006,075
Currencies	12,209,555
Energy	(8,362,667)
Metals	5,265,584
Stock Indices	(6,128,219)
47,850,522
Brokerage Commissions	(631,326)
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

Substantially all of the Fund’s assets are held in cash.  The Net Asset Value of the Fund’s cash is not affected by inflation.  However, changes in interest rates could cause periods of strong up or down price trends, during which the Fund’s profit potential generally increases.  Inflation in commodity prices could also generate price movements, which the strategies might successfully follow.  The Fund should be able to close out its open trading positions and liquidate its holdings relatively quickly and at market prices, except in unusual circumstances.  This typically permits the Fund to limit losses as well as reduce market exposure on short notice should its strategies indicate doing so.

Investors in the Fund generally may redeem any or all of their Unties at Net Asset Value, effective as of (i) the 15th calendar day of each month and/or (ii) the last calendar day of each month (each a “Redemption Date”), upon providing eight business days notice.  MLAI, at any time in its discretion, may discontinue allowing redemptions as of the 15th calendar day of each month on a going forward basis.  Investors will remain exposed to fluctuations in Net Asset Value during the period between submission of their redemption requests and the applicable Redemption Date.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Fund’s open positions by market category for the fiscal periods. During the years ended December 31, 2012, and 2011 the Fund’s average Month-end Net Asset Value was approximately $299,617,773 and $296,128,625, respectively.

December 31, 2012

	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Agriculture	$5,232,855	1.75%	$8,773,514	$2,859,254
Currencies	1,351,329	0.45%	4,511,438	86,073
Energy	5,062,607	1.69%	11,422,080	974,200
Interest Rates	5,091,787	1.70%	8,692,769	2,522,805
Metals	1,335,381	0.45%	2,443,925	273,691
Stock Indices	8,159,192	2.72%	13,331,689	849,530

Total	$26,233,151	8.76%	$49,175,415	$7,565,553

December 31, 2011

	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Agriculture	$1,140,229	0.39%	$2,827,999	$24,521
Currencies	4,099,658	1.38%	6,686,255	839,884
Energy	7,231,768	2.44%	9,318,116	5,026,584
Interest Rates	4,870,166	1.64%	11,699,156	73,518
Metals	1,452,829	0.49%	2,835,599	30,469
Stock Indices	2,470,989	0.83%	3,871,846	1,534,743

Total	$21,265,639	7.17%	$37,238,971	$7,529,719

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

The following were the primary trading risk exposures of the Fund as of December 31, 2012, by market sector.

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

Agricultural Commodities

The Fund’s primary agricultural commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Grains, cocoa and livestock accounted for the substantial bulk of the Fund’s agricultural commodities exposure as of December 31, 2012.

Energy

The Fund’s primary energy market exposure is to natural gas and crude oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the primary non-trading risk exposures of the Fund as of December 31, 2012.

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

Risk Management

The management of risk is an integral part of the Aspect Trading System.  The Trading Advisor’s focus within risk management is on targeting, measuring and managing risk.  Owing to the leverage inherent in futures trading, position sizes are set according to the Trading Advisor’s expectation of the risk that the positions will provide, rather than the amount of capital required to fund the positions.

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

Item 8: Financial Statements and Supplementary Data

Eight quarters through December 31, 2012

	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	2012	2012	2012	2012	2011	2011	2011	2011
Total Income (Loss)	$(13,133,943)	$(8,673,370)	$(10,506,796)	$6,336,538	$(204,150)	$32,471,020	$(8,069,693)	$2,882,749
Total Expenses	2,726,177	2,946,519	2,019,055	3,689,156	2,280,930	6,870,879	2,101,801	2,501,536
Net Income (Loss)	$(15,860,120)	$(11,619,889)	$(12,525,851)	$2,647,382	$(2,485,080)	$25,600,141	$(10,171,494)	$381,213

Net Income (Loss) per	$(0.0806)	$(0.0581)	$(0.0658)	$0.0142	$(0.0132)	$0.1391	$(0.0566)	$0.0022
weighted average Units (a)

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

Item 9: Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A: Controls and Procedures

Disclosure Controls and Procedures

MLAI’s Chief Executive Officer and the Chief Financial Officer, on behalf of the Fund, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act) with respect to the Fund as of and for the year which ended December 31, 2012, and, based on its evaluation, has concluded that these disclosure controls and procedures are effective.

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

The Fund’s management assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2012.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework”.

Based on its assessment the Fund’s management concluded that at December 31, 2012, the Fund’s internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting (in connection with Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act) occurred during the quarter ended December 31, 2012 that has materially affected, or is reasonable likely to materially affect, the Fund’s internal control over financial reporting.

Item 9B:  Other Information

Not Applicable.

PART III

Item 10: Directors, Executive Officers and Corporate Governance

10(a) and 10(b)    Identification of Directors and Executive Officers:

As a limited liability company, the Fund has no officers or directors and is managed by MLAI. Trading decisions are made by Aspect on behalf of the Fund.

The managers and executive officers of MLAI and their respective business backgrounds are as follows:

Deann Morgan	Chief Executive Officer, President and Manager

Barbra E. Kocsis	Chief Financial Officer and Vice President

James L. Costabile	Vice President and Manager

Colleen R. Rusch	Vice President and Manager

Steven L. Suss	Vice President and Manager

Deann Morgan, age 43, has been the Chief Executive Officer and President of MLAI since June 2012 and is a Managing Director within the Global Wealth and Retirement Solutions group (“GWRS”) which is a business unit within the BAC Global Wealth & Investment Management group (“GWIM”), a division of BAC.  As a Vice President of MLAI from March 2008 through June 2012, Ms. Morgan was responsible for overseeing GWRS Alternative Investments Origination.  From April 2006 until December 2008, Ms. Morgan was a Director for BAC’s Investments, Wealth Management & Insurance group, where she was responsible for origination of private equity and listed alternative investments.  She received her M.B.A. from the University of Chicago and her B.B.A. from University of Michigan and is a Chartered Financial Analyst (CFA) charterholder.   Ms. Morgan has been registered with the CFTC as an associated person and listed as a principal of MLAI since August 21, 2009.  Ms. Morgan has also been registered with the CFTC as an associated person of MLPF&S since April 13, 2009.

Barbra E. Kocsis, age 46, is the Chief Financial Officer for MLAI, has been listed with the CFTC as a principal of MLAI since May 21, 2007 and is a Director within BAC’s Global Wealth Investment Management Technology and Operations group, a position she has held since October 2006.  Ms. Kocsis’ responsibilities include providing a full range of specialized financial and tax accounting services for the Alternative Investment products offered through MLPF&S and US Trust.  She graduated cum laude from Monmouth College with a Bachelor of Science in Business Administration/Accounting.

James L. Costabile, age 37, has been a Vice President of MLAI and a Managing Director within GWRS responsible for alternative investment distribution for BAC since July 2007 and U.S. Trust since January 2009.  U.S. Trust is a division of BAC. Mr. Costabile has been listed as a principal of MLAI since July 14, 2010.  He has also been registered with the CFTC as an associated person of the MLPF&S since August 20, 2007.  Mr. Costabile received a B.S. from Fordham University and holds the Chartered Alternative Investment Analyst designation.

Colleen R. Rusch, age 45, is a Managing Director and Head of Alternative Investments Platform Management within the Global Wealth and Retirement Solutions Group (“GWRS”) and has been a Vice President of MLAI and a Director within GWRS since January 2008.  She is responsible for overseeing GWRS Alternative Investments operations, service and trading platform since January 2008.  From December 2007 to February 2012, she was a Director of MLAI.  Ms. Rusch has been listed as a principal of MLAI since September 14, 2010.  Ms. Rusch holds a B.S. degree in Business Administration from Saint Peter’s College.

Steven L. Suss, age 53, has been a Vice President of MLAI since June 2012.  He has been a Managing Director within GWIM’s Alternative Investments Group, a division within BAC that provides advisory and other services to high net worth clients, since January 2008, responsible for managing finance, operational and other business aspects of BAC’s alternative investment platform.  Mr. Suss has been listed as a principal of MLAI since June 12, 2012.  Mr. Suss is also a director and the President of BACAP Alternative Advisors Inc. (“BACAP”), an alternative investment advisor affiliated with BAC.  He has held these positions at BACAP since July 1, 2007, and is responsible for the management and supervision of the overall business of BACAP.  Mr. Suss has also served as Senior Vice President of Bank of America Capital Advisors LLC (“BACA”) since July 2007.  BACA is an investment advisor focusing on alternative investment products and Mr. Suss is responsible within that entity for the management of financial reporting and the operational affairs of the investment vehicles managed by BACA.  Prior to these existing roles, Mr. Suss has performed various other roles within BAC:  he has served as Senior Vice President at Banc of America Investment Advisors Inc. (“BAIA”), another alternative investment advisor affiliated with BAC, from July 2007 to March 2010; he was Senior Vice President of U.S. Trust Hedge Fund Management, Inc., a hedge fund manager associated with BAC, from June 2007 to March 2010, and served as its Chief Financial Officer and Treasurer from October 2007 to March 2010; and he was Senior Vice President of UST Advisers, Inc., an investment adviser associated with BAC, from July 2007 to May 2008.  In the above roles with BAIA, U.S. Trust Hedge Fund Management, Inc. and UST Advisers, Inc., Mr. Suss was responsible for the management of financial reporting and operational matters of alternative investment funds managed by those entities.  Mr. Suss received a B.B.A. from the University of Texas at Austin.

As of December 31, 2012, the principals of MLAI had no investment in the Fund, and MLAI’s sponsor interest in the Fund was valued at $0.

MLAI acts as the sponsor, general partner or manager to ten public futures funds whose units of limited partner interests or limited liability company interests are registered under the Securities Exchange Act: Aspect Futures Access LLC, ML BlueTrend FuturesAccess LLC, Highbridge Commodities FuturesAccess LLC, Man AHL FuturesAccess LLC, Ortus Currency FuturesAccess LLC, ML Select Futures I L.P., Systematic Momentum FuturesAccess LLC, ML Transtrend DTP Enhanced FuturesAccess LLC, ML Trend-Following Futures Fund L.P, and ML Winton FuturesAccess LLC. Because MLAI serves as the sole sponsor, general partner or manager of each of these funds, the officers and managers of MLAI effectively manage them as officers and directors of such funds.

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

Item 11: Executive Compensation

The managers and officers of MLAI are remunerated by BAC in their respective positions.  The Fund does not have any officers, managers or employees.  The Fund pays Sponsor fees to MLAI and brokerage commissions to MLPF&S, which is a BAC affiliate.   MLAI also receives a portion of the management fees and performance fees.  MLAI or BAC affiliates may also receive certain economic benefits from possession of the Fund’s U.S. dollar assets.  The managers and officers receive no “other compensation” from the Fund, and the managers receive no compensation for serving as managers of MLAI.  There are no compensation plans or arrangements relating to a change in control of either the Fund or MLAI.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)                                 Security Ownership of Certain Beneficial Owners:

Not applicable. (The Units represent limited liability company interests. The Fund is managed by its Manager, MLAI.)

(b)           Security Ownership of Management:

As of December 31, 2012, MLAI owned no Unit-equivalent member interests. The principals of MLAI did not own any Units.

(c)                                  Changes in Control:

None.

(d)                                 Securities Authorized for Issuance Under Equity Compensation Plans:

Not applicable.

Item 13: Certain Relationships and Related Transactions and Director Independence

(a)                                 Transactions between BAC and the Fund

Many of the primary service providers to the Fund are BAC affiliates, including MLPF&S and MLIB.  The fees paid by the Fund to any BAC parties were established by the BAC parties based on rates charged to similarly-situated customers rather than being negotiated.  These fees are likely higher than would have been obtained in arms-length bargaining.

The Fund pays BAC substantial brokerage commissions as well as prime brokerage fees and bid-ask spreads on F/X and other OTC trades. The Fund pays MLAI Sponsor fees, management fees and performance fees.

The Fund maintains, cash, collateral and margin balances with MLFP&S and MLIB, providing these BAC affiliates funding benefits from possession of the Fund’s capital.

No loans have been, outstanding between MLAI or any of its principals and the Fund.

MLAI pays selling commissions and trailing commissions to MLPF&S for distributing the Units.  MLAI is ultimately paid back for these expenditures from the revenues it receives from the Fund.

(b)                                 Certain Business Relationships:

MLPF&S, an affiliate of MLAI, acts as the principal commodity broker for the Fund.

In 2012, the Fund directly expensed:  (i) brokerage commissions of $853,631 to MLPF&S, $6,063,474 in management fees earned by Aspects and MLAI; and (ii) Sponsor fees of $4,335,920 to MLAI.  In addition, MLAI and its affiliates may have derived certain economic benefits from possession of a portion of the Fund’s assets, as well as from foreign exchange and EFP trading.

See Item 1(c), “Narrative Description of Business — Charges” and “— Description of Current Charges” for a discussion of other business dealings between MLAI affiliates and the Fund.

(c)                                  Indebtedness of Management:

None.

(d)                                 Transactions with Promoters:

Not applicable.

(e)                                  Director Independence:

No person who served as a manager of MLAI during 2012 could be considered independent based on the definition of an independent director under the NASDAQ rules.

Item 14: Principal Accounting Fees and Services

(a)                                 Audit Fees

Aggregate fees billed directly to the Fund for professional services rendered by the principal accountant, PricewaterhouseCoopers LLP, in connection with the audit of the Fund’s financial statements, review of financial statements included in the Fund’s Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements, for the years ended December 31, 2012 and 2011 were $163,000 and $113,500, respectively.

(b)                                 Audit-Related Fees

There were no other audit-related fees billed for the years ended December 31, 2012 and 2011 related to the Fund.

(c)                                  Tax Fees

No fees were billed by PricewaterhouseCoopers LLP or any member firms of PricewaterhouseCoopers and their respective affiliates for the years ended December 31, 2012 and 2011 for professional services rendered to the Fund in connection with tax compliance, tax advice and tax planning.

(d)                                 All Other Fees

No fees were billed by PricewaterhouseCoopers LLP or any member firms of PricewaterhouseCoopers and their respective affiliates for the years ended December 31, 2012 and 2011 for professional services rendered to the Fund.

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

3.                                      Exhibits:

The following exhibits are incorporated by reference or are filed herewith to this Annual Report on Form 10-K:

Designation	Description

3.01	Amended and Restated Certificate of Formation of Aspect FuturesAccess LLC.

Exhibit 3.01:	Is incorporated by reference from Exhibit 3.01 contained in the registrant’s Report on Form 8-K filed on February 14, 2012.

3.02	Fifth Amended and Restated Limited Liability Company Operating Agreement of Aspect FuturesAccess LLC.

Exhibit 3.02	Is incorporated by reference from Exhibit 3.02 contained in the registrant’s Report on Form 8-K filed on December 6, 2012.

10.01	Customer Agreements between ML Aspect FuturesAccess LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated.

Exhibit 10.01:	Is incorporated by reference from Exhibit 10.01 contained in Amendment No. 1 to the registrant’s Registration Statement on Form 10 filed on February 12, 2008.

10.02	Advisory Agreement among ML Aspect FuturesAccess LLC, ML Aspect FuturesAccess Ltd., Aspect Capital Limited and Merrill Lynch Alternative Investments LLC.

Exhibit 10.02:	Is incorporated by reference from Exhibit 10.02 contained in the registrant’s Registration Statement on Form 10 filed on December 20, 2004.

13.01	2012 Annual Report and Report of Independent Registered Public Accounting Firm.

Exhibit 13.01:	Is filed herewith.

31.01 and 31.02	Rule 13a-14(a)/15d-14(a) Certifications.

Exhibit 31.01
and 31.02:	Are filed herewith.

32.01 and 32.02	Section 1350 Certifications.

Exhibit 32.01
and 32.02:	Are filed herewith.

Exhibit 101

The following materials from the Fund’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Financial Condition (ii) Statements of Operations (iii) Statements of Changes in Members’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text.

Exhibit 101	Is filed herewith.

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

ASPECT FUTURESACCESS LLC

By: MERRILL LYNCH ALTERNATIVE INVESTMENTS LLC, MANAGER

By:	/s/ Deann Morgan

Chief Executive Officer, President and Manager
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Deann Morgan	Chief Executive Officer, President and Manager	March 27, 2013
Deann Morgan

/s/ Barbra E. Kocsis	Chief Financial Officer and Vice President	March 27, 2013
Barbra E. Kocsis	(Principal Financial and Accounting Officer)

/s/Steven L. Suss	Vice President and Manager	March 27, 2013
Steven L. Suss

/s/James L. Costabile	Vice President and Manager	March 27, 2013
James L. Costabile

/s/Colleen R. Rusch	Vice President and Manager	March 27, 2013
Colleen R. Rusch

(Being the principal executive officer, the principal financial and accounting officer and a majority of the managers of Merrill Lynch Alternative Investments LLC)

ASPECT FUTURESACCESS LLC

2012 FORM 10-K

INDEX TO EXHIBITS

Exhibit

Exhibit 13.01	2012 Annual Report and Report of Independent Registered Public Accounting Firm

Exhibit 31.01 and 31.02	Rule 13a - 14(a) / 15d - 14(a) Certifications

Exhibit 32.01 and 32.02	Sections 1350 Certifications

Exhibit 101

The following materials from the Fund’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Financial Condition (ii) Statements of Operations (iii) Statements of Changes in Members’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text.