Form 10-Q
period 2013-03-31
Aspect FuturesAccess LLC
filed 2013-05-15
CIK 1309132

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of March 31, 2013, 180,799,613 units of limited liability company interest were outstanding.

ASPECT FUTURESACCESS LLC

QUARTERLY REPORT FOR MARCH 31, 2013 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

ASPECT FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	March 31,	December 31,
	2013	2012
ASSETS:
Equity in commodity trading accounts:
Cash (including restricted cash of $31,365,579 for 2013 and $25,873,362 for 2012)	$260,905,495	$273,776,825
Net unrealized profit on open futures contracts	7,548,647	4,426,946
Net unrealized profit on open forwards contracts	—	655,236
Cash	529,451	562,107
Other assets	87	20,328

TOTAL ASSETS	$268,983,680	$279,441,442

LIABILITIES AND MEMBERS’ CAPITAL:
LIABILITIES:
Brokerage commissions payable	$21,672	$18,934
Sponsor and Advisory fees payable	758,908	788,788
Redemptions payable	3,147,033	4,802,586
Net unrealized loss on open futures contracts	1,765,734	1,282,046
Net unrealized loss on open forwards contracts	1,774,990	—
Other liabilities	370,654	308,095

Total liabilities	7,838,991	7,200,449

MEMBERS’ CAPITAL:
Members’ Interest (180,799,613 Units and 190,525,071 Units)	261,144,689	272,240,993
Total members’ capital	261,144,689	272,240,993

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$268,983,680	$279,441,442

NET ASSET VALUE PER UNIT:
(Based on 180,799,613 and 190,525,071 Units outstanding; unlimited Units authorized)

Class A	$1.4696	$1.4498
Class C	$1.3612	$1.3462
Class D	$1.6855	$1.6565
Class I	$1.5160	$1.4940
Class DS	$1.6783	$1.6494
Class DT	$1.7596	$1.7271
Class M	$0.9023	$0.8868

See notes to financial statements.

 ASPECT FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three
	months ended	months ended
	March 31,	March 31,
	2013	2012
TRADING PROFIT (LOSS):

Realized, net	$6,575,549	$12,141,063
Change in unrealized, net	207,787	(5,601,241)
Brokerage commissions	(215,806)	(200,447)

Total trading profit (loss), net	6,567,530	6,339,375

INVESTMENT INCOME (EXPENSE):
Interest, net	565	(2,837)

EXPENSES:
Management fee	1,329,747	1,553,112
Sponsor fee	991,793	1,049,393
Performance fee	—	889,783
Other	254,504	196,868
Total expenses	2,576,044	3,689,156

NET INVESTMENT INCOME (LOSS)	(2,575,479)	(3,691,993)

NET INCOME (LOSS)	$3,992,051	$2,647,382

NET INCOME (LOSS) PER UNIT:

Weighted average number of Units outstanding
Class A	21,424,150	17,659,396
Class C	98,441,225	90,933,918
Class D	5,562,428	4,932,784
Class I	6,994,816	10,867,011
Class DS	31,034,722	44,889,404
Class DT	13,351,543	17,390,530
Class M	9,976,859	—

Net income (loss) per weighted average Unit
Class A	$0.0201	$0.0120
Class C	$0.0159	$0.0066
Class D	$0.0290	$0.0215
Class I	$0.0235	$0.0144
Class DS	$0.0342	$0.0245
Class DT	$0.0339	$0.0274
Class M	$0.0150	$—

See notes to financial statements.

ASPECT FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(unaudited) (in Units)

	Members’ Capital December 31, 2011	Subscriptions	Redemptions	Members’ Capital March 31, 2012	Members’ Capital December 31, 2012	Subscriptions	Redemptions	Members’ Capital March 31, 2013
Class A	16,360,228	2,046,558	(712,498)	17,694,288	21,463,611	918,842	(1,206,573)	21,175,880
Class C	85,475,661	9,806,682	(3,346,771)	91,935,572	99,953,893	2,159,081	(6,393,404)	95,719,570
Class D	4,932,784	—	—	4,932,784	5,562,428	—	—	5,562,428
Class I	10,690,500	323,709	(454,039)	10,560,170	7,154,253	146,591	(513,835)	6,787,009
Class DS	46,734,768	—	(6,359,185)	40,375,583	32,959,715	282,833	(3,965,850)	29,276,698
Class DT	17,819,553	—	(1,451,449)	16,368,104	13,709,450	—	(1,079,232)	12,630,218
Class M*	—	—	—	—	9,721,721	741,574	(815,485)	9,647,810

Total Members’ Units	182,013,494	12,176,949	(12,323,942)	181,866,501	190,525,071	4,248,921	(13,974,379)	180,799,613

* Units issued on April 1, 2012

See notes to financial statements.

ASPECT FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(unaudited)

	Members’ Capital December 31, 2011	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital March 31, 2012	Members’ Capital December 31, 2012	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital March 31, 2013
Class A	$26,838,790	$3,389,304	$(1,184,450)	$211,761	$29,255,405	$31,117,660	$1,368,345	$(1,796,145)	$431,139	$31,120,999
Class C	131,513,252	15,302,649	(5,205,019)	596,628	142,207,510	134,557,684	2,967,124	(8,798,913)	1,569,985	130,295,880
Class D	9,108,026	—	—	106,084	9,214,110	9,214,011	—	—	161,301	9,375,312
Class I	18,000,337	553,679	(771,879)	156,434	17,938,571	10,688,469	225,299	(789,191)	164,393	10,288,970
Class DS	85,925,338	—	(11,926,351)	1,099,147	75,098,134	54,364,101	466,363	(6,758,513)	1,062,594	49,134,545
Class DT	34,131,941	—	(2,836,196)	477,328	31,773,073	23,677,968	—	(1,906,939)	452,603	22,223,632
Class M*	—	—	—	—	—	8,621,100	680,000	(745,785)	150,036	8,705,351

Total Members’ Interest	$305,517,684	$19,245,632	$(21,923,895)	$2,647,382	$305,486,803	$272,240,993	$5,707,131	$(20,795,486)	$3,992,051	$261,144,689

* Units issued on April 1, 2012

See notes to financial statements.

ASPECT FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class DS	Class DT	Class M
Per Unit Operating Performance:

Net asset value, beginning of period	$1.4498	$1.3462	$1.6565	$1.4940	$1.6494	$1.7271	$0.8868

Net realized and net change in unrealized trading profit (loss)	0.0354	0.0328	0.0404	0.0364	0.0402	0.0421	0.0216
Brokerage commissions	(0.0012)	(0.0011)	(0.0013)	(0.0012)	(0.0013)	(0.0014)	(0.0007)
Interest income, net (c)	0.0000	0.0000	0.0000	0.0000	0.0000	0.0000	0.0000
Expenses	(0.0144)	(0.0167)	(0.0101)	(0.0132)	(0.0100)	(0.0082)	(0.0054)

Net asset value, end of period	$1.4696	$1.3612	$1.6855	$1.5160	$1.6783	$1.7596	$0.9023

Total Return: (a)

Total return before Performance fees	1.37%	1.12%	1.75%	1.47%	1.75%	1.88%	1.75%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Total return after Performance fees	1.37%	1.12%	1.75%	1.47%	1.75%	1.88%	1.75%

Ratios to Average Member’s Capital: (b)

Expenses (excluding Performance fees)	0.97%	1.22%	0.60%	0.87%	0.60%	0.47%	0.60%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Expenses (including Performance fees)	0.97%	1.22%	0.60%	0.87%	0.60%	0.47%	0.60%

Net investment income (loss)	-0.97%	-1.22%	-0.59%	-0.87%	-0.59%	-0.47%	-0.59%

(a) The total return calculations are based on compounded monthly returns and are calculated for each class taken as a whole. An individual members’ return may vary from these returns based on timing of capital transactions.

(b) The ratios to average members’ capital have been annualized. The total return ratios are not annualized.

(c) Interest income, net is less than $0.0001 per Unit

See notes to financial statements.

ASPECT FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class DS	Class DT
Per Unit Operating Performance:

Net asset value, beginning of period	$1.6405	$1.5386	$1.8464	$1.6838	$1.8386	$1.9154

Net realized and net change in unrealized trading profit (loss)	0.0344	0.0323	0.0387	0.0353	0.0385	0.0401
Brokerage commissions	(0.0011)	(0.0010)	(0.0012)	(0.0011)	(0.0012)	(0.0012)
Interest income, net (c)	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)
Expenses	(0.0204)	(0.0231)	(0.0160)	(0.0193)	(0.0159)	(0.0131)

Net asset value, end of period	$1.6534	$1.5468	$1.8679	$1.6987	$1.8600	$1.9412

Total Return: (a)

Total return before Performance fees	1.07%	0.81%	1.44%	1.17%	1.44%	1.57%
Performance fees	-0.30%	-0.30%	-0.30%	-0.30%	-0.30%	-0.25%
Total return after Performance fees	0.77%	0.51%	1.14%	0.87%	1.14%	1.32%

Ratios to Average Member’s Capital: (b)

Expenses (excluding Performance fees)	0.94%	1.19%	0.57%	0.84%	0.57%	0.44%
Performance fees	0.29%	0.29%	0.29%	0.29%	0.29%	0.24%
Expenses (including Performance fees)	1.23%	1.48%	0.86%	1.13%	0.86%	0.68%

Net investment income (loss)	-1.23%	-1.48%	-0.86%	-1.13%	-0.86%	-0.68%

(a) The total return calculations are based on compounded monthly returns and are calculated for each class taken as a whole. An individual members’ return may vary from these returns based on timing of capital transactions.

(b) The ratios to average members’ capital have been annualized. The total return ratios are not annualized.

(c) Interest income, net is less than $0.0001 per Unit

See notes to financial statements.

ASPECT FUTURESACCESS LLC

(a Delaware Limited Liability Company)

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Aspect FuturesAccess LLC (formerly ML Aspect FuturesAccess LLC ) (the “Fund”), a Merrill Lynch FuturesAccessSM Program (“FuturesAccess”) fund, was organized under the Delaware Limited Liability Company Act on May 17, 2004 and commenced trading activities on April 1, 2005.  The Fund engages in the speculative trading of futures and forward contracts on a wide range of commodities.  Aspect Capital Limited (“Aspect” or “Trading Advisor”) is the trading advisor of the Fund. The Trading Advisor trades the Aspect Diversified Program (the “Trading Program”) for the Fund.

Merrill Lynch Alternative Investments LLC (“MLAI” or “Sponsor”) is the sponsor and manager of the Fund. MLAI is an indirect wholly-owned subsidiary of Bank of America Corporation. Bank of America Corporation and its affiliates are referred to herein as “BAC”. Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”) is currently the exclusive clearing broker for the Fund.  The Sponsor may select other parties as clearing broker(s). Merrill Lynch International Bank, Ltd. (“MLIB”) is the primary foreign exchange (“F/X”) forward prime broker for the Fund.  The Sponsor may select other parties as F/X or other over-the-counter (“OTC”) prime brokers, including Bank of America N.A. (“BANA”).  MLPF&S, MLIB and BANA are BAC affiliates.

FuturesAccess is a group of managed futures funds sponsored by MLAI (“FuturesAccess Funds”).  FuturesAccess is exclusively available to investors that have investment accounts with Merrill Lynch Wealth Management, U.S. Trust and other divisions or affiliates of BAC.  FuturesAccess Funds currently are composed of direct-trading funds advised by a single trading advisor or funds of funds for which MLAI acts as the advisor and allocates capital among multiple trading advisors.  Each FuturesAccess Fund is generally similar in terms of fees, although redemption terms vary among FuturesAccess Funds.  Each trading advisor participating in FuturesAccess employs different technical, fundamental, systematic and/or discretionary strategies.

Interests in the Fund are not insured or otherwise protected by the Federal Deposit Insurance Corporation or any other government authority.  Interests are not deposits or other obligations of, and are not guaranteed by, BAC or by any bank.  Interests are subject to investment risks, including the possible loss of the full amount invested.

In the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of the Fund as of March 31, 2013 and December 31, 2012 and the results of its operations for the three month periods ended March 31, 2013 and 2012.  However, the operating results for the interim periods may not be indicative of the results for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted.  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Fund’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2012.

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

2.              CONDENSED SCHEDULES OF INVESTMENTS

The Fund’s investments, defined as net unrealized profit (loss) on open contracts on the Statements of Financial Condition, as of March 31, 2013 and December 31, 2012 are as follows:

March 31, 2013

		Long Positions			Short Positions		Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts/Notional*	Profit (Loss)	Members’ Capital	Contracts/Notional*	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	221	$153,029	0.06%	(2,214)	$1,369,762	0.52%	$1,522,791	0.58%	April 2013 - July 2013
Currencies*	2,052,747,132	(1,122,881)	-0.43%	(6,885,122,684)	(661,445)	-0.25%	(1,784,326)	-0.68%	April 2013 - June 2013
Energy	1,025	896,396	0.34%	(31)	(68,489)	-0.03%	827,907	0.31%	April 2013 - May 2013
Interest rates	8,387	2,684,165	1.03%	(1,912)	(1,237,015)	-0.47%	1,447,150	0.56%	June 2013 - September 2015
Metals	214	(353,932)	-0.14%	(1,214)	1,810,961	0.69%	1,457,029	0.55%	May 2013 - July 2013
Stock indices	2,799	541,979	0.21%	(100)	(4,607)	0.00%	537,372	0.21%	April 2013 - June 2013

Total		$2,798,756	1.07%		$1,209,167	0.46%	$4,007,923	1.53%

December 31, 2012

		Long Positions			Short Positions		Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts/Notional*	Profit (Loss)	Members’ Capital	Contracts/Notional*	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	326	$(168,590)	-0.06%	(1,375)	$1,275,558	0.47%	$1,106,968	0.41%	February 2013 - March 2013
Currencies*	5,687,194,901	13,309	0.00%	(6,394,391,642)	727,423	0.27%	740,732	0.27%	January 2013 - March 2013
Energy	248	268,765	0.10%	(693)	166,215	0.06%	434,980	0.16%	January 2013 - February 2013
Interest rates	7,047	199,089	0.07%	(624)	(30,816)	-0.01%	168,273	0.06%	March 2013 - June 2015
Metals	1,029	(861,550)	-0.32%	(735)	(775,158)	-0.28%	(1,636,708)	-0.60%	February 2013 - April 2013
Stock indices	4,017	3,012,821	1.11%	(15)	(26,930)	-0.01%	2,985,891	1.10%	January 2013 - March 2013

Total		$2,463,844	0.90%		$1,336,292	0.50%	$3,800,136	1.40%

*Currencies are stated in notional amounts.

No individual contract’s unrealized profit or loss comprised greater than 5% of Members’ Capital as of March 31, 2013 and December 31, 2012. With respect to each commodity industry sector listed in the above chart, the net unrealized profit (loss) on open positions is the sum of the unrealized profits (loss) of long positions and short positions of the open contracts, netting unrealized losses against unrealized profits as applicable.  Net unrealized profit and loss provides a rough measure of the exposure of the Fund to the various sectors as of the date listed, although such exposure can change at any time.

3.   FAIR VALUE OF INVESTMENTS

Fair value of an investment is the amount that would be received to sell the investment in an orderly transaction between market participants at the measurement date (i.e. the exit price). All investments (including derivative financial instruments and derivative commodity instruments) are held for trading purposes.  The investments are recorded on trade date and open contracts are recorded at fair value (described below) at the measurement date. Investments denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date.  Profits or losses are realized when contracts are liquidated.  Unrealized profits or losses on open contracts are included in Equity in commodity trading accounts on the Statements of Financial Condition.  Any change in net unrealized profit or loss from the preceding period/year is reported in the respective Statements of Operations.

The fair value measurement guidance established by U.S. GAAP is a hierarchal disclosure framework which prioritizes and ranks the level of market price observability used in measuring investments at fair value. Market price observability is impacted by a number of factors, including the type of investment and the characteristics specific to the investment. Investments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

Investments measured and reported at fair value are classified and disclosed in one of the following categories:

Level I — Quoted prices are available in active markets for identical investments as of the reporting date. The type of investments included in Level I are publicly traded investments. As required by the fair market value measurement guidance in U.S. GAAP, the Fund does not adjust the quoted price for these investments even in situations where the Fund holds a large position and a sale could reasonably impact the quoted price.

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

The independent pricing sources obtain market quotations and actual transaction prices for investments that have quoted prices in active markets. Each source has its own proprietary method for determining the fair value of investments that are not actively traded. In general, these methods involve the use of “matrix pricing” in which the independent pricing source uses observable market inputs including, but not limited to, investment yields, credit risks and spreads, benchmarking of like investments, broker-dealer quotes, reported trades and sector groupings to determine a reasonable fair market value.

The Fund has determined that Level I investments would include its futures and options contracts where it believes that quoted prices are available in an active market.

Where the Fund believes that quoted market prices are not available or that the market is not active, fair values are estimated by using quoted prices of investments with similar characteristics, pricing models or matrix pricing and these are generally classified as Level II investments. The Fund determined that Level II investments would include its forward and certain futures contracts.

The Fund’s net unrealized profit (loss) on open forward and futures contracts, by the above fair value hierarchy levels, as of March 31, 2013 and December 31, 2012 are as follows:

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Futures
Long	$3,977,747	$4,386,159	$(408,412)	$—
Short	1,805,166	780,607	1,024,559	—
	$5,782,913	$5,166,766	$616,147	$—

Forwards
Long	$(1,178,991)	$—	$(1,178,991)	$—
Short	(595,999)	—	(595,999)	—
	$(1,774,990)	$—	$(1,774,990)	$—

March 31, 2013	$4,007,923	$5,166,766	$(1,158,843)	$—

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Futures
Long	$2,436,006	$2,480,431	$(44,425)	$—
Short	708,894	1,416,965	(708,071)	—
	$3,144,900	$3,897,396	$(752,496)	$—

Forwards
Long	$27,838	$—	$27,838	$—
Short	627,398	—	627,398	—
	$655,236	$—	$655,236	$—

December 31, 2012	$3,800,136	$3,897,396	$(97,260)	$—

The Fund’s volume of trading forwards and futures as of the three month period and year ended March 31, 2013 and December 31, 2012, respectively, are representative of the activity throughout these periods. There were no transfers to or from any level during the three month period ended March 31, 2013 or the year ended December 31, 2012.

The Fund engages in the speculative trading of futures, options on futures and forward contracts on a wide range of commodities. Such contracts meet the definition of a derivative as noted in the ASC guidance for accounting for derivative and hedging activities. The fair value amounts of, and the net profits and losses on, derivative instruments is disclosed in the Statements of Financial Condition and Statements of Operations, respectively. There are no credit related contingent features embedded in these derivative contracts. The total notional, contract amount, or number of contracts and fair values of derivative instruments by contract type/commodity sector are disclosed in Note 2, above.

The Fund presents their futures and forward contract amounts gross on the Statement of Financial Condition.  The Fund maintains initial and variation margin deposits and cash collateral with its futures and forward brokers, respectively, in amounts such broker determine, for open futures in the case of forwards, currency contracts.  At March 31, 2013, the initial and variation margin deposits and cash collateral are used to satisfy the margin requirements on open contracts and are presented on the Statement of Financial Condition as unrealized gain or loss on futures or forward contracts, respectively.

The following table indicates the trading profits and losses, before brokerage commissions, by type/commodity industry sector, on derivative instruments for each of the three month periods ended March 31, 2013 and 2012:

	For the three months ended	For the three months ended
	March 31, 2013	March 31, 2012
Commodity Industry	profit (loss)	profit (loss)
Sector	from trading, net	from trading, net

Agriculture	$2,251,330	$(508,504)
Currencies	775,413	(578,256)
Energy	(3,366,368)	13,567,570
Interest rates	(3,866,525)	(5,195,585)
Metals	(747,735)	(2,454,582)
Stock indices	11,737,221	1,709,179

Total, net	$6,783,336	$6,539,822

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

MLAI has procedures in place intended to control market risk exposure, although there can be no assurance that they will, in fact, succeed in doing so.  These procedures focus primarily on monitoring the trading of Aspect, calculating the Net Asset Value of the Fund as of the close of business on each day and reviewing outstanding positions for over-concentrations.  While MLAI does not intervene in the markets to hedge or diversify the Fund’s market exposure, MLAI may urge Aspect to reallocate positions in an attempt to avoid over-concentrations.  However, such interventions are expected to be unusual.  It is expected that MLAI’s basic risk control procedures will consist of the ongoing process of Trading Advisor monitoring, with the market risk controls being applied by Aspect.

Credit Risk

The risks associated with exchange-traded contracts are typically perceived to be less than those associated with over-the-counter (non-exchange-traded) transactions, because exchanges typically (but not universally) provide clearinghouse arrangements in which the collective credit (in some cases limited in amount, in some cases not) of the members of the exchange/clearinghouse is pledged to support the financial integrity of the exchange/clearinghouse.  In over-the-counter transactions, on the other hand, traders must rely solely on the credit of their respective individual counterparties.  Margins, which may be subject to loss in the event of a default, are generally required in exchange traded contracts, and in the over-the-counter markets counterparties may also require margin.

The credit risk associated with these instruments from counterparty nonperformance is the Net unrealized profit (loss) on open contracts, if any, included in the Statements of Financial Condition.  MLAI, as sponsor of the Fund, has a general policy of maintaining clearing and prime brokerage arrangements with BAC affiliates, such as MLPF&S and MLIB, although MLAI may engage non-BAC affiliated service providers as clearing brokers or prime brokers for the Fund.

The Fund, in its normal course of business, enters into various contracts, with MLPF&S acting as its Commodity broker.  Pursuant to the brokerage arrangement with MLPF&S (which includes a netting arrangement), MLPF&S has the right to net receivables and payables.

Indemnifications

In the normal course of business the Fund has entered, or may in the future enter, into agreements that obligate the Fund to indemnify third parties, including affiliates of the Fund, for breach of certain representations and warranties made by the Fund. No claims have actually been made with respect to such indemnities and any quantification would involve hypothetical claims that have not been made. Based on the Fund’s experience, MLAI expected the risk of loss to be remote and, therefore, no provision has been recorded.

5.   RELATED PARTY TRANSACTIONS

The Fund has a transfer agency and investor services agreement with Financial Data Services, Inc. (the “Registrar and Transfer Agent”), a wholly-owned subsidiary of BAC and affiliate of MLAI. The agreement calls for a fee to be paid based on the collective net assets of funds managed or sponsored by MLAI. The fee rate ranges from 0.016% to 0.02% based on aggregate net assets. During the quarter ended March 31, 2013, the rate was 0.02%. The fee is payable monthly in arrears. MLAI allocates the Registrar and Transfer Agent fees to each of the managed/sponsored funds on a monthly basis based on the Fund’s net assets. The Registrar and Transfer Agent fee allocated to the Fund for the three month periods ended March 31, 2013 and 2012 amounted to $13,541 and $15,803, respectively, of which $9,816 and $10,993 was payable to the Transfer Agent as of March 31, 2013 and December 31, 2012, respectively.

Brokerage Commissions, Interest and Sponsor fees as presented on the Statements of Operations are all received from or paid to related parties. Equity in commodity trading accounts, including cash and net unrealized profit/loss, as seen on the Statement of Financial Condition are held with a related party.

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

The Fund calculates the Net Asset Value per Unit of each Class of Units as of as of  (i) the 15th calendar day of each month and/or (ii) the last calendar day of each month and as of any other dates MLAI may determine in its discretion (each, a “Calculation Date”). The Fund’s “Net Asset Value” as of any Calculation Date generally equals the value of the Fund’s account under the management of the Trading Advisor as of that date, plus any other assets held by the Fund, minus accrued Sponsor’s, management and performance fees, trading liabilities, including brokerage commissions, any offering or operating costs, amortized organizational and initial offering costs and all other liabilities of the Fund.  MLAI or its delegates are authorized to make all Net Asset Value determinations.

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS A

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.
2012	n/a	$1.6554	n/a	$1.6864	n/a	$1.6534
2013	$1.4555	$1.4991	$1.5191	$1.4457	$1.4752	$1.4696

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS C

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.
2012	n/a	$1.5513	n/a	$1.5790	n/a	$1.5468
2013	$1.3510	$1.3908	$1.4088	$1.3402	$1.3669	$1.3612

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS D

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.
2012	n/a	$1.8656	n/a	$1.9028	n/a	$1.8679
2013	$1.6641	$1.7149	$1.7389	$1.6560	$1.6908	$1.6855

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS I

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.
2012	n/a	$1.6997	n/a	$1.7320	n/a	$1.6987
2013	$1.5002	$1.5453	$1.5662	$1.4908	$1.5214	$1.5160

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DS

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.
2012	n/a	$1.8577	n/a	$1.8947	n/a	$1.8600
2013	$1.6570	$1.7076	$1.7315	$1.6489	$1.6836	$1.6783

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DT

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.
2012	n/a	$1.9372	n/a	$1.9790	n/a	$1.9412
2013	$1.7354	$1.7888	$1.8142	$1.7281	$1.7647	$1.7596

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS M

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.
2012	n/a	n/a	n/a	n/a	n/a	n/a
2013	$0.8909	$0.9181	$0.9309	$0.8865	$0.9051	$0.9023

Liquidity and Capital Resources

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

Investors in the Fund generally may redeem any or all of their Units at Net Asset Value, effective as of (i) the 15th calendar day of each month and/or (ii) the last calendar day of each month (each a “Redemption Date”), upon providing eight business days notice.  MLAI, at any time in its discretion, may discontinue allowing redemptions as of the 15th calendar day of each month on a going forward basis.  Investors will remain exposed to fluctuations in Net Asset Value during the period between submission of their redemption requests and the applicable Redemption Date.

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

For the three months ended March 31, 2013, Fund capital decreased 4.08% from $272,240,993 to $261,144,689. This decrease was attributable to the net profit from operations of $3,992,051 coupled with the redemption of 13,974,379 Redeemable Units resulting in an outflow of $20,795,486.  The cash outflow was offset with cash inflow of $5,707,131 due to subscriptions of 4,248,921 Units.  Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent months.

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

The Fund follows the Accounting Standards Codification guidance on accounting for uncertainty in income taxes.  This guidance provides how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements.  This guidance also requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Fund’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority.  Tax positions with respect to tax at the Fund level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year.  MLAI has analyzed the Fund’s tax positions and has concluded that no provision for income tax is required in the Fund’s financial statements. The following is the major tax jurisdiction for the Fund and the earliest tax year subject to examination: United States — 2009.

Reform Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”) was signed into law on July 21, 2010. The Reform Act enacts financial regulatory reform, and may alter the way in which the Fund conducts certain trading activities.   The Reform Act includes measures to broaden the scope of derivative instruments subject to regulation, including requiring clearing and exchange trading of certain derivatives, imposing new capital and margin reporting, registration and business conduct requirements for certain market participants and imposing position limits on certain over-the-counter derivatives. The Reform Act grants the U.S. Commodity Futures Trading Commission and the Securities and Exchange Commission substantial new authority and requires numerous rulemakings by these agencies. The ultimate impact of these derivatives regulations, and the time it will take to comply, remains uncertain. The final regulations may impose additional operational and compliance costs on the Fund.

Results of Operations

January 1, 2013 to March  31, 2013

January 1, 2013 to March 31, 2013

The Fund experienced a net trading profit of $6,783,336 before brokerage commissions and related fees in the first quarter of 2013. The Fund’s profits were primarily attributable to stock indices, agriculture and the currencies sectors posting profits. The metals, energy and interest rate sectors posted losses.

The stock indices sector posted profits to the Fund.  Profits were posted to the Fund at the beginning of the quarter due to the Trading Program’s long exposures in stock indices. Losses were posted to the Fund in the middle of the quarter. The Trading Program’s uniformly long exposures to stock indices made gains on North American and Japanese indices, but these were not enough to offset losses from Southern European and Chinese indices. Profits were posted to the Fund at the end of the quarter as the dominant news item during the second half of March was the banking crisis in Cyprus, causing the Fund to give back some of its earlier gains from stock indices. By the end March, the reopening of banks in Cyprus reassured markets and stock indices ended the month as the top sector. Following the Japanese government’s upgrade to its economic assessment, and the confirmation of Haruhiko Kuroda as the new governor of the Bank of Japan, Japanese stock indices in particular made strong gains.

The agriculture sector posted profits to the Fund.  Losses were posted to the Fund at the beginning of the quarter only to be reversed in the middle of the quarter. Snowstorms provided relief to drought stricken U.S. wheat and bumper crops caused coffee and sugar to also trade lower, making the predominantly short agriculturals sector the top performer in February. Profits continued to be posted to the Fund at the end of the quarter due to the Trading Programs short positions in agriculture.

The currency sector posted profits to the Fund. Profits were posted to the Fund at the beginning of the quarter. The Trading Program made gains from its short exposure to the Japanese yen and long exposure to the Euro. Losses were posted to the Fund in the middle of the quarter. The Trading Program’s net short exposure to the U.S. dollar, in particular against the euro, dominated the losses in the currencies sector. Profits were posted to the Fund at the end of the quarter due to the Trading Program’s long exposure to the Mexican peso which made profits amid a strong outlook for the Mexican economy.

The metals sector posted losses to the Fund. Profits were posted to the Fund at the beginning of the quarter due to the Trading Program’s long exposures in certain base metals. Losses were posted to the Fund in the middle of the quarter. The Trading Program’s net long exposures to industrial metals dominated the losses in the metals sector. Profits were posted to the Fund at the end of the quarter attributable to the Trading Program’s short positions in industrial metals.

The energy sector posted losses to the Fund. Profits were posted to the Fund at the beginning of the quarter as reformulated gasoline rallied strongly as the risk appetite was partnered with reducing inventories. Losses were posted to the Fund in the middle of the quarter. The increased production of crude oil in the United States resulted in the Trading Program’s long exposures to the energy sector incurring the worst losses in February. Profits were posted to the Fund at the end of the quarter. The energies sector performed negatively as prices of oil products fell following a combination of weak Chinese industrial production data and strong inventories in March.

The interest rate sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the quarter. The Trading Program incurred losses from its net long bond exposures. German bonds dominated the losses as European sentiment continued to strengthen. Profits were posted to the Fund in the middle of the quarter due to the Trading Program’s long exposures in Japanese and German bonds. Profits were posted to the Fund at the end of the quarter. The Trading Program’s long positions in bonds were profitable as Eurozone uncertainty boosted safe haven demand.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Fund’s open positions by market category for the fiscal period. For the three months ended March 31, 2013 and 2012, the Fund’s average Month-end Net Asset Value was approximately $268,598,900 and $308,612,131, respectively.

March 31, 2013

	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Agriculture	$5,093,602	1.90%	$5,938,317	$4,502,951
Currencies	5,968,414	2.22%	6,958,206	5,276,320
Energy	2,769,276	1.03%	3,228,528	2,448,153
Interest Rates	4,840,590	1.80%	5,643,345	4,279,278
Metals	4,873,634	1.81%	5,681,870	4,308,491
Stock Indices	1,797,462	0.67%	2,095,550	1,589,030

Total	$25,342,978	9.43%	$29,545,816	$22,404,223

March 31, 2012

	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Agriculture	$8,287,049	2.69%	$8,773,514	$7,603,978
Currencies	466,529	0.15%	493,915	428,075
Energy	5,590,079	1.81%	5,918,228	5,129,310
Interest Rates	4,350,620	1.41%	4,606,010	3,992,015
Metals	800,806	0.26%	847,815	734,799
Stock Indices	10,042,842	3.25%	10,632,376	9,215,049

Total	$29,537,925	9.57%	$31,271,858	$27,103,226

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

The following were the primary trading risk exposures of the Fund as of March 31, 2013, by market sector.

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

Agricultural Commodities

The Fund’s primary agricultural commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Grains, cocoa and livestock accounted for the substantial bulk of the Fund’s agricultural commodities exposure as of March 31, 2013.

Energy

The Fund’s primary energy market exposure is to natural gas and crude oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Fund as of March 31, 2013.

Foreign Currency Balances

The Fund’s primary foreign currency balances are in Japanese yen, British pounds and Euros.

U.S. Dollar Cash Balance

The Fund holds U.S. dollars in cash at MLPF&S and MLIB. The Fund has immaterial cash flow interest rate risk on its cash on deposit with MLPF&S in that declining interest rates would cause the income from such cash to decline.

Item 4. Controls and Procedures

MLAI, the Sponsor of Aspect FuturesAccess LLC, with the participation of the Sponsor’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934) with respect to the Fund as of the end of the period covered by this quarterly report.  Based on this evaluation, the Chief Executive Officer and Chief Financial officer have concluded that these disclosure controls and procedures are effective.  No change in internal control over financial reporting (in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act of 1934) occurred during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.          Legal Proceedings

None.

Item 1A.  Risk Factors

There are no material changes from risk factors as previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on March 27, 2013.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

(a)  Units are privately offered and sold to “accredited investors” (as defined in Rule 501(a) under the Securities Act in reliance on the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 thereunder.  The selling agent of the Units was MLPF&S.

CLASS A

	Subscription
	Amount	Units	NAV (1)
1/01/2013	$157,950	108,946	$1.4498
1/16/2013	38,025	26,125	1.4555
2/01/2013	492,623	328,613	1.4991
2/16/2013	362,872	238,873	1.5191
3/01/2013	107,250	74,186	1.4457
3/16/2013	209,625	142,099	1.4752
4/01/2013	180,375	122,737	1.4696

CLASS C

	Subscription
	Amount	Units	NAV (1)
1/01/2013	$339,814	252,425	$1.3462
1/16/2013	256,145	189,596	1.3510
2/01/2013	919,410	661,065	1.3908
2/16/2013	557,000	395,372	1.4088
3/01/2013	414,085	308,973	1.3402
3/16/2013	480,670	351,650	1.3669
4/01/2013	115,000	84,484	1.3612

CLASS D

	Subscription
	Amount	Units	NAV (1)
1/01/2013	$—	—	$1.6565
1/16/2013	—	—	1.6641
2/01/2013	—	—	1.7149
2/16/2013	—	—	1.7389
3/01/2013	—	—	1.6560
3/16/2013	—	—	1.6908
4/01/2013	—	—	1.6855

CLASS I

	Subscription
	Amount	Units	NAV (1)
1/01/2013	$20,000	13,387	$1.4940
1/16/2013	—	—	1.5002
2/01/2013	108,000	69,889	1.5453
2/16/2013	60,449	38,596	1.5662
3/01/2013	36,850	24,719	1.4908
3/16/2013	—	—	1.5214
4/01/2013	17,503	11,546	1.5160

CLASS DS

	Subscription
	Amount	Units	NAV (1)
1/01/2013	$—	—	$1.6494
1/16/2013	—	—	1.6570
2/01/2013	—	—	1.7076
2/16/2013	—	—	1.7315
3/01/2013	466,363	282,833	1.6489
3/16/2013	—	—	1.6836
4/01/2013	—	—	1.6783

CLASS DT

	Subscription
	Amount	Units	NAV (1)
1/01/2013	$—	—	$1.7271
1/16/2013	—	—	1.7354
2/01/2013	—	—	1.7888
2/16/2013	—	—	1.8142
3/01/2013	—	—	1.7281
3/16/2013	—	—	1.7647
4/01/2013	—	—	1.7596

CLASS M

	Subscription
	Amount	Units	NAV (1)
1/01/2013	$—	—	$0.8868
1/16/2013	50,000	56,123	0.8909
2/01/2013	580,000	631,739	0.9181
2/16/2013	50,000	53,711	0.9309
3/01/2013	—	—	0.8865
3/16/2013	—	—	0.9051
4/01/2013	—	—	0.9023

(1) Beginning of the period Net Asset Value

Class A Units are subject to a sales commission paid to MLPF&S ranging from 1.0% to 2.5%.  Class D Units and Class I Units are subject to sales commissions paid to MLPF&S up to 0.5%.  The rate assessed to a given subscription is based upon the subscription amount.  Sales commissions are directly deducted from subscription amounts.  Class C Units, Class DS Units, Class DT Units and Class M Units are not subject to any sales commission

(b) Not applicable.

(c) Not applicable.

Item 3.           Defaults Upon Senior Securities

None.

Item 4.          Mine Safety Disclosures

Not applicable.

Item 5.          Other Information

None.

Item 6.          Exhibits

The following exhibits are filed herewith to this Quarterly Report on Form 10-Q:

31.01 and

31.02              Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01

and 31.02:    Are filed herewith.

32.01 and

32.02              Section 1350 Certifications

Exhibit 32.01

and 32.02      Are filed herewith.

Exhibit 101   Are filed herewith.

The following materials from the Fund’s quarterly Report on Form 10-Q for the three month period ended March 31, 2013 formatted in XBRL (Extensible Business Reporting Language): ( i ) Statements of Financial Condition (ii) Statements of Operations (iii) Statements of  Changes in Members’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text. (1)

(1)  These interactive data files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASPECT FUTURESACCESS LLC

.
	By:	MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(Manager)

Date: May 15, 2013	By:	/s/ DEANN MORGAN
Deann Morgan
Chief Executive Officer and President
(Principal Executive Officer)

Date: May 15, 2013	By:	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial Officer)