Form 10-Q
period 2013-06-30
Aspect FuturesAccess LLC
filed 2013-08-14
CIK 1309132

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of June 30, 2013, 171,288,233 units of limited liability company interest were outstanding.

ASPECT FUTURESACCESS LLC

QUARTERLY REPORT FOR JUNE 30, 2013 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

ASPECT FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	June 30,	December 31,
	2013	2012
ASSETS:
Equity in commodity trading accounts:
Cash (including restricted cash of $17,757,168 for 2013 and $25,873,362 for 2012)	$234,667,346	$273,776,825
Net unrealized profit on open futures contracts	9,490,409	4,426,946
Net unrealized profit on open forwards contracts	5,321,951	655,236
Cash	297,814	562,107
Other assets	106	20,328

TOTAL ASSETS	$249,777,626	$279,441,442

LIABILITIES AND MEMBERS’ CAPITAL:
LIABILITIES:

Brokerage commissions payable	$21,816	$18,934
Sponsor and Advisory fees payable	686,138	788,788
Redemptions payable	5,224,297	4,802,586
Net unrealized loss on open futures contracts	839,515	1,282,046
Net unrealized loss on open forwards contracts	4,489,641	—
Other liabilities	399,325	308,095

Total liabilities	11,660,732	7,200,449

MEMBERS’ CAPITAL:
Members’ Interest (171,288,233 Units and 190,525,071 Units)	238,116,894	272,240,993
Total members’ capital	238,116,894	272,240,993

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$249,777,626	$279,441,442

NET ASSET VALUE PER UNIT:
(Based on 171,288,233 and 190,525,071 Units outstanding; unlimited Units authorized)

Class A	$1.4237	$1.4498
Class C	$1.3154	$1.3462
Class D	$1.6389	$1.6565
Class I	$1.4700	$1.4940
Class DS	$1.6319	$1.6494
Class DT	$1.7131	$1.7271
Class M	$0.8774	$0.8868

See notes to financial statements.

ASPECT FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	June 30,	June 30,	June 30,	June 30,
	2013	2012	2013	2012
TRADING PROFIT (LOSS):

Realized, net	$(10,467,301)	$(1,041,634)	$(3,891,752)	$11,099,429
Change in unrealized, net	5,475,281	(9,265,249)	5,683,068	(14,866,490)
Brokerage commissions	(242,564)	(213,230)	(458,370)	(413,677)

Total trading profit (loss), net	(5,234,584)	(10,520,113)	1,332,946	(4,180,738)

INVESTMENT INCOME (EXPENSE):
Interest, net	(6,206)	13,317	(5,641)	10,480

EXPENSES:
Management fee	1,231,573	1,550,331	2,561,320	3,103,443
Sponsor fee	932,986	1,111,219	1,924,779	2,160,612
Performance fee	—	(874,778)	—	15,005
Other	199,172	232,283	453,676	429,151
Total expenses	2,363,731	2,019,055	4,939,775	5,708,211

NET INVESTMENT INCOME (LOSS)	(2,369,937)	(2,005,738)	(4,945,416)	(5,697,731)

NET INCOME (LOSS)	$(7,604,521)	$(12,525,851)	$(3,612,470)	$(9,878,469)

NET INCOME (LOSS) PER UNIT:

Weighted average number of Units outstanding
Class A	21,504,935	19,289,339	21,464,543	18,474,367
Class C	93,898,084	97,990,250	96,169,654	94,462,084
Class D	4,523,603	5,600,446	5,043,016	5,266,615
Class I	6,401,787	11,483,736	6,698,301	11,175,373
Class DS	28,063,181	39,685,696	29,548,952	42,287,550
Class DT	12,222,428	16,025,414	12,786,985	16,707,972
Class M	9,771,978	246,574	9,874,418	246,574

Net income (loss) per weighted average Unit
Class A	$(0.0467)	$(0.0674)	$(0.0267)	$(0.0589)
Class C	$(0.0442)	$(0.0664)	$(0.0268)	$(0.0625)
Class D	$(0.0321)	$(0.0687)	$0.0032	$(0.0529)
Class I	$(0.0449)	$(0.0643)	$(0.0183)	$(0.0520)
Class DS	$(0.0447)	$(0.0637)	$(0.0065)	$(0.0338)
Class DT	$(0.0442)	$(0.0653)	$(0.0069)	$(0.0341)
Class M	$(0.0226)	$(0.0963)	$(0.0072)	$(0.0963)

See notes to financial statements.

ASPECT FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012

(unaudited) (in Units)

	Members’ Capital December 31, 2011	Subscriptions	Redemptions	Members’ Capital June 30, 2012	Members’ Capital December 31, 2012	Subscriptions	Redemptions	Members’ Capital June 30, 2013
Class A	16,360,228	4,665,470	(1,231,438)	19,794,260	21,463,611	1,981,003	(1,777,679)	21,666,935
Class C	85,475,661	19,839,421	(5,914,228)	99,400,854	99,953,893	4,414,010	(12,463,308)	91,904,595
Class D	4,932,784	800,733	—	5,733,517	5,562,428	—	(1,246,590)	4,315,838
Class I	10,690,500	1,786,300	(1,406,888)	11,069,912	7,154,253	345,942	(1,475,115)	6,025,080
Class DS	46,734,768	—	(8,011,223)	38,723,545	32,959,715	484,705	(7,477,963)	25,966,457
Class DT	17,819,553	—	(2,396,581)	15,422,972	13,709,450	—	(2,587,629)	11,121,821
Class M*	—	530,067	—	530,067	9,721,721	1,399,960	(834,174)	10,287,507

Total Members’ Units	182,013,494	27,621,991	(18,960,358)	190,675,127	190,525,071	8,625,620	(27,862,458)	171,288,233

* Units issued on April 1, 2012

See notes to financial statements.

ASPECT FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012

(unaudited)

	Members’ Capital December 31, 2011	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital June 30, 2012	Members’ Capital December 31, 2012	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital June 30, 2013
Class A	$26,838,790	$7,738,217	$(2,042,927)	$(1,087,678)	$31,446,402	$31,117,660	$2,936,191	$(2,633,209)	$(573,951)	$30,846,691
Class C	131,513,252	30,878,077	(9,116,424)	(5,907,904)	147,367,001	134,557,684	5,998,652	(17,088,148)	(2,581,314)	120,886,874
Class D	9,108,026	1,500,000	—	(278,737)	10,329,289	9,214,011	—	(2,156,850)	16,060	7,073,221
Class I	18,000,337	3,046,407	(2,378,754)	(581,501)	18,086,489	10,688,469	533,096	(2,241,746)	(122,739)	8,857,080
Class DS	85,925,338	—	(15,030,150)	(1,429,015)	69,466,173	54,364,101	808,112	(12,605,954)	(191,706)	42,374,553
Class DT	34,131,941	—	(4,663,559)	(569,891)	28,898,491	23,677,968	—	(4,537,446)	(88,084)	19,052,438
Class M*	—	535,000	—	(23,743)	511,257	8,621,100	1,238,908	(763,235)	(70,736)	9,026,037

Total Members’ Interest	$305,517,684	$43,697,701	$(33,231,814)	$(9,878,469)	$306,105,102	$272,240,993	$11,514,959	$(42,026,588)	$(3,612,470)	$238,116,894

* Units issued on April 1, 2012

See notes to financial statements.

ASPECT FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED JUNE 30, 2013 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

Per Unit Operating Performance:	Class A	Class C	Class D	Class I	Class DS	Class DT	Class M

Net asset value, beginning of period	$1.4696	$1.3612	$1.6855	$1.5160	$1.6783	$1.7596	$0.9023

Net realized and net change in unrealized trading profit (loss)	(0.0307)	(0.0283)	(0.0353)	(0.0316)	(0.0351)	(0.0368)	(0.0189)
Brokerage commissions	(0.0014)	(0.0013)	(0.0016)	(0.0014)	(0.0016)	(0.0017)	(0.0009)
Interest income, net (c)	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)
Expenses	(0.0138)	(0.0162)	(0.0097)	(0.0130)	(0.0097)	(0.0080)	(0.0051)

Net asset value, end of period	$1.4237	$1.3154	$1.6389	$1.4700	$1.6319	$1.7131	$0.8774

Total Return: (a)

Total return before Performance fees	-3.13%	-3.37%	-2.76%	-3.03%	-2.76%	-2.64%	-2.76%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Total return after Performance fees	-3.13%	-3.37%	-2.76%	-3.03%	-2.76%	-2.64%	-2.76%

Ratios to Average Member’s Capital: (b)

Expenses (excluding Performance fees)	0.95%	1.20%	0.58%	0.85%	0.58%	0.45%	0.58%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Expenses (including Performance fees)	0.95%	1.20%	0.58%	0.85%	0.58%	0.45%	0.58%

Net investment income (loss)	-0.95%	-1.20%	-0.58%	-0.85%	-0.58%	-0.46%	-0.58%

(a)    The total return calculations are based on compounded monthly returns and are calculated for each class taken as a whole. An individual members’ return may vary from these returns based on timing of capital transactions.

(b)    The ratios to average members’ capital have been annualized. The performance fee ratios are not annualized.

(c)     Interest income, net is less than $0.0001 per Unit

See notes to financial statements.

ASPECT FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE SIX MONTHS ENDED JUNE 30, 2013 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

Per Unit Operating Performance:	Class A	Class C	Class D	Class I	Class DS	Class DT	Class M

Net asset value, beginning of period	$1.4498	$1.3462	$1.6565	$1.4940	$1.6494	$1.7271	$0.8868

Net realized and net change in unrealized trading profit (loss)	0.0047	0.0045	0.0051	0.0048	0.0051	0.0053	0.0027
Brokerage commissions	(0.0026)	(0.0024)	(0.0030)	(0.0027)	(0.0029)	(0.0031)	(0.0016)
Interest income, net (c)	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)
Expenses	(0.0282)	(0.0329)	(0.0197)	(0.0261)	(0.0197)	(0.0162)	(0.0105)

Net asset value, end of period	$1.4237	$1.3154	$1.6389	$1.4700	$1.6319	$1.7131	$0.8774

Total Return: (a)

Total return before Performance fees	-1.80%	-2.29%	-1.06%	-1.60%	-1.06%	-0.81%	-1.06%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Total return after Performance fees	-1.80%	-2.29%	-1.06%	-1.60%	-1.06%	-0.81%	-1.06%

Ratios to Average Member’s Capital: (b)

Expenses (excluding Performance fees)	1.92%	2.42%	1.17%	1.72%	1.17%	0.92%	1.17%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Expenses (including Performance fees)	1.92%	2.42%	1.17%	1.72%	1.17%	0.92%	1.17%

Net investment income (loss)	-1.93%	-2.43%	-1.18%	-1.73%	-1.18%	-0.92%	-1.18%

(a)    The total return calculations are based on compounded monthly returns and are calculated for each class taken as a whole. An individual members’ return may vary from these returns based on timing of capital transactions.

(b)    The ratios to average members’ capital have been annualized. The performance fee ratios are not annualized.

(c)     Interest income, net is less than $0.0001 per Unit

See notes to financial statements.

ASPECT FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED JUNE 30, 2012 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

Per Unit Operating Performance:	Class A	Class C	Class D	Class I	Class DS	Class DT	Class M*

Net asset value, beginning of period	$1.6534	$1.5468	$1.8679	$1.6987	$1.8600	$1.9412	$1.0000

Net realized and net change in unrealized trading profit (loss)	(0.0526)	(0.0491)	(0.0596)	(0.0541)	(0.0593)	(0.0621)	(0.0319)
Brokerage commissions	(0.0011)	(0.0010)	(0.0013)	(0.0011)	(0.0012)	(0.0013)	(0.0007)
Interest income, net	0.0001	0.0001	0.0001	0.0001	0.0001	0.0001	0.0000
Expenses	(0.0111)	(0.0142)	(0.0055)	(0.0098)	(0.0057)	(0.0042)	(0.0029)

Net asset value, end of period	$1.5887	$1.4826	$1.8016	$1.6338	$1.7939	$1.8737	$0.9645

Total Return: (a)

Total return before Performance fees	-4.20%	-4.44%	-3.84%	-4.10%	-3.84%	-3.72%	-3.84%
Performance fees	0.27%	0.27%	0.27%	0.27%	0.27%	0.23%	0.27%
Total return after Performance fees	-3.93%	-4.17%	-3.57%	-3.83%	-3.57%	-3.49%	-3.57%

Ratios to Average Member’s Capital: (b)

Expenses (excluding Performance fees)	0.95%	1.19%	0.57%	0.85%	0.57%	0.45%	0.57%
Performance fees	-0.28%	-0.28%	-0.28%	-0.28%	-0.28%	-0.24%	-0.28%
Expenses (including Performance fees)	0.67%	0.91%	0.29%	0.57%	0.29%	0.21%	0.29%

Net investment income (loss)	-0.66%	-0.91%	-0.29%	-0.56%	-0.29%	-0.20%	-0.29%

(a)    The total return calculations are based on compounded monthly returns and are calculated for each class taken as a whole. An individual members’ return may vary from these returns based on timing of capital transactions.

(b)    The ratios to average members’ capital have been annualized. The performance fee ratios are not annualized.

* Units issued on April 1, 2012

See notes to financial statements.

ASPECT FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE SIX MONTHS ENDED JUNE 30, 2012 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

Per Unit Operating Performance:	Class A	Class C	Class D	Class I	Class DS	Class DT	Class M*

Net asset value, beginning of period	$1.6405	$1.5386	$1.8464	$1.6838	$1.8386	$1.9154	$1.0000

Net realized and net change in unrealized trading profit (loss)	(0.0181)	(0.0168)	(0.0209)	(0.0187)	(0.0208)	(0.0220)	(0.0319)
Brokerage commissions	(0.0022)	(0.0020)	(0.0024)	(0.0022)	(0.0024)	(0.0025)	(0.0007)
Interest income	0.0001	0.0001	0.0001	0.0001	0.0001	0.0001	0.0000
Expenses	(0.0316)	(0.0373)	(0.0216)	(0.0292)	(0.0216)	(0.0173)	(0.0029)

Net asset value, end of period	$1.5887	$1.4826	$1.8016	$1.6338	$1.7939	$1.8737	$0.9645

Total Return: (a)

Total return before Performance fees	-3.18%	-3.66%	-2.45%	-2.99%	-2.45%	-2.20%	-3.84%
Performance fees	-0.04%	-0.04%	-0.04%	-0.04%	-0.04%	-0.02%	0.27%
Total return after Performance fees	-3.22%	-3.70%	-2.49%	-3.03%	-2.49%	-2.22%	-3.57%

Ratios to Average Members’ Capital: (b)

Expenses (excluding Performance fees)	1.89%	2.39%	1.14%	1.69%	1.14%	0.89%	0.57%
Performance fees	0.01%	0.01%	0.01%	0.01%	0.01%	-0.01%	-0.28%
Expenses (including Performance fees)	1.90%	2.40%	1.15%	1.70%	1.15%	0.88%	0.29%

Net investment income (loss)	-1.89%	-2.39%	-1.14%	-1.69%	-1.14%	-0.88%	-0.29%

(a)    The total return calculations are based on compounded monthly returns and are calculated for each class taken as a whole. An individual member’s return may vary from these returns based on timing of capital transactions.

(b)    The ratio to average members’ capital have been annualized.  The performance fee ratios are not annualized.

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

In the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of the Fund as of  June 30, 2013 and December 31, 2012 and the results of its operations for the three and six month periods ended June 30, 2013 and 2012.  However, the operating results for the interim periods may not be indicative of the results for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted.  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Fund’s report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2012.

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

2.              CONDENSED SCHEDULES OF INVESTMENTS

The Fund’s investments, defined as net unrealized profit (loss) on open contracts on the Statements of Financial Condition, as of June 30, 2013 and December 31, 2012 are as follows:

June 30, 2013

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts/Notional*	Profit (Loss)	Members’ Capital	Contracts/Notional*	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	367	$(396,532)	-0.17%	(2,021)	$1,645,397	0.69%	$1,248,865	0.52%	July 2013 - December 2013
Currencies*	7,454,541,173	(4,511,809)	-1.89%	(7,670,724,782)	5,464,513	2.29%	952,704	0.40%	July 2013 - September 2013
Energy	80	(77,560)	-0.03%	(457)	210,119	0.09%	132,559	0.06%	July 2013 - December 2013
Interest rates	1,199	(249,961)	-0.10%	(4,682)	2,676,398	1.12%	2,426,437	1.02%	September 2013 - December 2015
Metals	355	(843,324)	-0.35%	(1,582)	6,206,548	2.61%	5,363,224	2.26%	August 2013 - October 2013
Stock indices	798	(579,689)	-0.24%	(352)	(60,896)	-0.03%	(640,585)	-0.27%	July 2013 - September 2013

Total		$(6,658,875)	-2.78%		$16,142,079	6.77%	$9,483,204	3.99%

December 31, 2012

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts/Notional*	Profit (Loss)	Members’ Capital	Contracts/Notional*	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	326	$(168,590)	-0.06%	(1,375)	$1,275,558	0.47%	$1,106,968	0.41%	February 2013 - March 2013
Currencies*	5,687,194,901	13,309	0.00%	(6,394,391,642)	727,423	0.27%	740,732	0.27%	January 2013 - March 2013
Energy	248	268,765	0.10%	(693)	166,215	0.06%	434,980	0.16%	January 2013 - February 2013
Interest rates	7,047	199,089	0.07%	(624)	(30,816)	-0.01%	168,273	0.06%	March 2013 - June 2015
Metals	1,029	(861,550)	-0.32%	(735)	(775,158)	-0.28%	(1,636,708)	-0.60%	February 2013 - April 2013
Stock indices	4,017	3,012,821	1.11%	(15)	(26,930)	-0.01%	2,985,891	1.10%	January 2013 - March 2013

Total		$2,463,844	0.90%		$1,336,292	0.50%	$3,800,136	1.40%

*Currencies are stated in notional amounts.

No individual contract’s unrealized profit or loss comprised greater than 5% of Members’ Capital as of June 30, 2013 and December 31, 2012. With respect to each commodity industry sector listed in the above chart, the net unrealized profit (loss) on open positions is the sum of the unrealized profits (loss) of long positions and short positions of the open contracts, netting unrealized losses against unrealized profits as applicable.  Net unrealized profit and loss provides an approximate measure of the exposure of the Fund to the various sectors as of the date listed, although such exposure can change at any time.

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

The Fund’s net unrealized profit (loss) on open forward and futures contracts, by the above fair value hierarchy levels, as of June 30, 2013 and December 31, 2012 are as follows:

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Futures
Long	$(2,169,234)	$(1,325,910)	$(843,324)	$—
Short	10,820,128	7,318,310	3,501,818	—
	$8,650,894	$5,992,400	$2,658,494	$—

Forwards
Long	$(4,489,641)	$—	$(4,489,641)	$—
Short	5,321,951	—	5,321,951	—
	$832,310	$—	$832,310	$—

June 30, 2013	$9,483,204	$5,992,400	$3,490,804	$—

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Futures
Long	$2,436,006	$2,480,431	$(44,425)	$—
Short	708,894	1,416,965	(708,071)	—
	$3,144,900	$3,897,396	$(752,496)	$—

Forwards
Long	$27,838	$—	$27,838	$—
Short	627,398	—	627,398	—
	$655,236	$—	$655,236	$—

December 31, 2012	$3,800,136	$3,897,396	$(97,260)	$—

The Fund’s volume of trading forwards and futures as of the six month period ended June 30, 2013 and year ended December 31, 2012 are representative of the activity throughout these periods. There were no transfers to or from any level during the three or six month periods ended June 30, 2013 or the year ended December 31, 2012.

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

The Fund presents their futures and forward contract amounts gross on the Statement of Financial Condition. The Fund maintains margin deposits and cash collateral with its futures and forward brokers, respectively, in amounts determined by the respective broker. At June 30, 2013 and December 31, 2012, the initial margin deposits (cash) are used to satisfy the margin requirements to establish the futures or forward contracts and are presented on the Statement of Financial Condition as Cash on deposit with Broker and the variation margin on open contracts as unrealized gain or loss on futures or forward contracts, respectively.

The following table indicates the trading profits and losses, before brokerage commissions, by type/commodity industry sector, on derivative instruments for each of the three and six month periods ended June 30, 2013 and 2012:

	For the three months ended	For the six months ended
	June 30, 2013	June 30, 2013
Commodity Industry	profit (loss)	profit (loss)
Sector	from trading, net	from trading, net

Agriculture	$353,688	$2,605,018
Currencies	(6,907,788)	(6,132,375)
Energy	(7,009,869)	(10,376,237)
Interest rates	(9,902,676)	(13,769,201)
Metals	18,506,907	17,759,172
Stock indices	(32,282)	11,704,939

Total, net	$(4,992,020)	$1,791,316

	For the three months ended	For the six months ended
	June 30, 2012	June 30, 2012
Commodity Industry	profit (loss)	profit (loss)
Sector	from trading, net	from trading, net

Agriculture	$58,343	$(450,161)
Currencies	(8,618,284)	(9,196,540)
Energy	(8,872,829)	4,694,740
Interest rates	16,445,892	11,250,307
Metals	193,133	(2,261,449)
Stock indices	(9,513,138)	(7,803,958)

Total, net	$(10,306,883)	$(3,767,061)

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

The Fund, in its normal course of business, enters into various contracts, with MLPF&S acting as its futures clearing broker.  Pursuant to the brokerage arrangement with MLPF&S (which includes a netting arrangement), MLPF&S has the right to net receivables and payables.

Indemnifications

In the normal course of business the Fund has entered, or may in the future enter, into agreements that obligate the Fund to indemnify certain parties, including BAC affiliates, for breach of certain representations and warranties made by the Fund. No claims have actually been made with respect to such indemnities and any quantification would involve hypothetical claims that have not been made. Based on the Fund’s experience, MLAI expects the risk of loss to be remote and, therefore, no provision has been recorded.

5.              RELATED PARTY TRANSACTIONS

MLAI and the Fund entered into a transfer agency and investor services agreement with Financial Data Services, Inc. (the “Transfer Agent”), a wholly-owned subsidiary of BAC and affiliate of MLAI. The Transfer Agent provides registrar, distribution disbursing agent, transfer agent and certain other services related to the issuance, redemption, exchange and transfer of Units. The fees charged by the Transfer Agent for its services is based on the aggregate net assets of funds managed or sponsored by MLAI. The fee rate ranges from 0.016% to 0.02% per year of the aggregate net assets. During the quarter ended June 30, 2013, the rate was 0.02%. The fee is payable monthly in arrears. MLAI allocates the Transfer Agent fees to each of the managed/sponsored funds including the Fund on a monthly basis based on each Fund’s net assets. The Transfer Agent fee allocated to the Fund for the three month periods ended June 30, 2013, and 2012 amounted to $12,621 and $15,715, respectively. The Transfer Agent fee allocated to the Fund for the six month periods ended June 30, 2013 and 2012 amounted to $26,162 and $31,518, respectively, of which $9,243 and $10,210 was payable to the Transfer Agent as of June 30, 2013 and December 31, 2012, respectively.

Brokerage Commissions, Interest and Sponsor fees as presented on the Statements of Operations are all received from or paid to related parties. Equity in commodity trading accounts, including cash and net unrealized profit/loss, as seen on the Statement of Financial Condition are held with a related party.

6.              RECENT ACCOUNTING PRONOUNCEMENTS

In June 2013, the Financial Accounting Standards Board (“FASB”) issued an update relating to the criteria used in defining an investment company under US GAAP. It also sets forth certain measurement and disclosure requirements.  Under the new standard the typical characteristics of an investment company will be: (i) it has more than one investment and more than one investor, (ii) it has investors that are not related parties of the entity or the investment manager, (iii) it has ownership interests in the form of equity or partnership interests, and (iv) it manages substantially all of its investments on a fair value basis.  The standard also reaffirms that a noncontrolling interest in another investment company should be measured at fair value instead of the equity method. It also includes additional disclosure requirements for an entity to disclose the fact that it is an investment company, and to provide information about changes, if any, in its status as an investment company.  Finally, an entity will also need to include disclosures around financial support that has been provided or is contractually required to be provided to any of its investees.  The requirements of the standard are effective for interim and annual reporting periods in fiscal years that begin after December 15, 2013, with early application prohibited.  The Sponsor is currently evaluating the standard and does not believe it will have a material impact to the Fund’s financial statements.

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

The Fund calculates the Net Asset Value per Unit of each Class of Units as of (i) the 15th calendar day of each month, (ii) the last calendar day of each month and (iii) any other dates MLAI may determine in its discretion (each, a “Calculation Date”). The Fund’s “Net Asset Value” as of any Calculation Date generally equals the value of the Fund’s account under the management of the Trading Advisor as of that date, plus any other assets held by the Fund, minus accrued Sponsor’s, management and performance fees, trading liabilities, including brokerage commissions, any offering or operating costs, amortized organizational and initial offering costs and all other liabilities of the Fund.  MLAI or its delegates are authorized to make all Net Asset Value determinations.

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS A

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	June 15th	June
2012	n/a	$1.6554	n/a	$1.6864	n/a	$1.6534	n/a	$1.6608	n/a	$1.6683	n/a	$1.5887
2013	$1.4555	$1.4991	$1.5191	$1.4457	$1.4752	$1.4696	$1.5077	$1.5189	$1.4797	$1.4193	$1.3646	$1.4237

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS C

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	June 15th	June
2012	n/a	$1.5513	n/a	$1.5790	n/a	$1.5468	n/a	$1.5525	n/a	$1.5582	n/a	$1.4826
2013	$1.3510	$1.3908	$1.4088	$1.3402	$1.3669	$1.3612	$1.3959	$1.4057	$1.3688	$1.3124	$1.2613	$1.3154

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS D

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	June 15th	June
2012	n/a	$1.8656	n/a	$1.9028	n/a	$1.8679	n/a	$1.8787	n/a	$1.8895	n/a	$1.8016
2013	$1.6641	$1.7149	$1.7389	$1.6560	$1.6908	$1.6855	$1.7302	$1.7442	$1.7002	$1.6318	$1.5699	$1.6389

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS I

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	June 15th	June
2012	n/a	$1.6997	n/a	$1.7320	n/a	$1.6987	n/a	$1.7069	n/a	$1.7152	n/a	$1.6338
2013	$1.5002	$1.5453	$1.5662	$1.4908	$1.5214	$1.5160	$1.5555	$1.5673	$1.5271	$1.4650	$1.4088	$1.4700

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DS

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	June 15th	June
2012	n/a	$1.8577	n/a	$1.8947	n/a	$1.8600	n/a	$1.8707	n/a	$1.8815	n/a	$1.7939
2013	$1.6570	$1.7076	$1.7315	$1.6489	$1.6836	$1.6783	$1.7229	$1.7367	$1.6929	$1.6249	$1.5632	$1.6319

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DT

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	June 15th	June
2012	n/a	$1.9372	n/a	$1.9790	n/a	$1.9412	n/a	$1.9537	n/a	$1.9664	n/a	$1.8737
2013	$1.7354	$1.7888	$1.8142	$1.7281	$1.7647	$1.7596	$1.8067	$1.8216	$1.7760	$1.7050	$1.6406	$1.7131

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS M

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	June 15th	June
2012	n/a	n/a	n/a	n/a	n/a	n/a	n/a	$1.0058	n/a	$1.0116	n/a	$0.9645
2013	$0.8909	$0.9181	$0.9309	$0.8865	$0.9051	$0.9023	$0.9263	$0.9337	$0.9102	$0.8736	$0.8405	$0.8774

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

Investors in the Fund generally may redeem any or all of their Units at Net Asset Value, effective as of (i) the 15th calendar day of each month and/or (ii) the last calendar day of each month (each a “Redemption Date”), upon providing eight business days notice prior to the 1st and 16th of the month.  MLAI, at any time in its discretion, may discontinue allowing redemptions as of the 15th calendar day of each month on a going forward basis.  Investors will remain exposed to fluctuations in Net Asset Value during the period between submission of their redemption request and the applicable Redemption Date.

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

For the six month periods ended June 30, 2013, Fund capital decreased 12.53% from $272,240,993 to $238,116,894. This decrease was attributable to the net loss from operations of $3,612,470 coupled with the redemption of 27,862,458 Redeemable Units resulting in an outflow of $42,026,588.  The cash outflow was offset with cash inflow of $11,514,959 due to subscriptions of 8,625,620 Units. Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent months.

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

January 1, 2013 to June 30, 2013

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

April 1, 2013 to June 30, 2013

The Fund experienced a net trading loss of $4,992,020 before brokerage commissions and related fees in the second quarter of 2013. The Fund’s profits were primarily attributable to the metals and agriculture sectors posting profits. The stock indices, currency, energy and interest rate sectors posted losses.

The metals sector posted profits to the Fund. Profits were posted to the Fund at the beginning of the quarter. The Trading Program’s established short positions in precious metals dominated performance when prices collapsed in the middle of the April as the price of gold saw a large drop as fears emerged that Cyprus and other crisis-hit countries may be forced to sell their gold reserves. Profits were posted to the Fund in the middle of the quarter. Short positions in gold and silver were profitable in May, as prices fell largely in response to the U.S. dollar’s strength. Profits continued to be posted the Fund at the end of the quarter. The Trading Program’s established short positions across both precious and industrial metals contributed strongly in June as prices continued to fall, with gold at one point trading below U.S. dollar.

The agriculture sector posted profits to the Fund. Losses were posted to the Fund at the beginning of the quarter due to the Trading Program’s short positions in wheat and other grains markets. Profits were posted to the Fund in the middle of the quarter due to the Trading Program’s short sugar position as forecasts of large crop yields pushed prices lower. Profits were posted to the Fund at the end of the quarter. Agricultural markets were profitable in June capturing continued trends on the short side in grains such as wheat and corn and in coffee.

The stock indices posted losses to the Fund. Profits were posted to the Fund at the beginning of the quarter. A reduction in inflation concerns following April’s Federal Open Market Committee minutes which showed a possible early end to QE helped foster a generally positive economic outlook which, combined with some strong corporate earnings results, propelled stock markets higher. This benefited the Trading Program’s long positions where Japanese indices led performance. Profits were posted to the Fund in the middle of the quarter due to the Trading Program’s long positions in stock indices, which rose at the beginning of May following central bank actions and announcements. Losses were posted to the Fund at the end of the quarter as gains from newly opened short exposures to some emerging markets were not enough to offset the losses incurred from reducing longs in the rest of the sector.

The currency sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the quarter as the short Japanese yen and long New Zealand dollar positions continued to generate profits which was not enough to offset losses in the Swedish krona. The high unemployment and dovish interest rate forecasts in Sweden led to a reversal in the Swedish krona’s recent strength. Losses were posted to the Fund in the middle of the quarter as the New Zealand and Australian dollars fell against the U.S. dollar, causing losses for the Trading Program after it was revealed that the Reserve Bank of New Zealand had taken steps to curb currency strength, and the Reserve Bank of Australia cut interest rates. Losses were posted to the Fund at the end of the quarter due to a reversal in the recent U.S. dollar weakness which led to losses against the Japanese yen and British sterling.

The energy sector posted losses to the Fund.  Loses were posted to the Fund at the beginning of the quarter. Profits from the Trading Program’s long natural gas positions were not enough to offset losses from declining oil prices. Losses were posted to the Fund in the middle of the quarter from the long natural gas position as higher than expected inventories in the U.S. which triggered a sell-off. Losses were posted to the Fund at the end of the quarter as oil markets stayed range-bound.

The interest rate posted losses to the Fund. Profits were posted to the Fund at the beginning of the quarter from the Trading Program’s long positions where Japanese indices led performance.  Government bond positions in Japan suffered, as a sharp single-day correction caused some of the recent profits to be given back.  However, the long positions in the remainder of the bonds sector were more successful, led by European markets - where speculation of an European Central Bank rate cut pushed German yields down. Profits were posted to the Fund in the middle of the quarter. Stronger global economic data also helped bolster risk appetite, causing bond markets to sell off against the Trading Program’s long positions. The second half of May was dominated by uncertainty over the future of the U.S. Federal Reserve’s asset purchase program, causing the Trading Program to give back some of its gains from stock indices and accelerating the sell-off in government bonds. Losses were posted to the Fund at the end of the quarter due to the Trading Program’s long bond and rates exposures, particularly in Australia.

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

(The Fund has no applicable off-balance sheet arrangements or tabular disclosure of contractual obligations of the type described in Items 303(a)(4) and 303(a)(5) of Regulation S-K.)

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Fund’s open positions by market category for the fiscal period. For the six month periods ended June 30, 2013 and 2012, the Fund’s average Month-end Net Asset Value was approximately $258,977,058 and $310,127,822, respectively.

June 30, 2013

	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Agriculture	$2,873,005	1.11%	$5,938,317	$459,322
Currencies	6,243,586	2.41%	7,975,498	4,589,479
Energy	2,212,690	0.85%	3,228,528	1,165,966
Interest Rates	3,586,474	1.38%	5,643,345	1,642,078
Metals	7,088,490	2.74%	11,382,356	4,308,491
Stock Indices	2,301,495	0.89%	3,432,477	1,589,030

Total	$24,305,740	9.38%	$37,600,521	$13,754,366

June 30, 2012

	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Agriculture	$7,610,890	2.45%	$8,773,514	$6,251,140
Currencies	653,991	0.21%	929,017	428,075
Energy	4,794,170	1.55%	5,918,228	3,604,133
Interest Rates	3,636,548	1.17%	4,606,010	2,634,393
Metals	1,470,583	0.47%	2,363,094	734,799
Stock Indices	9,983,208	3.22%	10,956,258	8,945,358

Total	$28,149,390	9.07%	$33,546,121	$22,597,898

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

The Fund also has non-trading market risk on the approximately 90% of its assets which are held in cash at MLPF&S. The value of this cash is not interest rate sensitive, but there is cash flow risk in that if interest rates decline so will the cash flow generated on these monies.

Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Fund’s market risk exposures — except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Fund manages its primary market risk exposures — constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Fund’s primary market risk exposures as well as the strategies used and to be used by MLAI and Aspect for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Fund’s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Fund. There can be no assurance that the Fund’s current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term. Investors must be prepared to lose all or substantially all of the value of their investment in the Fund.

The following were the primary trading risk exposures of the Fund as of June 30, 2013, by market sector.

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

Agricultural Commodities

The Fund’s primary agricultural commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Grains, cocoa and livestock accounted for the majority of the Fund’s agricultural commodities exposure as of June 30, 2013.

Energy

The Fund’s primary energy market exposure is to natural gas and crude oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Fund as of June 30, 2013.

Foreign Currency Balances

The Fund’s primary foreign currency balances are in Japanese yen, British pounds and Euros.

U.S. Dollar Cash Balance

The Fund holds U.S. dollars in cash at MLPF&S and MLIB. The Fund has immaterial cash flow interest rate risk on its cash on deposit with MLPF&S in that declining interest rates would cause the income from such cash to decline.

Item 4. Controls and Procedures

MLAI, the Sponsor of Aspect FuturesAccess LLC, with the participation of the Sponsor’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934) with respect to the Fund as of the end of the period covered by this quarterly report.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.  No change in internal control over financial reporting (in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act of 1934) occurred during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.           Legal Proceedings

None.

Item 1A.  Risk Factors

There are no material changes from risk factors as previously disclosed in the Fund’s report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on March 27, 2013.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

(a)  Units are privately offered and sold to “accredited investors” (as defined in Rule 501(a) under the Securities Act in reliance on the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 thereunder.  The selling agent of the Units was MLPF&S.

CLASS A

	Subscription
	Amount	Units	NAV (1)
1/01/2013	$157,950	108,946	$1.4498
1/16/2013	38,025	26,125	1.4555
2/01/2013	492,623	328,613	1.4991
2/16/2013	362,872	238,873	1.5191
3/01/2013	107,250	74,186	1.4457
3/16/2013	209,625	142,099	1.4752
4/01/2013	180,375	122,737	1.4696
4/16/2013	89,054	59,067	1.5077
5/01/2013	311,150	204,852	1.5189
5/16/2013	757,167	511,703	1.4797
6/01/2013	170,625	120,218	1.4193
6/16/2013	59,475	43,584	1.3646
7/01/2013	39,000	27,393	1.4237

CLASS C

	Subscription
	Amount	Units	NAV (1)
1/01/2013	$339,814	252,425	$1.3462
1/16/2013	256,145	189,596	1.3510
2/01/2013	919,410	661,065	1.3908
2/16/2013	557,000	395,372	1.4088
3/01/2013	414,085	308,973	1.3402
3/16/2013	480,670	351,650	1.3669
4/01/2013	115,000	84,484	1.3612
4/16/2013	750,364	537,549	1.3959
5/01/2013	243,454	173,190	1.4057
5/16/2013	468,417	342,210	1.3688
6/01/2013	1,150,502	876,640	1.3124
6/16/2013	303,791	240,856	1.2613
7/01/2013	304,857	231,760	1.3154

CLASS D

	Subscription
	Amount	Units	NAV (1)
1/01/2013	$—	—	$1.6565
1/16/2013	—	—	1.6641
2/01/2013	—	—	1.7149
2/16/2013	—	—	1.7389
3/01/2013	—	—	1.6560
3/16/2013	—	—	1.6908
4/01/2013	—	—	1.6855
4/16/2013	—	—	1.7302
5/01/2013	—	—	1.7442
5/16/2013	—	—	1.7002
6/01/2013	—	—	1.6318
6/16/2013	—	—	1.5699
7/01/2013	—	—	1.6389

CLASS I

	Subscription
	Amount	Units	NAV (1)
1/01/2013	$20,000	13,387	$1.4940
1/16/2013	—	—	1.5002
2/01/2013	108,000	69,889	1.5453
2/16/2013	60,449	38,596	1.5662
3/01/2013	36,850	24,719	1.4908
3/16/2013	—	—	1.5214
4/01/2013	17,504	11,546	1.5160
4/16/2013	249,060	160,116	1.5555
5/01/2013	10,233	6,529	1.5673
5/16/2013	—	—	1.5271
6/01/2013	31,000	21,160	1.4650
6/16/2013	—	—	1.4088
7/01/2013	—	—	1.4700

CLASS DS

	Subscription
	Amount	Units	NAV (1)
1/01/2013	$—	—	$1.6494
1/16/2013	—	—	1.6570
2/01/2013	—	—	1.7076
2/16/2013	—	—	1.7315
3/01/2013	466,363	282,833	1.6489
3/16/2013	—	—	1.6836
4/01/2013	—	—	1.6783
4/16/2013	—	—	1.7229
5/01/2013	—	—	1.7367
5/16/2013	341,749	201,872	1.6929
6/01/2013	—	—	1.6249
6/16/2013	—	—	1.5632
7/01/2013	—	—	1.6319

CLASS DT

	Subscription
	Amount	Units	NAV (1)
1/01/2013	$—	—	$1.7271
1/16/2013	—	—	1.7354
2/01/2013	—	—	1.7888
2/16/2013	—	—	1.8142
3/01/2013	—	—	1.7281
3/16/2013	—	—	1.7647
4/01/2013	—	—	1.7596
4/16/2013	—	—	1.8067
5/01/2013	—	—	1.8216
5/16/2013	—	—	1.7760
6/01/2013	—	—	1.7050
6/16/2013	—	—	1.6406
7/01/2013	—	—	1.7131

CLASS M

	Subscription
	Amount	Units	NAV (1)
1/01/2013	$—	—	$0.8868
1/16/2013	50,000	56,123	0.8909
2/01/2013	580,000	631,739	0.9181
2/16/2013	50,000	53,712	0.9309
3/01/2013	—	—	0.8865
3/16/2013	—	—	0.9051
4/01/2013	—	—	0.9023
4/16/2013	—	—	0.9263
5/01/2013	—	—	0.9337
5/16/2013	50,000	54,933	0.9102
6/01/2013	45,000	51,511	0.8736
6/16/2013	463,908	551,942	0.8405
7/01/2013	19,000	21,655	0.8774

(1) Beginning of the period Net Asset Value

Class A Units are subject to a sales commission paid to MLPF&S ranging from 1.0% to 2.5%.  Class D Units and Class I Units are subject to sales commissions paid to MLPF&S up to 0.5%.  The rate assessed to a given subscription is based upon the subscription amount.  Sales commissions are directly deducted from subscription amounts.  Class C Units, Class DS Units, Class DT Units and Class M Units are not subject to any sales commissions.

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

Item 6.           Exhibits

The following exhibits are filed herewith to this Quarterly Report on Form 10-Q:

31.01 and

31.02                                           Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01

and 31.02:               Are filed herewith.

32.01 and

32.02                                           Section 1350 Certifications

Exhibit 32.01

and 32.02                   Are filed herewith.

Exhibit 101   Are filed herewith.

The following materials from the Fund’s quarterly Report on Form 10-Q for the three and six month periods ended June 30, 2013 formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Financial Condition (ii) Statements of Operations (iii) Statements of Changes in Members’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text. (1)

(1)  These interactive data files shall not be deemed filed for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASPECT FUTURESACCESS LLC
.

	By:	MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(Manager)

Date: August 14, 2013	By:	/s/ KEITH GLENFIELD
Keith Glenfield
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 14, 2013	By:	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial Officer)