Form 10-Q
period 2013-09-30
Aspect FuturesAccess LLC
filed 2013-11-14
CIK 1309132

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of September 30, 2013, 158,770,748 units of limited liability company interest were outstanding.

ASPECT FUTURESACCESS LLC

QUARTERLY REPORT FOR SEPTEMBER 30, 2013 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

ASPECT FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	September 30,	December 31,
	2013	2012
ASSETS:
Equity in commodity trading accounts:
Cash (including restricted cash of $23,295,443 for 2013 and $25,873,362 for 2012)	$213,311,916	$273,776,825
Net unrealized profit on open futures contracts	1,144,420	4,426,946
Net unrealized profit on open forwards contracts	1,806,416	655,236
Cash	458,784	562,107
Other assets	—	20,328

TOTAL ASSETS	$216,721,536	$279,441,442

LIABILITIES AND MEMBERS’ CAPITAL:
LIABILITIES:

Brokerage commissions payable	$22,674	$18,934
Sponsor and Advisory fees payable	622,984	788,788
Redemptions payable	4,284,351	4,802,586
Net unrealized loss on open futures contracts	5,208,100	1,282,046
Net unrealized loss on open forwards contracts	1,302,984	—
Other liabilities	1,569,071	308,095

Total liabilities	13,010,164	7,200,449

MEMBERS’ CAPITAL:
Members’ Interest (158,770,748 Units and 190,525,071 Units)	203,711,372	272,240,993
Total members’ capital	203,711,372	272,240,993

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$216,721,536	$279,441,442

NET ASSET VALUE PER UNIT:
(Based on 158,770,748 and 190,525,071 Units outstanding; unlimited Units authorized)

Class A	$1.3085	$1.4498
Class C	$1.2059	$1.3462
Class D	$1.5120	$1.6565
Class I	$1.3525	$1.4940
Class DS	$1.5055	$1.6494
Class DT	$1.5824	$1.7271
Class M	$0.8094	$0.8868

See notes to financial statements.

 ASPECT FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012
TRADING PROFIT (LOSS):

Realized, net	$(2,122,265)	$(14,832,755)	$(6,014,017)	$(3,733,326)
Change in unrealized, net	(13,043,452)	6,399,755	(7,360,384)	(8,466,735)
Brokerage commissions	(185,186)	(231,662)	(643,556)	(645,339)

Total trading profit (loss), net	(15,350,903)	(8,664,662)	(14,017,957)	(12,845,400)

INVESTMENT INCOME (EXPENSE):
Interest, net	(622)	(8,708)	(6,263)	1,772

EXPENSES:
Management fee	1,098,943	1,562,974	3,660,263	4,666,417
Sponsor fee	846,570	1,141,290	2,771,349	3,301,902
Performance fee	—	4,456	—	19,461
Other	1,339,494	237,799	1,793,170	666,950
Total expenses	3,285,007	2,946,519	8,224,782	8,654,730

NET INVESTMENT INCOME (LOSS)	(3,285,629)	(2,955,227)	(8,231,045)	(8,652,958)

NET INCOME (LOSS)	$(18,636,532)	$(11,619,889)	$(22,249,002)	$(21,498,358)

NET INCOME (LOSS) PER UNIT:

Weighted average number of Units outstanding
Class A	22,271,123	21,100,347	21,733,403	19,349,694
Class C	89,591,951	105,130,626	93,977,087	98,018,265
Class D	4,392,750	6,626,695	4,826,261	5,719,975
Class I	5,695,119	9,737,908	6,363,907	10,696,218
Class DS	24,833,713	39,613,290	27,977,206	41,396,130
Class DT	10,911,178	15,286,510	12,161,716	16,234,151
Class M	9,120,494	2,604,033	9,623,110	1,425,304

Net income (loss) per weighted average Unit
Class A	$(0.1154)	$(0.0620)	$(0.1447)	$(0.1238)
Class C	$(0.1086)	$(0.0581)	$(0.1310)	$(0.1226)
Class D	$(0.1270)	$(0.0620)	$(0.1123)	$(0.1205)
Class I	$(0.1170)	$(0.0438)	$(0.1240)	$(0.0942)
Class DS	$(0.1244)	$(0.0577)	$(0.1173)	$(0.0897)
Class DT	$(0.1301)	$(0.0592)	$(0.1239)	$(0.0908)
Class M	$(0.0660)	$(0.0666)	$(0.0699)	$(0.1384)

See notes to financial statements.

ASPECT FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(unaudited) (in Units)

	Members’ Capital December 31, 2011	Subscriptions	Redemptions	Members’ Capital September 30, 2012	Members’ Capital December 31, 2012	Subscriptions	Redemptions	Members’ Capital September 30, 2013
Class A	16,360,228	7,204,033	(2,028,448)	21,535,813	21,463,611	3,547,564	(2,941,720)	22,069,455
Class C	85,475,661	29,573,386	(12,623,317)	102,425,730	99,953,893	5,849,734	(21,203,705)	84,599,922
Class D	4,932,784	1,878,634	—	6,811,418	5,562,428	92,294	(1,246,590)	4,408,132
Class I	10,690,500	2,003,822	(3,647,038)	9,047,284	7,154,253	345,942	(1,951,423)	5,548,772
Class DS	46,734,768	1,609,577	(10,654,163)	37,690,182	32,959,715	489,623	(9,893,674)	23,555,664
Class DT	17,819,553	—	(2,949,739)	14,869,814	13,709,450	—	(3,187,920)	10,521,530
Class M*	—	3,397,778	—	3,397,778	9,721,721	1,590,801	(3,245,249)	8,067,273

Total Members’ Units	182,013,494	45,667,230	(31,902,705)	195,778,019	190,525,071	11,915,958	(43,670,281)	158,770,748

* Units issued on April 1, 2012

See notes to financial statements.

ASPECT FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(unaudited)

	Members’ Capital December 31, 2011	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital September 30, 2012	Members’ Capital December 31, 2012	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital September 30, 2013
Class A	$26,838,790	$11,802,027	$(3,298,389)	$(2,395,452)	$32,946,976	$31,117,660	$5,105,788	$(4,201,006)	$(3,144,812)	$28,877,630
Class C	131,513,252	45,370,768	(18,998,937)	(12,018,833)	145,866,250	134,557,684	7,838,439	(28,063,282)	(12,311,762)	102,021,079
Class D	9,108,026	3,442,751	—	(689,269)	11,861,508	9,214,011	149,775	(2,156,850)	(541,847)	6,665,089
Class I	18,000,337	3,404,213	(6,147,603)	(1,007,865)	14,249,082	10,688,469	533,096	(2,928,041)	(788,883)	7,504,641
Class DS	85,925,338	2,887,420	(19,742,526)	(3,715,255)	65,354,977	54,364,101	816,059	(16,434,610)	(3,281,940)	35,463,610
Class DT	34,131,941	—	(5,692,138)	(1,474,385)	26,965,418	23,677,968	—	(5,521,285)	(1,507,374)	16,649,309
Class M*	—	3,365,000	—	(197,299)	3,167,701	8,621,100	1,402,908	(2,821,610)	(672,384)	6,530,014

Total Members’ Interest	$305,517,684	$70,272,179	$(53,879,593)	$(21,498,358)	$300,411,912	$272,240,993	$15,846,065	$(62,126,684)	$(22,249,002)	$203,711,372

* Units issued on April 1, 2012

See notes to financial statements.

ASPECT FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class DS	Class DT	Class M
Per Unit Operating Performance:

Net asset value, beginning of period	$1.4237	$1.3154	$1.6389	$1.4700	$1.6319	$1.7131	$0.8774

Net realized and net change in unrealized trading profit (loss)	(0.0935)	(0.0862)	(0.1078)	(0.0966)	(0.1073)	(0.1128)	(0.0577)
Brokerage commissions	(0.0011)	(0.0011)	(0.0013)	(0.0012)	(0.0013)	(0.0014)	(0.0007)
Interest income, net (c)	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)
Expenses	(0.0206)	(0.0222)	(0.0178)	(0.0197)	(0.0178)	(0.0165)	(0.0096)

Net asset value, end of period	$1.3085	$1.2059	$1.5120	$1.3525	$1.5055	$1.5824	$0.8094

Total Return: (a)

Total return before Performance fees	-8.08%	-8.30%	-7.74%	-7.99%	-7.74%	-7.62%	-7.73%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Total return after Performance fees	-8.08%	-8.30%	-7.74%	-7.99%	-7.74%	-7.62%	-7.73%

Ratios to Average Member’s Capital: (b)

Expenses (excluding Performance fees)	1.49%	1.74%	1.13%	1.40%	1.13%	1.00%	1.12%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Expenses (including Performance fees)	1.49%	1.74%	1.13%	1.40%	1.13%	1.00%	1.12%

Net investment income (loss)	-1.49%	-1.74%	-1.13%	-1.40%	-1.13%	-1.00%	-1.12%

(a) The total return calculations are based on compounded monthly returns and are calculated for each class taken as a whole. An individual members’ return may vary from these returns based on timing of capital transactions.

(b) The ratios to average members’ capital have been annualized. The performance fee ratios are not annualized.

(c) Interest income, net is less than $0.0001 per Unit

See notes to financial statements.

ASPECT FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class DS	Class DT	Class M
Per Unit Operating Performance:

Net asset value, beginning of period	$1.4498	$1.3462	$1.6565	$1.4940	$1.6494	$1.7271	$0.8868

Net realized and net change in unrealized trading profit (loss)	(0.0888)	(0.0817)	(0.1027)	(0.0918)	(0.1022)	(0.1075)	(0.0550)
Brokerage commissions	(0.0037)	(0.0034)	(0.0043)	(0.0038)	(0.0043)	(0.0045)	(0.0023)
Interest income, net (c)	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)
Expenses	(0.0488)	(0.0552)	(0.0375)	(0.0459)	(0.0374)	(0.0327)	(0.0201)

Net asset value, end of period	$1.3085	$1.2059	$1.5120	$1.3525	$1.5055	$1.5824	$0.8094

Total Return: (a)

Total return before Performance fees	-9.73%	-10.40%	-8.72%	-9.47%	-8.72%	-8.37%	-8.71%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Total return after Performance fees	-9.73%	-10.40%	-8.72%	-9.47%	-8.72%	-8.37%	-8.71%

Ratios to Average Member’s Capital: (b)

Expenses (excluding Performance fees)	3.42%	4.16%	2.31%	3.13%	2.31%	1.93%	2.30%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Expenses (including Performance fees)	3.42%	4.16%	2.31%	3.13%	2.31%	1.93%	2.30%

Net investment income (loss)	-3.42%	-4.16%	-2.31%	-3.13%	-2.31%	-1.93%	-2.30%

(a) The total return calculations are based on compounded monthly returns and are calculated for each class taken as a whole. An individual members’ return may vary from these returns based on timing of capital transactions.

(b) The ratios to average members’ capital have been annualized. The performance fee ratios are not annualized.

(c) Interest income, net is less than $0.0001 per Unit

See notes to financial statements.

ASPECT FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class DS	Class DT	Class M
Per Unit Operating Performance:

Net asset value, beginning of period	$1.5887	$1.4826	$1.8016	$1.6338	$1.7939	$1.8737	$0.9645

Net realized and net change in unrealized trading profit (loss)	(0.0425)	(0.0396)	(0.0484)	(0.0438)	(0.0482)	(0.0504)	(0.0259)
Brokerage commissions	(0.0012)	(0.0011)	(0.0013)	(0.0012)	(0.0013)	(0.0014)	(0.0007)
Interest income, net	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0001)	(0.0000)
Expenses	(0.0151)	(0.0178)	(0.0105)	(0.0138)	(0.0104)	(0.0084)	(0.0056)

Net asset value, end of period	$1.5299	$1.4241	$1.7414	$1.5750	$1.7340	$1.8134	$0.9323

Total Return: (a)

Total return before Performance fees	-3.71%	-3.95%	-3.34%	-3.61%	-3.34%	-3.22%	-3.34%
Performance fees	-0.01%	-0.01%	-0.01%	-0.01%	-0.01%	-0.01%	-0.01%
Total return after Performance fees	-3.72%	-3.96%	-3.35%	-3.62%	-3.35%	-3.23%	-3.35%

Ratios to Average Member’s Capital: (b)

Expenses (excluding Performance fees)	0.95%	1.20%	0.57%	0.85%	0.57%	0.45%	0.57%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Expenses (including Performance fees)	0.95%	1.20%	0.57%	0.85%	0.57%	0.45%	0.57%

Net investment income (loss)	-0.95%	-1.20%	-0.58%	-0.85%	-0.58%	-0.45%	-0.58%

(a) The total return calculations are based on compounded monthly returns and are calculated for each class taken as a whole. An individual members’ return may vary from these returns based on timing of capital transactions.

(b) The ratios to average members’ capital have been annualized. The performance fee ratios are not annualized.

See notes to financial statements.

ASPECT FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class DS	Class DT	Class M*
Per Unit Operating Performance:

Net asset value, beginning of period	$1.6405	$1.5386	$1.8464	$1.6838	$1.8386	$1.9154	$1.0000

Net realized and net change in unrealized trading profit (loss)	(0.0607)	(0.0563)	(0.0693)	(0.0625)	(0.0690)	(0.0724)	(0.0578)
Brokerage commissions	(0.0033)	(0.0031)	(0.0037)	(0.0034)	(0.0037)	(0.0039)	(0.0014)
Interest income, net (c)	0.0000	0.0000	0.0000	0.0000	0.0000	0.0000	0.0000
Expenses	(0.0466)	(0.0551)	(0.0320)	(0.0429)	(0.0319)	(0.0257)	(0.0085)

Net asset value, end of period	$1.5299	$1.4241	$1.7414	$1.5750	$1.7340	$1.8134	$0.9323

Total Return: (a)

Total return before Performance fees	-6.77%	-7.47%	-5.71%	-6.49%	-5.71%	-5.36%	-7.06%
Performance fees	-0.04%	-0.04%	-0.04%	-0.04%	-0.04%	-0.02%	0.26%
Total return after Performance fees	-6.81%	-7.51%	-5.75%	-6.53%	-5.75%	-5.38%	-6.80%

Ratios to Average Members’ Capital: (b)

Expenses (excluding Performance fees)	2.83%	3.58%	1.71%	2.53%	1.71%	1.33%	1.14%
Performance fees	0.01%	0.01%	0.01%	0.01%	0.01%	0.00%	-0.28%
Expenses (including Performance fees)	2.84%	3.59%	1.72%	2.54%	1.72%	1.33%	0.86%

Net investment income (loss)	-2.84%	-3.59%	-1.72%	-2.54%	-1.72%	-1.33%	-0.86%

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

(a Delaware Limited Liability Company)

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Aspect FuturesAccess LLC (formerly ML Aspect FuturesAccess LLC ) (the “Fund”), a Merrill Lynch  FuturesAccessSM Program (“FuturesAccess”) fund, was organized under the Delaware Limited Liability Company Act on May 17, 2004 and commenced trading activities on April 1, 2005.  The Fund engages in the speculative trading of futures and forward contracts on a wide range of commodities.  Aspect Capital Limited (“Aspect” or “Trading Advisor”) is the trading advisor of the Fund. The Trading Advisor utilizes the Aspect Diversified Program (the “Trading Program”) for the Fund.

Merrill Lynch Alternative Investments LLC (“MLAI” or “Sponsor”) is the sponsor and manager of the Fund. MLAI is an indirect wholly-owned subsidiary of Bank of America Corporation. Bank of America Corporation and its affiliates are referred to herein as “BAC”. Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”) is currently the exclusive clearing broker for the Fund.  The Sponsor may select other parties as clearing broker(s). Merrill Lynch International Bank, Ltd. (“MLIB”) is the primary foreign exchange (“F/X”) forward prime broker for the Fund.  The Sponsor may select other parties as F/X or other over-the-counter (“OTC”) prime brokers, including Merrill Lynch International (“MLI”).  MLPF&S, MLIB and MLI are BAC affiliates.

FuturesAccess is a group of managed futures funds sponsored by MLAI (“FuturesAccess Funds”).  FuturesAccess is exclusively available to investors that have investment accounts with Merrill Lynch Wealth Management, U.S. Trust and other divisions or affiliates of BAC.  FuturesAccess Funds currently are composed of direct-trading funds advised by a single trading advisor or funds of funds for which MLAI acts as the advisor and allocates capital among multiple trading advisors.  Although redemption terms vary among FuturesAccess Funds, FuturesAccess applies, with some exceptions, the same minimum investment amounts, fees and other operational criteria across all FuturesAccess Funds.  Each trading advisor participating in FuturesAccess employs different technical, fundamental, systematic and/or discretionary trading strategies.

Interests in the Fund are not insured or otherwise protected by the Federal Deposit Insurance Corporation or any other government authority.  Interests are not deposits or other obligations of, and are not guaranteed by, BAC or by any bank.  Interests are subject to investment risks, including the possible loss of the full amount invested.

In the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of the Fund as of  September 30, 2013 and December 31, 2012 and the results of its operations for the three and nine month periods ended September 30, 2013 and 2012.  However, the operating results for the interim periods may not be indicative of the results for the full year.

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

2.              CONDENSED SCHEDULES OF INVESTMENTS

The Fund’s investments, defined as net unrealized profit (loss) on open contracts on the Statements of Financial Condition, as of September 30, 2013 and December 31, 2012 are as follows:

September 30, 2013

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts/Notional*	Profit (Loss)	Members’ Capital	Contracts/Notional*	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	651	$(315,228)	-0.15%	(1,336)	$852,579	0.42%	$537,351	0.27%	October 2013 - February 2014
Currencies*	10,522,235,861	1,829,247	0.90%	(4,240,553,658)	(1,333,684)	-0.65%	495,563	0.25%	October 2013 - December 2013
Energy	226	(880,690)	-0.43%	(322)	298,580	0.15%	(582,110)	-0.28%	October 2013 - December 2013
Interest rates	2,033	1,081,343	0.53%	(3,664)	(3,988,137)	-1.96%	(2,906,794)	-1.43%	December 2013 - March 2016
Metals	137	32,860	0.02%	(766)	(516,011)	-0.25%	(483,151)	-0.23%	December 2013 - January 2014
Stock indices	2,281	(627,170)	-0.31%	(30)	6,063	0.00%	(621,107)	-0.31%	October 2013 - December 2013

Total		$1,120,362	0.56%		$(4,680,610)	-2.29%	$(3,560,248)	-1.73%

December 31, 2012

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts/Notional*	Profit (Loss)	Members’ Capital	Contracts/Notional*	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	326	$(168,590)	-0.06%	(1,375)	$1,275,558	0.47%	$1,106,968	0.41%	February 2013 - March 2013
Currencies*	5,687,194,901	13,309	0.00%	(6,394,391,642)	727,423	0.27%	740,732	0.27%	January 2013 - March 2013
Energy	248	268,765	0.10%	(693)	166,215	0.06%	434,980	0.16%	January 2013 - February 2013
Interest rates	7,047	199,089	0.07%	(624)	(30,816)	-0.01%	168,273	0.06%	March 2013 - June 2015
Metals	1,029	(861,550)	-0.32%	(735)	(775,158)	-0.28%	(1,636,708)	-0.60%	February 2013 - April 2013
Stock indices	4,017	3,012,821	1.11%	(15)	(26,930)	-0.01%	2,985,891	1.10%	January 2013 - March 2013

Total		$2,463,844	0.90%		$1,336,292	0.50%	$3,800,136	1.40%

*Currencies are stated in notional amounts.

No individual contract’s unrealized profit or loss comprised greater than 5% of Members’ Capital as of September 30, 2013 and December 31, 2012. With respect to each commodity industry sector listed in the above chart, the net unrealized profit (loss) on open positions is the sum of the unrealized profits (loss) of long positions and short positions of the open contracts, netting unrealized losses against unrealized profits as applicable.  Net unrealized profit and loss provides an approximate measure of the exposure of the Fund to the various sectors as of the date listed, although such exposure can change at any time.

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

The Fund’s net unrealized profit (loss) on open forward and futures contracts, by the above fair value hierarchy levels, as of September 30, 2013 and December 31, 2012 are as follows:

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Futures
Long	$(686,053)	$(738,363)	$52,310	$—
Short	(3,377,627)	(2,799,978)	(577,649)	—
	$(4,063,680)	$(3,538,341)	$(525,339)	$—

Forwards
Long	$1,806,415	$—	$1,806,415	$—
Short	(1,302,983)	—	(1,302,983)	—
	$503,432	$—	$503,432	$—

September 30, 2013	$(3,560,248)	$(3,538,341)	$(21,907)	$—

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Futures
Long	$2,436,006	$2,480,431	$(44,425)	$—
Short	708,894	1,416,965	(708,071)	—
	$3,144,900	$3,897,396	$(752,496)	$—

Forwards
Long	$27,838	$—	$27,838	$—
Short	627,398	—	627,398	—
	$655,236	$—	$655,236	$—

December 31, 2012	$3,800,136	$3,897,396	$(97,260)	$—

The Fund’s volume of trading forwards and futures as of the nine month period ended September 30, 2013 and year ended December 31, 2012 are representative of the activity throughout these periods. There were no transfers to or from any level during the three or nine month periods ended September 30, 2013 or the year ended December 31, 2012.

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

The Fund presents its futures and forward contract amounts gross on the Statement of Financial Condition. The Fund maintains margin deposits and cash collateral with its futures and forward brokers, respectively, in amounts determined by the respective broker. At September 30, 2013 and December 31, 2012, the initial margin deposits (cash) are used to satisfy the margin requirements to establish the futures or forward contracts and are presented on the Statement of Financial Condition as Cash on deposit with Broker and the variation margin on open contracts as unrealized gain or loss on futures or forward contracts, respectively.

The following table indicates the trading profits and losses, before brokerage commissions, by type/commodity industry sector, on derivative instruments for each of the three and nine month periods ended September 30, 2013 and 2012:

	For the three months ended	For the nine months ended
	September 30, 2013	September 30, 2013
Commodity Industry	profit (loss)	profit (loss)
Sector	from trading, net	from trading, net

Agriculture	$(874,143)	$1,730,875
Currencies	(1,818,317)	(7,950,692)
Energy	(3,271,917)	(13,648,154)
Interest rates	(3,725,513)	(17,494,714)
Metals	(7,107,757)	10,651,417
Stock indices	1,631,930	13,336,867

Total, net	$(15,165,717)	$(13,374,401)

	For the three months ended	For the nine months ended
	September 30, 2012	September 30, 2012
Commodity Industry	profit (loss)	profit (loss)
Sector	from trading, net	from trading, net

Agriculture	$522,539	$72,377
Currencies	2,694,294	(6,502,246)
Energy	(6,595,920)	(1,901,180)
Interest rates	3,004,015	14,254,321
Metals	(4,876,513)	(7,137,961)
Stock indices	(3,181,415)	(10,985,372)

Total, net	$(8,433,000)	$(12,200,061)

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

5.              RELATED PARTY TRANSACTIONS

MLAI and the Fund entered into a transfer agency and investor services agreement with Financial Data Services, Inc. (the “Transfer Agent”), a wholly-owned subsidiary of BAC and affiliate of MLAI. The Transfer Agent provides registrar, distribution disbursing agent, transfer agent and certain other services related to the issuance, redemption, exchange and transfer of Units. The fees charged by the Transfer Agent for its services are based on the aggregate net assets of funds managed or sponsored by MLAI. The fee rate ranges from 0.016% to 0.02% per year of the aggregate net assets. During the quarter ended September 30, 2013, the rate was 0.02%. The fee is payable monthly in arrears. MLAI allocates the Transfer Agent fees to each of the managed or sponsored funds, including the Fund, on a monthly basis based on each Fund’s net assets. The Transfer Agent fee allocated to the Fund for the three month periods ended September 30, 2013, and 2012 amounted to $10,351 and $15,445, respectively. The Transfer Agent fee allocated to the Fund for the nine month periods ended September 30, 2013 and 2012 amounted to $36,512 and $46,963, respectively, of which $7,434 and $10,210 was payable to the Transfer Agent as of September 30, 2013 and December 31, 2012, respectively.

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

The Fund calculates the Net Asset Value per Unit of each Class of Units as of the close of business on (i) the 15th calendar day of each month, (ii) the last calendar day of each month and (iii) any other dates MLAI may determine in its discretion (each, a “Calculation Date”). The Fund’s “Net Asset Value” as of any Calculation Date generally equals the value of the Fund’s account under the management of the Trading Advisor as of that date plus any other assets held by the Fund, minus accrued Sponsor’s, management and performance fees, trading liabilities, including brokerage commissions, any offering or operating costs, amortized organizational and initial offering costs and all other liabilities of the Fund.  MLAI or its delegates are authorized to make all Net Asset Value determinations.

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS A

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	June 15th	June	July 15th	Jul.	Aug. 15th	Aug.	Sept. 15th	Sept.
2012	n/a	$1.6554	n/a	$1.6864	n/a	$1.6534	n/a	$1.6608	n/a	$1.6683	n/a	$1.5887	n/a	$1.6362	n/a	$1.5873	n/a	$1.5299
2013	$1.4555	$1.4991	$1.5191	$1.4457	$1.4752	$1.4696	$1.5077	$1.5189	$1.4797	$1.4193	$1.3646	$1.4237	$1.4088	$1.3965	$1.3775	$1.3552	$1.3775	$1.3085

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS C

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	June 15th	June	July 15th	Jul.	Aug. 15th	Aug.	Sept. 15th	Sept.
2012	n/a	$1.5513	n/a	$1.5790	n/a	$1.5468	n/a	$1.5525	n/a	$1.5582	n/a	$1.4826	n/a	$1.5257	n/a	$1.4788	n/a	$1.4241
2013	$1.3510	$1.3908	$1.4088	$1.3402	$1.3669	$1.3612	$1.3959	$1.4057	$1.3688	$1.3124	$1.2613	$1.3154	$1.3011	$1.2892	$1.2711	$1.2500	$1.2700	$1.2059

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS D

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	June 15th	June	July 15th	Jul.	Aug. 15th	Aug.	Sept. 15th	Sept.
2012	n/a	$1.8656	n/a	$1.9028	n/a	$1.8679	n/a	$1.8787	n/a	$1.8895	n/a	$1.8016	n/a	$1.8578	n/a	$1.8045	n/a	$1.7414
2013	$1.6641	$1.7149	$1.7389	$1.6560	$1.6908	$1.6855	$1.7302	$1.7442	$1.7002	$1.6318	$1.5699	$1.6389	$1.6228	$1.6097	$1.5888	$1.5640	$1.5907	$1.5120

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS I

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	June 15th	June	July 15th	Jul.	Aug. 15th	Aug.	Sept. 15th	Sept.
2012	n/a	$1.6997	n/a	$1.7320	n/a	$1.6987	n/a	$1.7069	n/a	$1.7152	n/a	$1.6338	n/a	$1.6833	n/a	$1.6335	n/a	$1.5750
2013	$1.5002	$1.5453	$1.5662	$1.4908	$1.5214	$1.5160	$1.5555	$1.5673	$1.5271	$1.4650	$1.4088	$1.4700	$1.4549	$1.4425	$1.4231	$1.4003	$1.4235	$1.3525

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DS

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	June 15th	June	July 15th	Jul.	Aug. 15th	Aug.	Sept. 15th	Sept.
2012	n/a	$1.8577	n/a	$1.8947	n/a	$1.8600	n/a	$1.8707	n/a	$1.8815	n/a	$1.7939	n/a	$1.8499	n/a	$1.7968	n/a	$1.7340
2013	$1.6570	$1.7076	$1.7315	$1.6489	$1.6836	$1.6783	$1.7229	$1.7367	$1.6929	$1.6249	$1.5632	$1.6319	$1.6159	$1.6028	$1.5820	$1.5573	$1.5839	$1.5055

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DT

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	June 15th	June	July 15th	Jul.	Aug. 15th	Aug.	Sept. 15th	Sept.
2012	n/a	$1.9372	n/a	$1.9790	n/a	$1.9412	n/a	$1.9537	n/a	$1.9664	n/a	$1.8737	n/a	$1.9331	n/a	$1.8783	n/a	$1.8134
2013	$1.7354	$1.7888	$1.8142	$1.7281	$1.7647	$1.7596	$1.8067	$1.8216	$1.7760	$1.7050	$1.6406	$1.7131	$1.6966	$1.6832	$1.6617	$1.6361	$1.6644	$1.5824

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS M

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	June 15th	June	July 15th	Jul.	Aug. 15th	Aug.	Sept. 15th	Sept.
2012	n/a	n/a	n/a	n/a	n/a	n/a	n/a	$1.0058	n/a	$1.0116	n/a	$0.9645	n/a	$0.9946	n/a	$0.9661	n/a	$0.9323
2013	$0.8909	$0.9181	$0.9309	$0.8865	$0.9051	$0.9023	$0.9263	$0.9337	$0.9102	$0.8736	$0.8405	$0.8774	$0.8688	$0.8617	$0.8505	$0.8373	$0.8516	$0.8094

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

For the nine month period ended September 30, 2013, Fund capital decreased 25.17% from $272,240,993 to $203,711,372. This decrease was attributable to the net loss from operations of $22,249,002 coupled with the redemption of 43,670,281 Redeemable Units resulting in an outflow of $62,126,684.  The cash outflow was offset with cash inflow of $15,846,065 due to subscriptions of 11,915,958 Units. Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent months.

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

The Fund follows the Accounting Standards Codification guidance on accounting for uncertainty in income taxes.  This guidance provides how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements.  This guidance also requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Fund’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority.  Tax positions with respect to tax at the Fund level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. A prospective investor should be aware that, among other things, income taxes could have a material adverse effect on the periodic calculations of the net asset value of the

Fund, including reducing the net asset value of the Fund to reflect reserves for income taxes, such as foreign withholding taxes, that may be payable by the Fund. This could cause benefits or detriments to certain investors, depending upon the timing of their entry and exit from the Fund. MLAI has analyzed the Fund’s tax positions and has concluded that a provision for income tax of $1,164,420 is required in the Fund’s financial statements. The following is the major tax jurisdiction for the Fund and the earliest tax year subject to examination: United States — 2010.

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

January 1, 2013 to September 30, 2013

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

July 1, 2013 to September 30, 2013

The Fund experienced a net trading loss of $ 15,165,717 before brokerage commissions and related fees in the third quarter of 2013. The Fund’s profits were primarily attributable to the stock indices sector posting profits. The agriculture, currency, energy, interest rates and metals sectors posted losses.

The stock indices posted profits to the Fund. Profits were posted to the Fund at the beginning of the quarter. The early market driver in July was the release of stronger non-farm payrolls figures in the United States. This boosted stocks as the Trading Program was well positioned to take advantage of these moves. Losses were posted to the Fund in the middle of the quarter. The general market mood reversed sharply towards the end of August as the U.S. considered military action against Syria. Against this backdrop, stock markets sold off. Profits were posted to the Fund at the end of the quarter. Initially, the Trading Program made gains from its long positions in stock indices. The end of September was marked by a deadlock in U.S. Congress surrounding the fiscal budget, while uncertainty surrounding the German and Italian governments added to nervousness. The Trading Program gave back some of its earlier gains from stock indices but not enough to offset profits posted to the Fund.

The agriculture sector posted losses to the Fund. Losses were posted to the Fund at the beginning through the middle of the quarter. Losses were posted to the Fund at the end of the quarter as the Trading Program’s short positions suffered in September as prices of sugar and wheat rose on signs of stronger demand.

The currency sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the quarter. The early market driver in July was the release of stronger non-farm payrolls figures in the United States. This boosted the U.S. dollar and the Trading Program was well positioned to take advantage of these moves. However, the market mood changed course mid July as Chairman of the U.S. Federal Reserve, Ben Bernanke sought to clarify his June comments on the end of Quantitative Easing.  Pointing to low inflation and below-target employment. Chairman Ben Bernanke’s dovish reassurances in July pushed back market expectations on tapering resulting in the U.S. dollar retreat. Losses were posted to the Fund in the middle of the quarter. In the United Kingdom, growth data mid August helped drive the prices of UK Gilts lower, to the benefit of the Trading Program’s short exposure. However, the Trading Program’s net short exposure to Sterling suffered and dominated losses in currencies. Losses were posted to the Fund at the end of the quarter. Returns from currencies were muted overall, although the Trading Program’s long exposure to the New Zealand dollar profited after the central bank signaled that rates may rise.

The energy sector posted losses to the Fund.  Loses were posted to the Fund at the beginning of the quarter. Profits from the Trading Program’s long natural gas positions were not enough to offset losses from declining oil prices. Profits were posted to the Fund in the middle of the quarter as the potential for U.S. military action in Syria pushed oil prices higher, benefiting the Trading Program’s long positions, as fears of supply disruptions mounted. Losses were posted to the Fund at the end of the quarter as the Trading Program’s long oil positions were adversely impacted by the easing of geopolitical concerns over Syria.

The interest rate posted losses to the Fund. Losses were posted to the Fund at the beginning of the quarter due to the Trading Program’s short fixed income positions, with UK positions further affected by lower than expected inflation data. Profits were posted to Fund in the middle of the quarter as the Trading Program’s long positions in Japanese government bonds generated gains. In the UK, better than expected growth data mid August helped drive the prices of UK Gilts lower, to the benefit of the Trading Program’s short exposure. Losses were posted to the Fund at the end of the quarter as speculation around impending policy announcements in the U.S. and elsewhere, with market participants focused on the timing of the U.S. Federal Reserve’s “tapering” and other interest rate moves, drove fixed income markets. Initially, the Trading Program made gains from its long positions in short exposures to fixed income as yields rose. However, the gains from fixed income were later eroded as bonds reversed course following the U.S. Federal Reserve’s decision not to begin withdrawing stimulus.

The metals sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the quarter. Metals continued to rise in July as gold was particularly strong in response to the weakening U.S. dollar, making the Trading Program’s short position the worst performer for July. Losses were posted to the Fund in the middle of the quarter. The metals sector was the worst performer in August, with losses incurred from the Trading Program’s short positions in both industrial and precious metals. Losses were posted to the Fund at the end of the quarter. The Trading Program’s short positions suffered as prices of industrial metals rose on signs of stronger demand.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Fund’s open positions by market category for the fiscal period. For the nine month periods ended September 30, 2013 and 2012, the Fund’s average Month-end Net Asset Value was approximately $246,807,600 and $310,632,531, respectively.

September 30, 2013

	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Agriculture	$2,291,813	0.93%	$5,938,317	$459,322
Currencies	4,404,273	1.78%	7,975,498	667,733
Energy	1,853,272	0.75%	3,228,528	1,043,898
Interest Rates	5,212,903	2.11%	9,034,889	1,642,078
Metals	7,819,096	3.17%	11,382,356	4,308,491
Stock Indices	1,544,636	0.63%	3,432,477	28,451

Total	$23,125,993	9.37%	$40,992,065	$8,149,973

September 30, 2012

	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Agriculture	$6,099,003	1.96%	$8,773,514	$2,877,282
Currencies	1,804,544	0.58%	4,511,438	428,075
Energy	6,661,015	2.14%	11,422,080	3,604,133
Interest Rates	5,061,327	1.63%	8,692,769	2,634,393
Metals	1,721,756	0.55%	2,443,925	734,799
Stock Indices	6,960,039	2.24%	10,956,258	854,887

Total	$28,307,684	9.10%	$46,799,984	$11,133,569

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

The Fund also has non-trading market risk on approximately 90% of its assets which are held in cash at MLPF&S. The value of this cash is not interest rate sensitive, but there is cash flow risk in that if interest rates decline so will the cash flow generated on these monies.

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

The following were the primary trading risk exposures of the Fund as of September 30, 2013, by market sector.

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

Agricultural Commodities

The Fund’s primary agricultural commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Grains, cocoa and livestock accounted for the majority of the Fund’s agricultural commodities exposure as of September 30, 2013.

Energy

The Fund’s primary energy market exposure is to natural gas and crude oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Fund as of September 30, 2013.

Foreign Currency Balances

The Fund’s primary foreign currency balances are in Japanese yen, British pounds and Euros.

U.S. Dollar Cash Balance

The Fund holds U.S. dollars in cash at MLPF&S and MLIB. The Fund has immaterial cash flow interest rate risk on its cash on deposit with MLPF&S in that declining interest rates would cause the income from such cash to decline.

Item 4. Controls and Procedures

MLAI, the Sponsor of Aspect FuturesAccess LLC, with the participation of the Sponsor’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934) with respect to the Fund as of the end of the period covered by this quarterly report.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.  No change in internal control over financial reporting (in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act of 1934) occurred during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

CLASS A

	Subscription
	Amount	Units	NAV (1)
1/01/2013	$157,950	108,946	$1.4498
1/16/2013	38,025	26,125	1.4555
2/01/2013	492,623	328,613	1.4991
2/16/2013	362,872	238,873	1.5191
3/01/2013	107,250	74,186	1.4457
3/16/2013	209,625	142,099	1.4752
4/01/2013	180,375	122,737	1.4696
4/16/2013	89,054	59,066	1.5077
5/01/2013	311,150	204,852	1.5189
5/16/2013	757,167	511,703	1.4797
6/01/2013	170,625	120,218	1.4193
6/16/2013	59,475	43,584	1.3646
7/01/2013	39,000	27,393	1.4237
7/16/2013	448,107	318,077	1.4088
8/01/2013	144,074	103,168	1.3965
8/16/2013	1,434,091	1,041,082	1.3775
9/01/2013	92,625	68,348	1.3552
9/16/2013	11,700	8,494	1.3775
10/01/2013	123,825	94,092	1.3085

CLASS C

	Subscription
	Amount	Units	NAV (1)
1/01/2013	$339,814	252,425	$1.3462
1/16/2013	256,145	189,596	1.3510
2/01/2013	919,410	661,065	1.3908
2/16/2013	557,000	395,372	1.4088
3/01/2013	414,085	308,973	1.3402
3/16/2013	480,670	351,650	1.3669
4/01/2013	115,000	84,484	1.3612
4/16/2013	750,364	537,549	1.3959
5/01/2013	243,454	173,190	1.4057
5/16/2013	468,417	342,210	1.3688
6/01/2013	1,150,502	876,640	1.3124
6/16/2013	303,791	240,856	1.2613
7/01/2013	304,857	231,760	1.3154
7/16/2013	299,738	230,372	1.3011
8/01/2013	249,556	193,575	1.2892
8/16/2013	388,000	305,247	1.2711
9/01/2013	332,636	266,109	1.2500
9/16/2013	265,000	208,661	1.2700
10/01/2013	241,294	198,956	1.2059

CLASS D

	Subscription
	Amount	Units	NAV (1)
1/01/2013	$—	—	$1.6565
1/16/2013	—	—	1.6641
2/01/2013	—	—	1.7149
2/16/2013	—	—	1.7389
3/01/2013	—	—	1.6560
3/16/2013	—	—	1.6908
4/01/2013	—	—	1.6855
4/16/2013	—	—	1.7302
5/01/2013	—	—	1.7442
5/16/2013	—	—	1.7002
6/01/2013	—	—	1.6318
6/16/2013	—	—	1.5699
7/01/2013	—	—	1.6389
7/16/2013	149,775	92,294	1.6228
8/01/2013	—	—	1.6097
8/16/2013	—	—	1.5888
9/01/2013	—	—	1.5640
9/16/2013	—	—	1.5907
10/01/2013	—	—	1.5120

CLASS I

	Subscription
	Amount	Units	NAV (1)
1/01/2013	$20,000	13,387	$1.4940
1/16/2013	—	—	1.5002
2/01/2013	108,000	69,889	1.5453
2/16/2013	60,449	38,596	1.5662
3/01/2013	36,850	24,719	1.4908
3/16/2013	—	—	1.5214
4/01/2013	17,504	11,546	1.5160
4/16/2013	249,060	160,116	1.5555
5/01/2013	10,233	6,529	1.5673
5/16/2013	—	—	1.5271
6/01/2013	31,000	21,160	1.4650
6/16/2013	—	—	1.4088
7/01/2013	—	—	1.4700
7/16/2013	—	—	1.4549
8/01/2013	—	—	1.4425
8/16/2013	—	—	1.4231
9/01/2013	—	—	1.4003
9/16/2013	—	—	1.4235
10/01/2013	—	—	1.3525

CLASS DS

	Subscription
	Amount	Units	NAV (1)
1/01/2013	$—	—	$1.6494
1/16/2013	—	—	1.6570
2/01/2013	—	—	1.7076
2/16/2013	—	—	1.7315
3/01/2013	466,363	282,833	1.6489
3/16/2013	—	—	1.6836
4/01/2013	—	—	1.6783
4/16/2013	—	—	1.7229
5/01/2013	—	—	1.7367
5/16/2013	341,749	201,872	1.6929
6/01/2013	—	—	1.6249
6/16/2013	—	—	1.5632
7/01/2013	—	—	1.6319
7/16/2013	7,947	4,918	1.6159
8/01/2013	—	—	1.6028
8/16/2013	—	—	1.5820
9/01/2013	—	—	1.5573
9/16/2013	—	—	1.5839
10/01/2013	52,769	34,852	1.5055

CLASS DT

	Subscription
	Amount	Units	NAV (1)
1/01/2013	$—	—	$1.7271
1/16/2013	—	—	1.7354
2/01/2013	—	—	1.7888
2/16/2013	—	—	1.8142
3/01/2013	—	—	1.7281
3/16/2013	—	—	1.7647
4/01/2013	—	—	1.7596
4/16/2013	—	—	1.8067
5/01/2013	—	—	1.8216
5/16/2013	—	—	1.7760
6/01/2013	—	—	1.7050
6/16/2013	—	—	1.6406
7/01/2013	—	—	1.7131
7/16/2013	—	—	1.6966
8/01/2013	—	—	1.6832
8/16/2013	—	—	1.6617
9/01/2013	—	—	1.6361
9/16/2013	—	—	1.6644
10/01/2013	—	—	1.5824

CLASS M

	Subscription
	Amount	Units	NAV (1)
1/01/2013	$—	—	$0.8868
1/16/2013	50,000	56,123	0.8909
2/01/2013	580,000	631,739	0.9181
2/16/2013	50,000	53,712	0.9309
3/01/2013	—	—	0.8865
3/16/2013	—	—	0.9051
4/01/2013	—	—	0.9023
4/16/2013	—	—	0.9263
5/01/2013	—	—	0.9337
5/16/2013	50,000	54,933	0.9102
6/01/2013	45,000	51,511	0.8736
6/16/2013	463,908	551,942	0.8405
7/01/2013	19,000	21,655	0.8774
7/16/2013	25,000	28,775	0.8688
8/01/2013	75,000	87,037	0.8617
8/16/2013	20,000	23,516	0.8505
9/01/2013	25,000	29,858	0.8373
9/16/2013	—	—	0.8516
10/01/2013	—	—	0.8094

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

The following exhibits are filed herewith to this Quarterly Report on Form 10-Q:

31.01 and
31.02 Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01
and 31.02: Are filed herewith.

32.01 and
32.02 Section 1350 Certifications

Exhibit 32.01
and 32.02 Are filed herewith.

Exhibit 101 Are filed herewith.

The following materials from the Fund’s quarterly Report on Form 10-Q for the three and nine month periods ended September 30, 2013 formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Financial Condition (ii) Statements of Operations (iii) Statements of Changes in Members’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text. (1)

(1)  These interactive data files shall not be deemed filed for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASPECT FUTURESACCESS LLC

	By:	MERRILL LYNCH ALTERNATIVE INVESTMENTS LLC
(Manager)

Date: November 14, 2013	By:	/s/ KEITH GLENFIELD
Keith Glenfield
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 14, 2013	By:	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial Officer)