Form 10-K
period 2013-12-31
Aspect FuturesAccess LLC
filed 2014-03-25
CIK 1309132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2013

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

As of February 28, 2014 Units of limited liability company interest with an aggregate Net Asset Value of $148,020,302 were outstanding and held by non-affiliates.

Documents Incorporated by Reference

The registrant’s 2013 Annual Report and Report of Independent Registered Public Accounting Firm, the annual report to security holders for the year ended December 31, 2013, is incorporated by reference into Part II, Item 8, and Part IV hereof and filed as an Exhibit herewith. Copies of the annual report are available free of charge by contacting Alternative Investments Client Services at 1-866-MER-ALTS.

ASPECT FUTURESACCESS LLC

ANNUAL REPORT FOR 2013 ON FORM 10-K

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

FuturesAccess is a group of managed futures funds sponsored by MLAI (“FuturesAccess Funds”).  FuturesAccess is exclusively available to investors that have investment accounts with Merrill Lynch Wealth Management, U.S. Trust and other divisions or affiliates of BAC.  FuturesAccess Funds are composed of direct-trading funds advised by a single trading advisor or funds of funds for which the Sponsor acts as the advisor and allocates capital among multiple commodity trading advisors.  Investors can allocate and reallocate capital among different FuturesAccess Funds.  Although redemption terms vary among FuturesAccess Funds, FuturesAccess applies, with some exceptions, the same minimum investment amounts, fees and other operational criteria across all FuturesAccess Funds.  Each trading advisor participating in FuturesAccess employs different technical, fundamental, systematic and/or discretionary trading strategies.

Aspect is registered under the Investment Advisers Act of 1940. The Trading Program applies a systematic and diversified global investment system.  This trading system employs multiple trading strategies that seek to identify and exploit directional moves in market behavior primarily through the use of U.S. exchange-traded futures and F/X traded and OTC contracts.  See “Trading Advisor’s Trading Program,” below.

The Fund issues units of limited liability company interest (“Units”) which are privately offered pursuant to Regulation D of the Securities Act of 1933 (the “Securities Act”).

The Fund calculates the Net Asset Value per Unit of each Class of Units as of the first and sixteenth calendar day of each month and as of any other dates MLAI may determine in its discretion (each, a “Calculation Date”). The Fund’s “Net Asset Value” as of any Calculation Date generally equals the value of the Fund’s account under the management of the Trading Advisor as of that date, plus any other assets held by the Fund, minus accrued Sponsor’s, management and performance fees, trading liabilities, including brokerage commissions, any offering or operating costs, amortized organizational and initial offering costs and all other liabilities of the Fund.  MLAI or its delegates are authorized to make all Net Asset Value determinations.

As of December 31, 2013 the Net Asset Value of the Fund was $167,217,495 and the Net Asset Value per Unit was $1.3517 for Class A, $1.2426 for Class C, $1.5681 for Class D,  $1.3987 for Class I, $1.5609 for Class DS, $1.6420 for Class DT and $0.8365 for Class M.

Since the Fund began trading activities, the highest and lowest month-end Net Asset Value per Unit are listed below. The highest month-end Net Asset Value per Unit for Class A was $1.6864 (February 29, 2012) and the lowest was $0.9690 (April 30, 2005).  The highest month-end Net Asset Value per Unit for Class C was $1.5790 (February 29, 2012) and the lowest was $0.9682 (April 30, 2005).  The highest month-end Net Asset Value per Unit for Class D was $1.9028 (February 29, 2012) and the lowest was $0.9702 (April 30, 2005). The highest month-end Net Asset Value per Unit for Class I was $1.7320 (February 29, 2012) and the lowest was $0.9693 (April 30, 2005). The highest month-end

Net Asset Value per Unit for Class DS was $1.8947 (February 29, 2012) and the lowest was $1.1631 (March 30, 2007).  The highest month-end Net Asset Value per Unit for Class DT was $1.9790 (February 29, 2012) and the lowest was $1.1828 (August 30, 2007). The highest month-end Net Asset Value per Unit for Class M was $1.0116 (May 31, 2012) and the lowest was $0.8080 (December 15, 2013).

(b)                                 Financial Information about Segments:

The Fund’s business constitutes only one segment for financial reporting purposes, i.e., a speculative “commodity pool.” The Fund does not engage in sales of goods or services.

(c)                                  Narrative Description of Business:

Advisory Agreement Term

The Fund and MLAI have entered into an advisory agreement with the Trading Advisor.  The advisory agreement will continue in effect until December 31, 2016.  Thereafter, the advisory agreement will be automatically renewed for successive three-year periods, on the same terms, unless terminated at any time by either the Trading Advisor or the Fund upon 90 days’ notice to the other party.  The advisory agreement may, however, be terminated at any time by Fund and/or MLAI, on the one hand, or the Trading Advisor, on the other, as a result of a material breach of the advisory agreement by the other party, after due notice and a reasonable opportunity to cure.  The advisory agreement will also terminate immediately if the Fund is terminated and dissolved as determined by MLAI.

Trading Advisor’s Trading Program

The Trading Program applies a systematic and broadly diversified global trading system, which deploys multiple investment strategies that, primarily through the use of listed futures and F/X OTC contracts, seek to identify and exploit directional moves in the market behavior of a broad range of financial instruments and other assets including, but not limited to, currencies; interest rates; equities; equity indices; debt securities, including bonds; and commodities, including energy, metal and agricultural commodities.  The Trading Advisor does not engage in retail, off-exchange foreign currency investment pursuant to the Trading Program. By maintaining comparatively small exposure to any individual market and maintaining positions in a variety of contracts, the aim is to achieve long-term diversification.

The Trading Program employs an automated system to collect, process and analyze market data (including current and historical price data) and identify and exploit directional moves in market behavior.  The Trading Program trades across a variety of frequencies to exploit trends over a range of timescales.  Positions are taken according to the aggregate signal and are adjusted to control risk.

Generally, the Trading Program maintains positions in the majority of markets that have been identified as being available for investment by the program.  Market concentration varies according to the strength of signals, volatility and liquidity, among other factors.

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

Although the Trading Advisor’s Trading Program is continually evolving, there were no fundamental or material changes to the Trading Program during the 2013 fiscal year.

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

Use of Proceeds and Cash Management Income

Subscription Proceeds

The Fund’s cash is used as security for and to pay the Fund’s trading losses as well as its expenses and redemptions.  The primary use of the proceeds of the sale of the Units is to permit Aspect to trade on a speculative basis in a wide range of commodities on behalf of the Fund.  While being used for this purpose, the Fund’s assets are also generally available for cash management, as described below under “Cash Management and Interest.”

Markets

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

Many of the Fund’s currency trades are executed in the spot and forward FX markets (the “FX Markets”) where there are no direct execution costs.  Instead, the participants, banks and dealers in the FX markets take a “spread” between the prices at which they are prepared to buy and sell a particular currency and such spreads are built into the pricing of the spot or forward contracts with the Fund

CONDENSED SCHEDULES OF INVESTMENTS

The Fund’s investments, defined as net unrealized profit (loss) on open contracts in the Statements of Financial Condition, as of December 31, 2013 and 2012 are as follows:

December 31, 2013

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts/Notional*	Profit (Loss)	Members’ Capital	Contracts/Notional*	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	614	$(278,619)	-0.17%	(1,599)	$1,463,093	0.87%	$1,184,474	0.70%	January 2014 - April 2014
Currencies - Futures	46	17,340	0.01%	(41)	30,336	0.02%	47,676	0.03%	March 2014
Currencies - Forwards*	11,227,496,417	349,522	0.21%	(10,788,044,279)	504,714	0.30%	854,236	0.51%	January 2014 - March 2014
Energy	621	(242,123)	-0.14%	(3)	14,452	0.01%	(227,671)	-0.13%	January 2014 - December 2014
Interest rates	3,432	(704,833)	-0.42%	(3,172)	2,147,690	1.28%	1,442,857	0.86%	March 2014 - June 2016
Metals	528	326,364	0.20%	(603)	(304,309)	-0.18%	22,055	0.02%	February 2014 - April 2014
Stock indices	1,589	3,903,721	2.33%	(224)	(23,745)	-0.01%	3,879,976	2.32%	January 2014 - March 2014

Total		$3,371,372	2.02%		$3,832,231	2.29%	$7,203,603	4.31%

December 31, 2012

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts/Notional*	Profit (Loss)	Members’ Capital	Contracts/Notional*	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	326	$(168,590)	-0.06%	(1,375)	$1,275,558	0.47%	$1,106,968	0.41%	February 2013 - March 2013
Currencies - Futures	105	(14,529)	-0.01%	(14)	100,025	0.04%	85,496	0.03%	March 2013
Currencies - Forwards*	5,687,194,796	27,838	0.01%	(6,394,391,628)	627,398	0.23%	655,236	0.24%	January 2013
Energy	248	268,765	0.10%	(693)	166,215	0.06%	434,980	0.16%	January 2013 - February 2013
Interest rates	7,047	199,089	0.07%	(624)	(30,816)	-0.01%	168,273	0.06%	March 2013 - June 2015
Metals	1,029	(861,550)	-0.32%	(735)	(775,158)	-0.28%	(1,636,708)	-0.60%	February 2013 - April 2013
Stock indices	4,017	3,012,821	1.11%	(15)	(26,930)	-0.01%	2,985,891	1.10%	January 2013 - March 2013

Total		$2,463,844	0.90%		$1,336,292	0.50%	$3,800,136	1.40%

*Currencies — Forwards are stated in notional amounts.

No individual contract’s unrealized profit or loss comprised greater than 5% of the Fund’s Members’ Capital as of December 31, 2013 and 2012. With respect to each commodity industry sector listed in the above chart, the net unrealized profit (loss) on open positions is the sum of the unrealized profits (loss) of long positions and short positions of the open contracts, netting unrealized losses against unrealized profits as applicable.  Net unrealized profit and loss provides an approximate measure of the exposure of the Fund to the various sectors as of the date listed, although such exposure can change at any time.

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

As of December 31, 2013 the Fund employed $19,838,945 as initial margin to support futures positions and $23,429,293 as collateral supporting its forward positions, representing approximately 11.09% and 13.10%, respectively, of the Fund’s total assets as of such date.

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

•                        held in securities brokerage accounts maintained with MLPF&S; and

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

MLAI, as sponsor of the Fund, has a general policy of maintaining clearing and prime brokerage arrangements with its BAC affiliates, such as MLPF&S and MLIB, although MLAI may, nevertheless, engage unaffiliated service providers as clearing brokers or prime brokers for the Fund.  Other affiliates may from time to time be involved in the clearing, custody or investment of the Fund’s assets, including as prime brokers.  However, the vast majority of the Fund’s assets are held with, and therefore subject to the credit risk of, MLPF&S.  MLAI believes that its policy is in the best interest of investors due to the enhanced dependability and quality of service provided by MLPF&S and MLIB to FuturesAccess as a result of MLAI’s relationship and shared corporate infrastructure with these affiliates.  In addition, MLAI believes that MLPF&S is well capitalized and that the Fund benefits from the transparency provided to MLAI, as an affiliate of MLPF&S, into the controls MLPF&S has implemented to comply with the various regulatory requirements designed to protect customer funds.  However, there nonetheless exists a substantial risk of loss with respect to each of the above custody arrangements in the event of the bankruptcy or insolvency of MLIB or MLPF&S if it does not properly segregate customer funds.  See “Risk Factors — Risk of Loss Due to the Bankruptcy or Failure of Counterparties, Custodians, Brokers and Exchanges” below for a more detailed discussion of these risks.

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

MLPF&S and any other BAC affiliates that hold the Fund’s cash receive economic benefits, which may be substantial, from holding this cash, even in low interest-rate environments in which the Fund receives little or no interest on these cash assets.

BAC’s “Interest Earning Program,” which offers interest on cash balances subject to a negotiated schedule, will generally apply to Fund cash assets during any time they are maintained by MLAI with its affiliates.  The present interest rate under the Interest Earning Program on U.S. dollar cash balances is the daily effective federal funds rate less 20 basis points, recalculated and accrued daily, and subject to a floor of 0%.  The daily effective federal funds rate is a volume-weighted average of rates on trades arranged by major brokers and is calculated by the Federal Reserve Bank of New York using data provided by the brokers.  Interest is computed based upon the daily net equity balance of the Fund’s account and is posted to the Fund’s account on a monthly basis.

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

MLPF&S, in the course of acting as commodity broker for the Fund, will have use of Fund cash and earn interest and receive other economic benefits as a result.  The interest income arrangements with regard to cash held with MLPF&S will be equivalent with those under the Interest Earning Program as discussed above.

Charges

The following table summarizes the charges incurred by the Fund for the years ended December 31, 2013, 2012 and 2011.

	2013		2012		2011
Charges	Dollar Amount	% of Average Month-End Net Assets	Dollar Amount	% of Average Month-End Net Assets	Dollar Amount	% of Average Month-End Net Assets
Other Expenses	$1,958,518	0.85%	$962,052	0.32%	$640,865	0.22%
Sponsor fees	3,496,422	1.51%	4,335,920	1.45%	3,238,858	1.09%
Management fees	4,599,613	1.99%	6,063,474	2.02%	5,916,501	2.00%
Performance fees	—	0.00%	19,461	0.01%	3,958,922	1.34%
Total	$10,054,553	4.35%	$11,380,907	3.80%	$13,755,146	4.65%

The foregoing table does not reflect:  (i) the bid-ask spreads paid by the Fund on it forward trading, (ii) brokerage commissions, (iii) the benefits which may be derived by BAC from the deposit of certain of the Fund’s U.S. dollar assets maintained at MLPF&S, or (iv) sales commissions payable in connection with the sales of Class A, Class D and Class I Units of the Fund.  Bid-ask spreads and brokerage commissions are components of the trading profit or loss of the Fund rather than a distinct expense item separable from the Fund’s trading; they are netted against realized and unrealized trading gains or losses in determining trading profit or loss.  Benefits derived by BAC from the deposit of the Fund’s assets at MLPF&S are neither a direct expense of the Fund nor readily quantifiable.  Aggregate sales commissions are not included in the table of charges because they are not an expense of the Fund, but rather are paid to MLPF&S out of an investor’s subscription proceeds and therefore reduce the amount invested in the Fund by the investor.

The Fund’s average month-end Net Assets during 2013, 2012 and 2011 equaled $231,463,799, $299,617,773 and $296,128,625, respectively.

During 2013, the interest expense for the Fund was $8,964, or approximately 0.00% of the Fund’s average month-end Net Assets. During 2012, the interest expense for the Fund was $9, or approximately 0.00% of the Fund’s average month-end Net Assets.  During 2011, the Fund earned $22,505 in interest income, or approximately 0.01% of the Fund’s average month-end Net Assets.

Description of Current Charges

Recipient	Nature of Payment	Amount of Payment

MLPF&S	Brokerage Commissions

During 2013, 2012 and 2011 the average round-turn (each purchase and sale or sale and purchase of a single futures contract) rate of the Fund’s Brokerage Commissions was approximately $5.50, $5.64, and $6.00, respectively.

MLPF&S	Use of assets	BAC may derive an economic benefit from the deposit of certain of the Fund’s U.S. dollar assets in accounts maintained at MLPF&S.

MLAI	Sponsor fee

A flat-rate monthly charge of 0.125 of 1% (1.50% annual rate) on Class A Units, flat-rate monthly charge of 0.2083 of 1% (2.50% annual rate) on Class C Units, a flat-rate monthly charge of 0.0917 of 1% (1.10% annual rate) on Class I Units (before reduction for accrued month-end redemptions, distributions, management fees or performance fees, in each case as of the end of the month of determination). Class D, Class DT, DS and Class M Units do not pay Sponsor fees.

MLPF&S	Sales commissions

Class A Units are subject to sales commissions paid to MLPF&S ranging from 1.0% to 2.5%. Class D and Class I Units are subject to sales commissions paid to MLPF&S up to 0.5%. The rate assessed to a subscription is based on the subscription amount. Sales commissions are deducted from subscription amounts. Shares purchased and reflected in the Fund records are net of any commissions charged by MLPF&S. Class C, Class DS, Class DT and Class M Units are not subject to any sales commissions. No sales commission is charged to Class M Units because investors purchasing Class M Units are subject to asset-based fees on BAC managed accounts in which the Class M Units are held.

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

Aspect and MLAI	Performance fees

The Fund pays a 20% annual performance fee to Aspect with respect to Class A, Class C, Class I, Class D, Class DS and Class M Units. The Fund pays a 15% annual performance fee to Aspect with respect to Class DT Units. The Fund calculates performance fees based on the aggregate performance of all classes subject to the same rate of performance fees (“Class Group”), rather than on the performance of the Fund as a whole or of specific Units of a particular class. The performance fee is also paid on net redemptions. The performance fee is based on New Trading Profits. “New Trading Profits” equal any increase in the Net Asset Value, prior to reduction for any accrued performance fee or Sponsor fees, as of the current performance fee calculation date over the High Water Mark in respect of the Class Group. The “High Water Mark” equals the highest Net Asset Value after reduction for the performance fee then paid, as of any preceding performance fee calculation date. Net Asset Value for purposes of calculating the performance fee does not include any interest income earned by the Fund. Aspect has agreed to share 25% of its performance fees with MLAI in order to defray costs in connection with and in consideration of BAC’s providing certain administrative and operational support for the Fund. This fee sharing does not apply in respect of Class DT Units.

Aspect and MLAI	Management fees

A flat-rate monthly charge of 0.1667% of the Fund’s month-end net assets (a 2% annual rate) except for Class DT Units which is charged a 1.50% annual rate. Aspect has agreed to share 25% of its management fees with MLAI in order to defray costs in connection with and in consideration of BAC’s providing certain administrative and operational support for the Fund. This fee sharing does not apply in respect of Class DT Units.

Others	Operating expense of Fund including audit, legal and tax services	Actual payments to third parties.

MLAI	Ongoing Offering Costs Reimbursed	Actual costs incurred.

Regulation

The CFTC has delegated to the National Futures Association (“NFA”) responsibility for the registration of “commodity trading advisors,” “commodity pool operators,” “futures commission merchants,” “introducing brokers” and their respective associated persons, and “floor brokers” and “floor traders.”  The Commodity Exchange Act requires commodity pool operators such as MLAI, commodity trading advisors such as the Trading Advisor and commodity brokers or FCMs such as MLPF&S to be registered and to comply with various reporting and record keeping requirements.  CFTC regulations also require FCMs to maintain a minimum level of net capital.  In addition, the CFTC and certain commodities exchanges have established limits referred to as “speculative position limits” on the maximum net long or net short speculative positions that any person may hold or control in any particular futures or options contracts traded on U.S. commodities exchanges.  All accounts owned or managed by the Trading Advisor will be combined for position limit purposes.  The Trading Advisor could be required to liquidate positions in order to comply with such limits.  Any such liquidation could result in substantial costs to the Fund.  In addition, many futures exchanges impose limits beyond which the price of a futures contract may not trade during the course of a trading day, and there is a potential for a futures contract to reach its daily price limit for several days in a row, making it impossible for the Trading Advisor to liquidate a position and thereby experiencing dramatic losses.  Currency forward contracts are not regulated as “swaps” under the Commodity Exchange Act (“CEA”), but are subject to governmental regulation such as mandatory reporting and business conduct standards for swap dealers and major swap participants to the extent otherwise applicable to swaps under the CEA and applicable rules of the CFTC, see Item 1A “Risk Factors—F/X Forward Trading” and “—Regulatory Changes Could Restrict the Fund’s Operations.”

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

There was substantial disruption in the derivatives markets related to the bankruptcies of Lehman Brothers Holdings, Inc. and MF Global Inc. and uncertainty relating to the government bailout of American International Group, Inc. This disruption and uncertainty can cause substantial losses if transactions are prematurely terminated, especially due to default when payment may be delayed or completely lost.  Uncertainties in the derivatives markets continue due to proposed regulatory initiatives, new regulations requiring OTC derivatives clearing, and allegations of inappropriate behavior by market participants to cause or avoid payments under credit default swaps.  See “Risk of Loss Due to the Bankruptcy or Failure of Counterparties, Custodians, Brokers and Exchanges” in this section below.

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

Exchange Rate Risks; Currency Hedging

The Fund may invest and trade in currencies for speculative and/or hedging purposes.  In addition, the Units are denominated, and the Fund values its assets in U.S. dollars and the Fund may trade and invest in assets denominated in non-U.S. currencies.

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

Recently it was alleged that certain interest rate benchmarks that underlie various swap agreements had been manipulated for several years and multiple banks involved in setting such benchmarks are currently under investigation for this manipulation.  Certain of these banks have been fined by, or entered into civil or criminal settlements with, various international regulators, involving the U.S. Department of Justice, CFTC, and U.K. Financial Conduct Authority.  In entering into swap agreements, the Fund relies on the integrity of interest rates and other benchmarks.  If the level of these benchmarks is artificially influenced by market participants, the Fund could suffer losses.

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

In October 2011, the CFTC adopted rules that, among other things, established a separate position limits regime for 28 so-called “exempt,” i.e., metals and energy, and agricultural futures and options contracts and their economically equivalent swap contracts.  Position limits in spot months were generally set at 25% of the official estimated deliverable supply of the underlying commodity while position limits related to non-spot months were generally set at 10% of open interest in the first 25,000 contracts and 2.5% of the open interest thereafter.  On September 28, 2012, the United States District Court for the District of Columbia issued an opinion that vacated these rules.  In November 2013, the CFTC proposed a new set of speculative position rules which are not yet finalized (or effective).

In addition, the Reform Act significantly expands the CFTC’s authority to impose position limits with respect to futures contracts, options on futures contracts, swaps that are economically equivalent to futures or options on futures, swaps that are traded on a regulated exchange and certain swaps that perform a significant price discovery function.

MLAI is subject to CFTC-imposed position limits through its control of the Fund, and will have to aggregate positions of certain FuturesAccess Funds in determining whether the position limits are reached.  The rules proposed by the CFTC in November 2013, if implemented in substance, in addition to expanding the contracts subject to CFTC-imposed position limits, narrow certain exemptions from the aggregation requirements, making it more likely that a party such as the Fund hiring multiple trading advisors may be required to aggregate the positions controlled by the various trading advisors.  Although MLAI may claim exemption from the aggregation requirements for the majority of FuturesAccess Funds, the aggregation of positions of certain FuturesAccess Funds may be required.  If the aggregation is required in the Fund’s case, the Trading Advisor may not be able to implement the Trading Program for the Fund in the same manner as for its other clients, causing the Fund to underperform other accounts utilizing the Trading Program, or the Fund may have to liquidate trading positions when the Trading Advisor would otherwise not advise doing so, resulting in losses to the Fund.

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

MLAI has historically preferred BAC affiliates in clearing and prime brokerage relationships, and as a result has maintained the vast majority of its cash in futures brokerage accounts with its affiliates.  This policy exposes the Fund to the specific credit risk of these BAC affiliates because balances in these accounts are not subject to FDIC or other form of deposit insurance against loss from failure of the BAC affiliate.  Balances maintained with clearing brokers are, however, subject to the protections for customer segregated, cleared swaps customer accounts and secured accounts discussed below.

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

To the extent the Fund enters into cleared swap transactions, the Fund will deposit collateral with MLPF&S in cleared swaps customer accounts, which are required by CFTC regulations to be separate from its proprietary collateral posted for cleared swaps transactions.  Cleared swap customer collateral is subject to regulations that closely parallel the regulations governing customer segregated funds but provide certain additional protections to cleared swaps collateral in the event of an FCM or FCM customer default.  For example, in the event of a default of both the FCM and a customer of the FCM, a clearing house is only permitted to access the cleared swaps collateral in the legally separate (but operationally comingled) account of the defaulting cleared swap customer of the FCM, as opposed to the treatment of customer segregated funds, under which the clearing house may access all of the commingled customer segregated funds of a defaulting FCM.

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

Government Intervention; Market Disruptions

The global financial markets have in the past several years experienced pervasive and fundamental disruptions that have led to extensive and unprecedented governmental intervention.  Government intervention has in certain cases been implemented on an “emergency” basis, suddenly and substantially eliminating market participants’ ability, at least on a temporary basis, to continue to implement certain strategies or manage the risk of their outstanding positions.  In addition, as one would expect given the complexities of the financial markets and the limited time frame within which governments have taken action, these interventions typically have been difficult to interpret and unclear in scope and application, resulting in confusion and uncertainty.  This confusion and uncertainty in itself has been materially detrimental to the efficient functioning of the markets as well as previously successful investment strategies.

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

Regulatory Changes Could Restrict the Fund’s Operations

The Fund implements speculative, highly leveraged strategies.  From time to time there is governmental scrutiny of these types of strategies and political pressure to regulate their activities.  The CFTC and the exchanges are authorized to take extraordinary actions in the event of a market emergency, including, for example, the retroactive implementation of speculative position limits or higher margin requirements, the establishment of daily price limits and the suspension of trading.  The regulation of futures, swaps, forward and options transactions in the United States is a rapidly changing area of law and is subject to modification by government and judicial action.  In addition, as described in further detail above under “Possible Effects of Speculative Position Limits,” the U.S. Congress and the CFTC have expressed the concern that speculative traders, and commodity funds in particular, may be responsible for unwarranted and dramatic swings in the prices of commodities and the CFTC enacted position limits designed to address such speculative trading.  Non-U.S. governments have from time to time blamed the declines of their currencies on speculative currency trading and imposed restrictions on speculative trading in certain markets.

Regulatory changes could adversely affect the Fund by restricting the markets in which it trades, otherwise limiting its trading and/or increasing the taxes to which Investors are subject.  Adverse regulatory initiatives could develop suddenly and without notice.

The Reform Act includes provisions that substantially increase the regulation of the OTC derivatives markets.  Regulations implementing the Reform Act may require that a substantial portion of derivatives currently traded over the counter be executed in regulated markets and/or submitted for clearing to regulated clearinghouses.  Those OTC derivatives may include OTC F/X forwards and swaps which may be traded by the Fund.

Although the U.S. Treasury has the discretion to exclude F/X forwards and swaps from certain of the new regulatory requirements, it has done so to date only in limited circumstances.  Forwards and swaps that are not so excluded may be required by the Reform Act to be centrally cleared or traded on a regulated market.  The Reform Act may also require other OTC derivatives traded by the Fund, if any, to be centrally cleared or traded on a regulated market.  This may subject the Fund, the Trading Advisor, MLAI and/or the Fund’s counterparties to additional regulatory requirements including minimum initial and variation margin requirements, minimum capital requirements, registration with the SEC and/or the CFTC, new business conduct standards, disclosure requirements, reporting and recordkeeping requirements, transparency requirements, position limits, limitations on conflicts of interest and other regulatory burdens.  Certain of these requirements apply to currency forwards and swaps even if they are excluded by the U.S. Treasury.  Certain of these regulatory requirements could affect the Fund, the Trading Advisor, or MLAI directly, while others could impact the Fund, the Trading Advisor or MLAI indirectly due to the impact of the requirements on the Fund’s counterparties.  These new regulatory burdens would further increase the counterparties’ costs, which are expected to be passed through to other market participants such as the Fund in the form of higher fees and less favorable dealer marks.  They may also render certain strategies in which the Trading Advisor might otherwise engage impossible, or so costly that they will no longer be economical, to implement.

Although the Reform Act will require many OTC derivative transactions previously entered into on a principal-to-principal basis to be submitted for clearing by a regulated clearinghouse, some of the derivatives that may be traded by the Fund may not be centrally cleared.  The risk of counterparty non-performance can be significant in the case of these OTC instruments, and bid-ask spreads may be unusually wide in these heretofore substantially unregulated markets.  While the Reform Act is intended in part to reduce these risks, its success in this respect may not be evident for some time after the Reform Act is fully implemented, a process that may take several years.  In addition, while the Reform Act’s requirement that certain swaps be traded on a regulated market is intended to improve transparency in the market for these swaps, and may for more liquid swaps decrease trading costs, it may actually increase trading costs for less liquid swaps.

Certain steps are underway to regulate derivative transactions in the European Union (“E.U.”).  On August 16, 2012, the E.U. Market Infrastructure Regulation on OTC derivatives, central counterparties and trade repositories (“EMIR”) became effective. EMIR will largely be implemented through secondary or “Level 2” measures, and it is uncertain when these measures will take effect given that they are still being negotiated. However, it is likely that some aspects of EMIR, such as the obligation to timely confirm uncleared OTC derivatives transactions, will become effective some time in 2013. EMIR introduces certain requirements in respect of OTC derivative contracts, which will apply primarily to “financial counterparties” such as E.U.-authorized investment firms, credit institutions, insurance companies, UCITS and alternative investment funds managed by E.U. authorized alternative investment fund managers, and non-financial counterparties exceeding a certain threshold. Certain obligations under EMIR will also apply to non-E.U. counterparties, such as the Fund, where the counterparties’ contracts would be subject to EMIR if they were established in the E.U. and where their contract has a “direct, substantial and foreseeable effect” within the E.U., or where the obligation is necessary to prevent evasion of EMIR.  In particular, EMIR imposes a general obligation to clear OTC derivative contracts through a duly authorized central counterparty (“CCP”) where those contracts belong to a class of derivatives which has been declared subject to the clearing obligation.  Under EMIR, a CCP will be used to meet the clearing obligations by interposing itself between the counterparties to the eligible derivative contracts.  CCPs will connect with some derivative counterparties through their clearing members; other counterparties may clear via “indirect” clearing arrangements. Each derivative counterparty will be required to post both initial and variation margin to the clearing member, which in turn will be required to post margin to the CCP, or to the clearing member’s client in an indirect arrangement.  EMIR requires CCPs to accept only highly liquid collateral with minimal credit and market risk.  In relation to OTC derivatives which are not subject to the clearing obligation, counterparties which are subject to EMIR will have to ensure that appropriate procedures and arrangements are in place to measure, monitor and mitigate operational and credit risk. For example, counterparties will have to confirm contracts in a timely fashion, set up reconciliation, dispute resolution and compression procedures, exchange collateral and mark contracts to market or model on a daily basis. In addition, all counterparties and CCPs will be required to report their transactions in derivatives to a registered or recognized trade repository or, where no trade repository has been authorized in connection with a particular class of derivatives, to the European Securities and Markets Authority (“ESMA”).

Certain Level 2 measures that will provide more detailed rules that give effect to EMIR have not yet been finalized. In addition, ESMA has not yet identified and approved the list of derivatives subject to the clearing obligation.  The E.U. regulatory framework relating to derivatives is established not only by EMIR but also by the proposals to “recast” the existing Markets in Financial Instruments Directive (“MiFID II”) which have not been finalized. In particular, MiFID II is expected to require transactions in derivatives to be traded on a regulated market and centrally cleared. In this respect, it is difficult to predict the full impact of these regulatory developments on the Fund. Prospective investors should be aware that the regulatory changes arising from EMIR and MiFID II may significantly raise the costs of entering into derivative contracts and may adversely affect the Fund’s ability to engage in transactions in derivatives.

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

Concerns Regarding the Downgrade of the U.S. Credit Rating and the Sovereign Debt Crisis in Europe

On August 5, 2011, Standard & Poor’s lowered its long term sovereign credit rating on the United States of America from AAA to AA+.  This downgrade or future downgrades by Standard & Poor’s or other credit rating agencies could have material adverse effect on financial markets and economic conditions in the United States and throughout the world and, in turn, the market’s anticipation of these impacts could have a material adverse effect on the investments made by the Fund and thereby the Fund’s financial condition and liquidity.  The ultimate impact on global markets and the Fund’s business is unpredictable.

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

PART II

Item 5:        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 5(a)

(a)                                 Market Information:

Investors in the Fund generally may redeem any or all of their Units at Net Asset Value, effective as of (i) the 15th calendar day of each month and/or (ii) the last calendar day of each month (each a “Redemption Date”), upon providing oral or written notice by the “Subscription/Redemption Notice Date,” which is eight business days prior to the 1st and 16th of every month.  MLAI, at any time in its discretion, may discontinue allowing redemptions as of the 15th calendar day of each month on a going forward basis.  Investors will remain exposed to fluctuations in Net Asset Value during the period between submission of their redemption request and the applicable Redemption Date.

(b)                                 Holders:

As of December 31, 2013, there were 2,888 holders of Units, none of whom owned 5% or more of the Fund’s Units.

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

(f)                               Recent Sales of Unregistered Securities:

Units are privately offered and sold to “accredited investors” (as defined in Rule 501(a)  under the Securities Act) in reliance on the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 thereunder.  The selling agent of the Units was MLPF&S.

CLASS A

	Subscription
	Amount	Units	NAV (1)
1/1/2013	$157,950	108,946	$1.4498
1/16/2013	38,025	26,125	1.4555
2/1/2013	492,623	328,613	1.4991
2/16/2013	362,872	238,873	1.5191
3/1/2013	107,250	74,186	1.4457
3/16/2013	209,625	142,099	1.4752
4/1/2013	180,375	122,737	1.4696
4/16/2013	89,054	59,066	1.5077
5/1/2013	311,150	204,852	1.5189
5/16/2013	757,167	511,703	1.4797
6/1/2013	170,625	120,218	1.4193
6/16/2013	59,475	43,584	1.3646
7/1/2013	39,000	27,393	1.4237
7/16/2013	448,107	318,077	1.4088
8/1/2013	144,074	103,168	1.3965
8/16/2013	1,434,091	1,041,082	1.3775
9/1/2013	92,625	68,348	1.3552
9/16/2013	11,700	8,494	1.3775
10/1/2013	123,825	94,092	1.3085
10/16/2013	—	—	1.3263
11/1/2013	158,084	118,238	1.3289
11/16/2013	—	—	1.3385
12/1/2013	362,204	266,072	1.3527
12/16/2013	19,650	14,991	1.3020
1/1/2014	—	—	1.3517
1/16/2014	—	—	1.3211
2/1/2014	24,600	19,195	1.2721

CLASS C

	Subscription
	Amount	Units	NAV (1)
1/1/2013	$339,814	252,425	$1.3462
1/16/2013	256,145	189,596	1.3510
2/1/2013	919,410	661,065	1.3908
2/16/2013	557,000	395,372	1.4088
3/1/2013	414,085	308,973	1.3402
3/16/2013	480,670	351,650	1.3669
4/1/2013	115,000	84,484	1.3612
4/16/2013	750,364	537,549	1.3959
5/1/2013	243,454	173,190	1.4057
5/16/2013	468,417	342,210	1.3688
6/1/2013	1,150,502	876,640	1.3124
6/16/2013	303,791	240,856	1.2613
7/1/2013	304,857	231,760	1.3154
7/16/2013	299,738	230,372	1.3011
8/1/2013	249,556	193,575	1.2892
8/16/2013	388,000	305,247	1.2711
9/1/2013	332,636	266,109	1.2500
9/16/2013	265,000	208,661	1.2700
10/1/2013	241,294	198,956	1.2059
10/16/2013	181,394	147,619	1.2218
11/1/2013	205,911	167,258	1.2238
11/16/2013	227,042	183,158	1.2320
12/1/2013	246,030	196,431	1.2445
12/16/2013	856,019	710,094	1.1972
1/1/2014	335,198	267,923	1.2426
1/16/2014	85,000	69,524	1.2140
2/1/2014	328,000	278,627	1.1684

CLASS D

	Subscription
	Amount	Units	NAV (1)
1/1/2013	$—	—	$1.6565
1/16/2013	—	—	1.6641
2/1/2013	—	—	1.7149
2/16/2013	—	—	1.7389
3/1/2013	—	—	1.6560
3/16/2013	—	—	1.6908
4/1/2013	—	—	1.6855
4/16/2013	—	—	1.7302
5/1/2013	—	—	1.7442
5/16/2013	—	—	1.7002
6/1/2013	—	—	1.6318
6/16/2013	—	—	1.5699
7/1/2013	—	—	1.6389
7/16/2013	149,775	92,294	1.6228
8/1/2013	—	—	1.6097
8/16/2013	—	—	1.5888
9/1/2013	—	—	1.5640
9/16/2013	—	—	1.5907
10/1/2013	—	—	1.5120
10/16/2013	—	—	1.5337
11/1/2013	—	—	1.5344
11/16/2013	—	—	1.5437
12/1/2013	—	—	1.5616
12/16/2013	—	—	1.5040
1/1/2014	—	—	1.5681
1/16/2014	—	—	1.5338
2/1/2014	—	—	1.4779

CLASS I

	Subscription
	Amount	Units	NAV (1)
1/1/2013	$20,000	13,387	$1.4940
1/16/2013	—	—	1.5002
2/1/2013	108,000	69,889	1.5453
2/16/2013	60,449	38,596	1.5662
3/1/2013	36,850	24,719	1.4908
3/16/2013	—	—	1.5214
4/1/2013	17,504	11,546	1.5160
4/16/2013	249,060	160,116	1.5555
5/1/2013	10,233	6,529	1.5673
5/16/2013	—	—	1.5271
6/1/2013	31,000	21,160	1.4650
6/16/2013	—	—	1.4088
7/1/2013	—	—	1.4700
7/16/2013	—	—	1.4549
8/1/2013	—	—	1.4425
8/16/2013	—	—	1.4231
9/1/2013	—	—	1.4003
9/16/2013	—	—	1.4235
10/1/2013	—	—	1.3525
10/16/2013	—	—	1.3713
11/1/2013	—	—	1.3731
11/16/2013	—	—	1.3831
12/1/2013	—	—	1.3979
12/16/2013	25,000	18,438	1.3457
1/1/2014	—	—	1.3987
1/16/2014	—	—	1.3672
2/1/2014	—	—	1.3167

CLASS DS

	Subscription
	Amount	Units	NAV (1)
1/1/2013	$—	—	$1.6494
1/16/2013	—	—	1.6570
2/1/2013	—	—	1.7076
2/16/2013	—	—	1.7315
3/1/2013	466,363	282,833	1.6489
3/16/2013	—	—	1.6836
4/1/2013	—	—	1.6783
4/16/2013	—	—	1.7229
5/1/2013	—	—	1.7367
5/16/2013	341,749	201,872	1.6929
6/1/2013	—	—	1.6249
6/16/2013	—	—	1.5632
7/1/2013	—	—	1.6319
7/16/2013	7,947	4,918	1.6159
8/1/2013	—	—	1.6028
8/16/2013	—	—	1.5820
9/1/2013	—	—	1.5573
9/16/2013	—	—	1.5839
10/1/2013	52,769	34,852	1.5055
10/16/2013	—	—	1.5268
11/1/2013	—	—	1.5312
11/16/2013	—	—	1.5429
12/1/2013	—	—	1.5605
12/16/2013	—	—	1.5026
1/1/2014	—	—	1.5609
1/16/2014	—	—	1.5266
2/1/2014	—	—	1.4709

CLASS DT

	Subscription
	Amount	Units	NAV (1)
1/1/2013	$—	—	$1.7271
1/16/2013	—	—	1.7354
2/1/2013	—	—	1.7888
2/16/2013	—	—	1.8142
3/1/2013	—	—	1.7281
3/16/2013	—	—	1.7647
4/1/2013	—	—	1.7596
4/16/2013	—	—	1.8067
5/1/2013	—	—	1.8216
5/16/2013	—	—	1.7760
6/1/2013	—	—	1.7050
6/16/2013	—	—	1.6406
7/1/2013	—	—	1.7131
7/16/2013	—	—	1.6966
8/1/2013	—	—	1.6832
8/16/2013	—	—	1.6617
9/1/2013	—	—	1.6361
9/16/2013	—	—	1.6644
10/1/2013	—	—	1.5824
10/16/2013	—	—	1.6054
11/1/2013	—	—	1.6100
11/16/2013	—	—	1.6232
12/1/2013	—	—	1.6417
12/16/2013	—	—	1.5817
1/1/2014	—	—	1.6420
1/16/2014	—	—	1.6064
2/1/2014	—	—	1.5481

CLASS M

	Subscription
	Amount	Units	NAV (1)
1/1/2013	$—	—	$0.8868
1/16/2013	50,000	56,123	0.8909
2/1/2013	580,000	631,739	0.9181
2/16/2013	50,000	53,712	0.9309
3/1/2013	—	—	0.8865
3/16/2013	—	—	0.9051
4/1/2013	—	—	0.9023
4/16/2013	—	—	0.9263
5/1/2013	—	—	0.9337
5/16/2013	50,000	54,933	0.9102
6/1/2013	45,000	51,511	0.8736
6/16/2013	463,908	551,942	0.8405
7/1/2013	19,000	21,655	0.8774
7/16/2013	25,000	28,775	0.8688
8/1/2013	75,000	87,037	0.8617
8/16/2013	20,000	23,516	0.8505
9/1/2013	25,000	29,858	0.8373
9/16/2013	—	—	0.8516
10/1/2013	—	—	0.8094
10/16/2013	—	—	0.8206
11/1/2013	—	—	0.8230
11/16/2013	—	—	0.8295
12/1/2013	—	—	0.8390
12/16/2013	—	—	0.8080
1/1/2014	33,000	39,053	0.8365
1/16/2014	—	—	0.8180
2/1/2014	—	—	0.7870

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

Item 5(b)

Not applicable.

Item 5(c)

Not applicable.

Item 6:        Selected Financial Data

The following selected financial data has been derived from the financial statements of the Fund.

Statements of Operations	For the year ended December 31, 2013	For the year ended December 31, 2012	For the year ended December 31, 2011	For the year ended December 31, 2010	For the year ended December 31, 2009

Trading profit (loss)
Realized, net	$(8,226,582)	$(21,798,094)	$34,448,070	$33,030,812	$(15,245,520)
Change in unrealized, net	3,403,467	(3,325,837)	(6,723,263)	14,819,710	(12,836,984)
Brokerage commissions	(837,585)	(853,631)	(667,386)	(631,326)	(799,706)
Total trading profit (loss)	(5,660,700)	(25,977,562)	27,057,421	47,219,196	(28,882,210)

INVESTMENT INCOME (EXPENSE):
Interest	(8,964)	(9)	22,505	(922)	17,255

EXPENSES:
Management fees	4,599,613	6,063,474	5,916,501	5,133,812	5,395,714
Performance fees	—	19,461	3,958,922	2,071,209	17,428
Sponsor fees	3,496,422	4,335,920	3,238,858	2,432,882	2,675,732
Other	1,958,518	962,052	640,865	560,827	715,230
Total Expenses	10,054,553	11,380,907	13,755,146	10,198,730	8,804,104

NET INVESTMENT INCOME (LOSS)	(10,063,517)	(11,380,916)	(13,732,641)	(10,199,652)	(8,786,849)

NET INCOME (LOSS)	$(15,724,217)	$(37,358,478)	$13,324,780	$37,019,544	$(37,669,059)

Balance Sheet Data	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2010	December 31, 2009

Members’ Capital	$167,217,495	$272,240,993	$305,517,684	$281,431,373	$265,629,162
Net Asset Value per Class A Unit	1.3517	1.4498	1.6405	1.5811	1.3859
Net Asset Value per Class C Unit	1.2426	1.3462	1.5386	1.4978	1.3261
Net Asset Value per Class D Unit	1.5681	1.6565	1.8464	1.7531	1.5138
Net Asset Value per Class I Unit	1.3987	1.494	1.6838	1.6163	1.4111
Net Asset Value per Class DS Unit	1.5609	1.6494	1.8386	1.7456	1.5073
Net Asset Value per Class DT Unit	1.6420	1.7271	1.9154	1.8051	1.5484
Net Asset Value per Class M Unit*	0.8365	0.8868	0.0000	0.0000	0.0000

* Units issued on April 1, 2012

MLAI believes that the Net Asset Value used to calculate subscription and redemption value and report performance to investors throughout the year is useful information for the members of the Fund.

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS A

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	June 15th	June
2009	n/a	$1.5995	n/a	$1.6080	n/a	$1.5546	n/a	$1.5051	n/a	$1.4710	n/a	$1.3497
2010	n/a	$1.3476	n/a	$1.3807	n/a	$1.4306	n/a	$1.4557	n/a	$1.4097	n/a	$1.4216
2011	n/a	$1.5586	n/a	$1.5969	n/a	$1.5808	n/a	$1.6463	n/a	$1.5722	n/a	$1.5264
2012	n/a	$1.6554	n/a	$1.6864	n/a	$1.6534	n/a	$1.6608	n/a	$1.6683	n/a	$1.5887
2013	$1.4555	$1.4991	$1.5191	$1.4457	$1.4752	$1.4696	$1.5077	$1.5189	$1.4797	$1.4193	$1.3646	$1.4237

	July 15th	July	Aug. 15th	Aug.	Sept. 15th	Sept.	Oct. 15th	Oct.	Nov. 15th	Nov.	Dec. 15th	Dec.
2009	n/a	$1.3304	n/a	$1.3808	n/a	$1.4201	n/a	$1.3541	n/a	$1.4613	n/a	$1.3859
2010	n/a	$1.4004	n/a	$1.4983	n/a	$1.5136	n/a	$1.5703	n/a	$1.5037	n/a	$1.5811
2011	n/a	$1.6323	n/a	$1.6563	n/a	$1.6571	n/a	$1.5951	n/a	$1.6133	n/a	$1.6405
2012	n/a	$1.6362	n/a	$1.5873	n/a	$1.5299	$1.5016	$1.4607	$1.4408	$1.4389	$1.4463	$1.4498

2013	$1.4088	$1.3965	$1.3775	$1.3552	$1.3775	$1.3085	$1.3263	$1.3289	$1.3385	$1.3527	$1.3020	$1.3517

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS C

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	June 15th	June
2009	n/a	$1.5447	n/a	$1.5516	n/a	$1.4988	n/a	$1.4499	n/a	$1.4159	n/a	$1.2980
2010	n/a	$1.2884	n/a	$1.3190	n/a	$1.3655	n/a	$1.3883	n/a	$1.3433	n/a	$1.3535
2011	n/a	$1.4753	n/a	$1.5103	n/a	$1.4938	n/a	$1.5544	n/a	$1.4832	n/a	$1.4388
2012	n/a	$1.5513	n/a	$1.5790	n/a	$1.5468	n/a	$1.5525	n/a	$1.5582	n/a	$1.4826
2013	$1.3510	$1.3908	$1.4088	$1.3402	$1.3669	$1.3612	$1.3959	$1.4057	$1.3688	$1.3124	$1.2613	$1.3154

	July 15th	July	Aug. 15th	Aug.	Sept. 15th	Sept.	Oct. 15th	Oct.	Nov. 15th	Nov.	Dec. 15th	Dec.
2009	n/a	$1.2783	n/a	$1.3257	n/a	$1.3623	n/a	$1.2979	n/a	$1.3995	n/a	$1.3261
2010	n/a	$1.3322	n/a	$1.4241	n/a	$1.4375	n/a	$1.4901	n/a	$1.4257	n/a	$1.4978
2011	n/a	$1.5373	n/a	$1.5587	n/a	$1.5580	n/a	$1.4985	n/a	$1.5143	n/a	$1.5386
2012	n/a	$1.5257	n/a	$1.4788	n/a	$1.4241	$1.3973	$1.3586	$1.3395	$1.3372	$1.3435	$1.3462

2013	$1.3011	$1.2892	$1.2711	$1.2500	$1.2700	$1.2059	$1.2218	$1.2238	$1.2320	$1.2445	$1.1972	$1.2426

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS D

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	June 15th	June
2009	n/a	$1.7234	n/a	$1.7347	n/a	$1.6790	n/a	$1.6277	n/a	$1.5928	n/a	$1.4633
2010	n/a	$1.4738	n/a	$1.5119	n/a	$1.5685	n/a	$1.5980	n/a	$1.5495	n/a	$1.5645
2011	n/a	$1.7304	n/a	$1.7751	n/a	$1.7593	n/a	$1.8345	n/a	$1.7542	n/a	$1.7052
2012	n/a	$1.8656	n/a	$1.9028	n/a	$1.8679	n/a	$1.8787	n/a	$1.8895	n/a	$1.8016
2013	$1.6641	$1.7149	$1.7389	$1.6560	$1.6908	$1.6855	$1.7302	$1.7442	$1.7002	$1.6318	$1.5699	$1.6389

	July 15th	July	Aug. 15th	Aug.	Sept. 15th	Sept.	Oct. 15th	Oct.	Nov. 15th	Nov.	Dec. 15th	Dec.
2009	n/a	$1.4441	n/a	$1.5007	n/a	$1.5454	n/a	$1.4754	n/a	$1.5942	n/a	$1.5138
2010	n/a	$1.5431	n/a	$1.6530	n/a	$1.6719	n/a	$1.7368	n/a	$1.6652	n/a	$1.7531
2011	n/a	$1.8258	n/a	$1.8550	n/a	$1.8581	n/a	$1.7909	n/a	$1.8135	n/a	$1.8464
2012	n/a	$1.8578	n/a	$1.8045	n/a	$1.7414	$1.7103	$1.6647	$1.6431	$1.6419	$1.6515	$1.6565

2013	$1.6228	$1.6097	$1.5888	$1.5640	$1.5907	$1.5120	$1.5337	$1.5344	$1.5437	$1.5616	$1.5040	$1.5681

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS I

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	June 15th	June
2009	n/a	$1.6225	n/a	$1.6316	n/a	$1.5781	n/a	$1.5284	n/a	$1.4943	n/a	$1.3715
2010	n/a	$1.3725	n/a	$1.4068	n/a	$1.4581	n/a	$1.4842	n/a	$1.4378	n/a	$1.4504
2011	n/a	$1.5939	n/a	$1.6336	n/a	$1.6176	n/a	$1.6852	n/a	$1.6099	n/a	$1.5635
2012	n/a	$1.6997	n/a	$1.7320	n/a	$1.6987	n/a	$1.7069	n/a	$1.7152	n/a	$1.6338
2013	$1.5002	$1.5453	$1.5662	$1.4908	$1.5214	$1.5160	$1.5555	$1.5673	$1.5271	$1.4650	$1.4088	$1.4700

	July 15th	July	Aug. 15th	Aug.	Sept. 15th	Sept.	Oct. 15th	Oct.	Nov. 15th	Nov.	Dec. 15th	Dec.
2009	n/a	$1.3523	n/a	$1.4041	n/a	$1.4445	n/a	$1.3778	n/a	$1.4874	n/a	$1.4111
2010	n/a	$1.4292	n/a	$1.5296	n/a	$1.5457	n/a	$1.6043	n/a	$1.5367	n/a	$1.6163
2011	n/a	$1.6725	n/a	$1.6978	n/a	$1.6991	n/a	$1.6361	n/a	$1.6553	n/a	$1.6838
2012	n/a	$1.6833	n/a	$1.6335	n/a	$1.5750	$1.5461	$1.5043	$1.4840	$1.4823	$1.4902	$1.4940

2013	$1.4549	$1.4425	$1.4231	$1.4003	$1.4235	$1.3525	$1.3713	$1.3731	$1.3831	$1.3979	$1.3457	$1.3987

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DS

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	June 15th	June
2009	n/a	$1.7162	n/a	$1.7274	n/a	$1.6719	n/a	$1.6207	n/a	$1.5860	n/a	$1.4570
2010	n/a	$1.4675	n/a	$1.5054	n/a	$1.5618	n/a	$1.5912	n/a	$1.5428	n/a	$1.5578
2011	n/a	$1.7230	n/a	$1.7675	n/a	$1.7518	n/a	$1.8267	n/a	$1.7467	n/a	$1.6979
2012	n/a	$1.8577	n/a	$1.8947	n/a	$1.8600	n/a	$1.8707	n/a	$1.8815	n/a	$1.7939
2013	$1.6570	$1.7076	$1.7315	$1.6489	$1.6836	$1.6783	$1.7229	$1.7367	$1.6929	$1.6249	$1.5632	$1.6319

	July 15th	July	Aug. 15th	Aug.	Sept. 15th	Sept.	Oct. 15th	Oct.	Nov. 15th	Nov.	Dec. 15th	Dec.
2009	n/a	$1.4379	n/a	$1.4943	n/a	$1.5388	n/a	$1.4691	n/a	$1.5874	n/a	$1.5073
2010	n/a	$1.5365	n/a	$1.6459	n/a	$1.6648	n/a	$1.7294	n/a	$1.6581	n/a	$1.7456
2011	n/a	$1.8180	n/a	$1.8471	n/a	$1.8502	n/a	$1.7832	n/a	$1.8058	n/a	$1.8386
2012	n/a	$1.8499	n/a	$1.7968	n/a	$1.7340	$1.7030	$1.6577	$1.6361	$1.6350	$1.6444	$1.6494

2013	$1.6159	$1.6028	$1.5820	$1.5573	$1.5839	$1.5055	$1.5268	$1.5312	$1.5429	$1.5605	$1.5026	$1.5609

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DT

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	June 15th	June
2009	n/a	$1.7551	n/a	$1.7679	n/a	$1.7111	n/a	$1.6593	n/a	$1.6245	n/a	$1.4930
2010	n/a	$1.5081	n/a	$1.5478	n/a	$1.6064	n/a	$1.6373	n/a	$1.5882	n/a	$1.6043
2011	n/a	$1.7824	n/a	$1.8305	n/a	$1.8139	n/a	$1.8970	n/a	$1.8096	n/a	$1.7606
2012	n/a	$1.9372	n/a	$1.9790	n/a	$1.9412	n/a	$1.9537	n/a	$1.9664	n/a	$1.8737
2013	$1.7354	$1.7888	$1.8142	$1.7281	$1.7647	$1.7596	$1.8067	$1.8216	$1.7760	$1.7050	$1.6406	$1.7131

	July 15th	July	Aug. 15th	Aug.	Sept. 15th	Sept.	Oct. 15th	Oct.	Nov. 15th	Nov.	Dec. 15th	Dec.
2009	n/a	$1.4740	n/a	$1.5325	n/a	$1.5788	n/a	$1.5078	n/a	$1.6300	n/a	$1.5484
2010	n/a	$1.5830	n/a	$1.6964	n/a	$1.7166	n/a	$1.7860	n/a	$1.7110	n/a	$1.8051
2011	n/a	$1.8894	n/a	$1.9222	n/a	$1.9263	n/a	$1.8529	n/a	$1.8785	n/a	$1.9154
2012	n/a	$1.9331	n/a	$1.8783	n/a	$1.8134	$1.7814	$1.7343	$1.7121	$1.7113	$1.7215	$1.7271

2013	$1.6966	$1.6832	$1.6617	$1.6361	$1.6644	$1.5824	$1.6054	$1.6100	$1.6232	$1.6417	$1.5817	$1.6420

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS M

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	June 15th	June
2012	n/a	n/a	n/a	n/a	n/a	n/a	n/a	$1.0058	n/a	$1.0116	n/a	$0.9645

2013	$0.8909	$0.9181	$0.9309	$0.8865	$0.9051	$0.9023	$0.9263	$0.9337	$0.9102	$0.8736	$0.8405	$0.8774

	July 15th	July	Aug. 15th	Aug.	Sept. 15th	Sept.	Oct. 15th	Oct.	Nov. 15th	Nov.	Dec. 15th	Dec.
2012	n/a	$0.9946	n/a	$0.9661	n/a	$0.9323	$0.9156	$0.8912	$0.8796	$0.8790	$0.8841	$0.8868

2013	$0.8688	$0.8617	$0.8505	$0.8373	$0.8516	$0.8094	$0.8206	$0.8230	$0.8295	$0.8390	$0.8080	$0.8365

ASPECT FUTURESACCESS LLC

(CLASS A UNITS) (5)

December 31, 2013

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: April 2005

Aggregate Subscriptions:    $65,951,565

Current Capitalization:   $24,812,213

Worst Monthly Drawdown(2):  (8.25)% (June 2009)

Worst Peak-to-Valley Drawdown(3):  (22.41)%  (March 2012 — December 2013)

Net Asset Value per Unit for Class A, December 31, 2013:   $1.3517

Monthly Rates of Return (4)

Month	2013	2012	2011	2010	2009
January	3.40%	0.91%	(1.42)%	(2.76)%	0.44%
February	(3.56)	1.87	2.46	2.46	0.53
March	1.65	(1.96)	(1.01)	3.61	(3.32)
April	3.35	0.45	4.14	1.75	(3.18)
May	(6.56)	0.45	(4.50)	(3.16)	(2.27)
June	0.31	(4.77)	(2.91)	0.84	(8.25)
July	(1.91)	2.99	6.94	(1.49)	(1.43)
August	(2.96)	(2.99)	1.47	6.99	3.79
September	(3.45)	(3.62)	0.05	1.02	2.85
October	1.60	(4.52)	(3.74)	3.75	(4.65)
November	1.82	(1.49)	1.14	(4.24)	7.92
December	(0.03)	0.76	1.69	5.15	(5.16)
Compound Annual Rate of Return	(6.68)%	(11.62)%	3.77%	14.08%	(12.97)%

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit.  The inception to date total return is 35.17%.

ASPECT FUTURESACCESS LLC

(CLASS C UNITS) (5)

December 31, 2013

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: April 2005

Aggregate Subscriptions:    $259,198,374

Current Capitalization:   $85,377,596

Worst Monthly Drawdown(2):  (8.33)% (June 2009)

Worst Peak-to-Valley Drawdown(3):  (23.63)%  (March 2012 — December 2013)

Net Asset Value per Unit for Class C, December 31, 2013:   $1.2426

Monthly Rates of Return (4)

Month	2013	2012	2011	2010	2009
January	3.31%	0.83%	(1.50)%	(2.84)%	0.36%
February	(3.64)	1.79	2.37	2.38	0.45
March	1.57	(2.04)	(1.09)	3.53	(3.40)
April	3.27	0.37	4.06	1.67	(3.26)
May	(6.64)	0.37	(4.58)	(3.24)	(2.34)
June	0.23	(4.85)	(2.99)	0.76	(8.33)
July	(1.99)	2.91	6.85	(1.57)	(1.52)
August	(3.04)	(3.07)	1.39	6.90	3.71
September	(3.53)	(3.70)	(0.04)	0.94	2.76
October	1.51	(4.60)	(3.82)	3.66	(4.73)
November	1.74	(1.58)	1.05	(4.32)	7.83
December	(0.11)	0.67	1.60	5.06	(5.24)
Compound Annual Rate of Return	(7.59)%	(12.50)%	2.71%	12.95%	(13.86)%

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit. The inception to date total return is 24.26%.

ASPECT FUTURESACCESS LLC

(CLASS D UNITS) (5)

December 31, 2013

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: April 2005

Aggregate Subscriptions:    $43,349,494

Current Capitalization:   $3,880,239

Worst Monthly Drawdown(2):  (8.13)% (June 2009)

Worst Peak-to-Valley Drawdown(3):  (20.53)%  (March 2012 — December 2013)

Net Asset Value per Unit for Class D, December 31, 2013:   $1.5681

Monthly Rates of Return (4)

Month	2013	2012	2011	2010	2009
January	3.53%	1.03%	(1.29)%	(2.64)%	0.57%
February	(3.43)	1.99	2.58	2.59	0.66
March	1.78	(1.83)	(0.89)	3.74	(3.21)
April	3.48	0.58	4.27	1.88	(3.06)
May	(6.44)	0.57	(4.38)	(3.04)	(2.14)
June	0.44	(4.65)	(2.79)	0.97	(8.13)
July	(1.78)	3.12	7.07	(1.37)	(1.31)
August	(2.84)	(2.87)	1.60	7.12	3.92
September	(3.32)	(3.50)	0.17	1.14	2.98
October	1.72	(4.40)	(3.62)	3.88	(4.53)
November	1.95	(1.37)	1.26	(4.12)	8.05
December	0.10	0.89	1.82	5.28	(5.04)
Compound Annual Rate of Return	(5.23)%	(10.29)%	5.33%	15.81%	(11.68)%

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit.  The inception to date total return is 56.81%.

ASPECT FUTURESACCESS LLC

(CLASS I UNITS) (5)

December 31, 2013

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: April 2005

Aggregate Subscriptions:    $40,245,601

Current Capitalization:   $5,809,620

Worst Monthly Drawdown(2):  (8.22)%  (June 2009)

Worst Peak-to-Valley Drawdown(3):  (21.91)%  (March 2012 — December 2013)

Net Asset Value per Unit for Class I, December 31, 2013:   $1.3987

Monthly Rates of Return (4)

Month	2013	2012	2011	2010	2009
January	3.43%	0.94%	(1.39)%	(2.74)%	0.48%
February	(3.53)	1.90	2.49	2.50	0.56
March	1.69	(1.92)	(0.98)	3.65	(3.28)
April	3.38	0.48	4.18	1.79	(3.15)
May	(6.53)	0.49	(4.47)	(3.13)	(2.23)
June	0.34	(4.74)	(2.88)	0.88	(8.22)
July	(1.87)	3.03	6.97	(1.46)	(1.40)
August	(2.93)	(2.96)	1.51	7.02	3.83
September	(3.41)	(3.58)	0.08	1.05	2.88
October	1.63	(4.49)	(3.71)	3.79	(4.62)
November	1.85	(1.46)	1.17	(4.21)	7.95
December	0.00	0.79	1.72	5.18	(5.13)
Compound Annual Rate of Return	(6.31)%	(11.27)%	4.17%	14.54%	(12.63)%

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit.  The inception to date total return is 39.87%.

ASPECT FUTURESACCESS LLC

(CLASS DS UNITS) (5) (6)

December 31, 2013

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: April 2007

Aggregate Subscriptions:    $114,836,876

Current Capitalization:   $29,553,098

Worst Monthly Drawdown(2):  (8.13)%  (June 2009)

Worst Peak-to-Valley Drawdown(3):  (20.54)%  (March 2012 — December 2013)

Net Asset Value per Unit for Class DS, December 31, 2013:   $1.5609

Monthly Rates of Return (4)

Month	2013	2012	2011	2010	2009
January	3.53%	1.04%	(1.29)%	(2.64)%	0.57%
February	(3.44)	1.99	2.58	2.58	0.65
March	1.78	(1.83)	(0.89)	3.75	(3.21)
April	3.48	0.58	4.28	1.88	(3.06)
May	(6.44)	0.58	(4.38)	(3.04)	(2.14)
June	0.43	(4.66)	(2.79)	0.97	(8.13)
July	(1.78)	3.12	7.07	(1.37)	(1.31)
August	(2.84)	(2.87)	1.60	7.12	3.92
September	(3.33)	(3.50)	0.17	1.15	2.98
October	1.72	(4.40)	(3.62)	3.88	(4.53)
November	1.95	(1.37)	1.27	(4.12)	8.05
December	0.10	0.88	1.82	5.28	(5.05)
Compound Annual Rate of Return	(5.26)%	(10.29)%	5.33%	15.81%	(11.69)%

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit. The inception to date total return is 34.20%.

(6) Class DS was previously known as Class D-SM.

ASPECT FUTURESACCESS LLC

(CLASS DT UNITS) (5) (6)

December 31, 2013

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: June 2007

Aggregate Subscriptions:    $122,713,553

Current Capitalization:   $14,016,554

Worst Monthly Drawdown(2):  (8.09)%  (June 2009)

Worst Peak-to-Valley Drawdown(3):  (20.04)%  (March 2012 — December 2013)

Net Asset Value per Unit for Class DT, December 31, 2013:   $1.6420

Monthly Rates of Return (4)

Month	2013	2012	2011	2010	2009
January	3.57%	1.14%	(1.26)%	(2.60)%	0.64%
February	(3.39)	2.16	2.70	2.63	0.73
March	1.82	(1.91)	(0.91)	3.79	(3.22)
April	3.52	0.64	4.58	1.92	(3.02)
May	(6.40)	0.65	(4.61)	(3.00)	(2.10)
June	0.48	(4.71)	(2.71)	1.01	(8.09)
July	(1.75)	3.17	7.32	(1.33)	(1.27)
August	(2.80)	(2.83)	1.74	7.16	3.97
September	(3.28)	(3.46)	0.21	1.19	3.02
October	1.77	(4.36)	(3.81)	4.04	(4.50)
November	1.99	(1.33)	1.38	(4.20)	8.10
December	0.14	0.92	1.96	5.50	(5.01)
Compound Annual Rate of Return	(4.77)%	(9.83)%	6.11%	16.58%	(11.23)%

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit.  The inception to date total return is 28.33%.

(6) Class DT was previously known as Class D-TF.

ASPECT FUTURESACCESS LLC

(CLASS M UNITS) (5) (6)

December 31, 2013

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: April 2013

Aggregate Subscriptions:    $10,340,959

Current Capitalization:   $3,768,175

Worst Monthly Drawdown(2):  (6.44)%  (May 2013)

Worst Peak-to-Valley Drawdown(3):  (19.99)%  (June 2012 — December 2013)

Net Asset Value per Unit for Class M, December 31, 2013:   $0.8365

Monthly Rates of Return (4)

Month	2013	2012
January	3.53%	0.00%
February	(3.44)	—
March	1.78	—
April	3.48	0.58
May	(6.44)	0.58
June	0.43	(4.65)
July	(1.79)	3.12
August	(2.83)	(2.87)
September	(3.33)	(3.50)
October	1.72	(4.41)
November	1.94	(1.37)
December	0.09	0.89
Compound Annual Rate of Return	(5.28)%	(11.32)%

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit.  The inception to date total return is (16.35) %.

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

Total Trading
Year ended December 31, 2013	Profit (Loss)

Interest Rates	$(16,906,536)
Agricultural	3,640,588
Currencies	(4,843,485)
Energy	(18,787,514)
Metals	10,406,240
Stock Indices	21,667,592
(4,823,115)
Brokerage Commissions	(837,585)
$(5,660,700)

The Fund experienced a net trading loss before brokerage commissions and related fees for the year ended December 31, 2013 of $4,823,115.  The Fund’s profits were primarily attributable to stock indices, metals and agriculture sectors posting profits. The currency, interest rate and energy sectors posted losses.

The stock indices sector posted profits to the Fund.  Profits were posted to the Fund at the beginning of the first quarter due to the Trading Program’s long exposures in stock indices. Losses were posted to the Fund in the middle of the first quarter. The Trading Program’s long exposures to stock indices made gains on North American and Japanese indices, but these were not enough to offset losses from Southern European and Chinese indices. Profits were posted to the Fund at the end of the first quarter as the dominant news item during the second half of March was the banking crisis in Cyprus, causing the Fund to give back some of its earlier gains from stock indices. By the end March, the reopening of banks in Cyprus reassured markets and stock indices ended the month as the top sector. Following the Japanese government’s upgrade to its economic assessment, and the confirmation of Haruhiko Kuroda as the new governor of the Bank of Japan, Japanese stock indices in particular made strong gains. Profits were posted to the Fund at the beginning of the second quarter. A reduction in inflation concerns following April’s Federal Open Market Committee minutes which showed a possible early end to QE helped foster a generally positive economic outlook which, combined with some strong corporate earnings results, propelled stock markets higher. This benefited the Trading Program’s long positions where Japanese indices led performance. Profits were posted to the Fund in the middle of the second quarter due to the Trading Program’s long positions in stock indices, which rose at the beginning of May. Losses were posted to the Fund at the end of the second quarter as gains from newly opened short exposures to some emerging markets were not enough to offset the losses incurred from reducing longs in the rest of the sector. Profits were posted to the Fund at the beginning of the third quarter. The early market driver in July was the release of stronger non-farm payrolls figures in the United States. This boosted stocks as the Trading Program was well positioned to take advantage of these moves. Losses were posted to the Fund in the middle of the third quarter. The general market mood reversed sharply towards the end of August as the U.S. considered military action against Syria. Against this backdrop, stock markets sold off. Profits were posted to the Fund at the end of the third quarter. Initially, the Trading Program made gains from its long positions in stock indices. The end of September was marked by a deadlock in U.S. Congress surrounding the fiscal budget, while uncertainty surrounding the German and Italian governments added to nervousness. The Trading Program gave back some of its earlier gains from stock indices but not enough to offset profits posted to the Fund. Profits were posted to the Fund at the beginning of the fourth quarter. As the prospect of an imminent stimulus reduction by the U.S. Federal Reserved waned, following a U.S. government shutdown and softer labor statistics, global equity markets rallied. The Trading Program’s long exposures in stock indices contributed to the majority of profits.  Profits continued to be posted to the Fund in the middle of the fourth quarter. The combination of easy monetary policies and expectations of growth drove developed equity markets higher. In the early part of December, positive data from the United States led to speculation that the U.S. Federal Reserve would begin tapering its quantitative easing program. This led stock markets to decline and the U.S. dollar to weaken. However, when the U.S. Federal Reserve actually announced a smaller than anticipated amount of tapering in mid December as stock markets rallied, benefiting the Trading Program resulting in profits posted to the Fund at the end of the fourth quarter.

The metals sector posted profits to the Fund. Profits were posted to the Fund at the beginning of the first quarter due to the Trading Program’s long exposures in certain base metals. The Trading Program’s net long exposures to industrial metals dominated the losses in the metals sector in the middle of the first quarter.  Profits were posted to the Fund at the end of the first quarter attributable to the Trading Program’s short positions in industrial metals. Profits were posted to the Fund at the beginning of the second quarter. The Trading Program’s short positions in precious metals dominated performance when prices collapsed in the middle of the April as the price of gold saw a large drop as fears emerged that Cyprus and other crisis-hit countries may be forced to sell their gold reserves. Profits were posted to the Fund in the middle of the second quarter. Short positions in gold and silver were profitable in May, as prices fell largely in response to the U.S. dollar’s strength. Profits continued to be posted the Fund at the end of the second quarter. The Trading Program’s short positions across both precious and industrial metals contributed strongly in June as prices continued to fall, with gold at one point trading below U.S. dollar. Losses were posted to the Fund at the beginning of the third quarter. Metals continued to rise in July as gold was particularly strong in response to the weakening U.S. dollar, making the Trading Program’s short position the worst performer for July. Losses were posted to the Fund in the middle of the third quarter. The metals sector was the worst performer in August, with losses incurred from the Trading Program’s short positions in both industrial and precious metals. Losses were posted to the Fund at the end of the quarter. The Trading Program’s short positions suffered as prices of industrial metals rose on signs of stronger demand. Losses were posted to the Fund at the beginning of the fourth quarter due to the Trading Program’s short exposures to precious and industrial metals. The Trading Program made profits from its short exposure to metals in the middle of the fourth quarter.  Gold and silver dropped in price, driven predominantly by expectations of a stronger U.S. dollar. Aluminum traded down after data showed a developing global supply glut. Losses were posted to the Fund at the end of the fourth quarter due to the Trading Program’s short positions in industrial metals.

The agriculture sector posted profits to the Fund. Losses were posted to the Fund at the beginning of the first quarter only to be reversed in the middle of the quarter. Snowstorms provided relief to drought stricken U.S. wheat and bumper crops caused coffee and sugar to also trade lower, making the predominantly short agricultural sector the top performer in February. Profits continued to be posted to the Fund at the end of the first quarter due to the Trading Programs short positions in agriculture. Losses were posted to the Fund at the beginning of the second quarter due to the Trading Program’s short positions in wheat and other grains markets. Profits were posted to the Fund in the middle of the second quarter due to the Trading Program’s short sugar position as forecasts of large crop yields pushed prices lower. Profits were posted to the Fund at the end of the second quarter. Agricultural markets were profitable in June capturing continued trends on the short side in grains such as wheat and corn and in coffee. Losses were posted to the Fund at the beginning through the middle of the third quarter. Losses were posted to the Fund at the end of the third quarter as the Trading Program’s short positions suffered in September as prices of sugar and wheat rose on signs of stronger demand. Profits were posted to the Fund at the beginning of the fourth quarter due to the Trading Program’s short exposure to coffee as wet weather boosted the crop outlook in Brazil. Profits continued to be posted to the Fund in the middle of the fourth quarter. Profits were posted to the Fund at the end of the fourth quarter from gains made in wheat markets as prices declined following reports of larger than expected global supplies.

The currency sector posted losses to the Fund. Profits were posted to the Fund at the beginning of the first quarter due to the Trading Program’s short exposure to the Japanese yen and long exposure to the Euro. Losses were posted to the Fund in the middle of the first quarter. The Trading Program’s net short exposure to the U.S. dollar, in particular against the Euro, dominated the losses in the currency sector. Profits were posted to the Fund at the end of the first quarter due to the Trading Program’s long exposure to the Mexican peso which made profits amid stronger outlook for the Mexican economy. Losses were posted to the Fund at the beginning of the second quarter as the short Japanese yen and long New Zealand dollar positions continued to generate profits which was not enough to offset losses in the Swedish krona. The high unemployment and dovish interest rate forecasts in Sweden led to a reversal in the Swedish krona’s recent strength. Losses were posted to the Fund in the middle of the second quarter as the New Zealand and Australian dollars fell against the U.S. dollar, causing losses for the Trading Program after it was revealed that the Reserve Bank of New Zealand had taken steps to curb currency strength, and the Reserve Bank of Australia cut interest rates. Losses were posted to the Fund at the end of the second quarter due to a reversal in the recent U.S. dollar weakness which led to losses against the Japanese yen and British sterling. Losses were posted to the Fund at the beginning of the third quarter. The early market driver in July was the release of stronger non-farm payrolls figures in the United States. This boosted the U.S. dollar and the Trading Program was well positioned to take advantage of these moves. However, the market mood changed course mid July as Chairman of the U.S. Federal Reserve, Ben Bernanke sought to clarify his June comments on the end of Quantitative Easing.  Pointing to low inflation and below-target employment. Chairman Ben Bernanke’s dovish reassurances in July pushed back market expectations on tapering resulting in the U.S. dollar retreat. Losses were posted to the Fund in the middle of the third quarter. In the United Kingdom, growth data mid August helped drive the prices of UK Gilts lower, to the benefit of the Trading Program’s short exposure. However, the Trading Program’s net short exposure to Sterling suffered and dominated losses in currencies. Losses were posted to the Fund at the end of the third quarter. Returns from currencies were muted overall, although the Trading Program’s long exposure to the New Zealand dollar profited after the central bank signaled that rates may rise. Losses were posted to the Fund at the beginning of the fourth quarter. Although the net short exposure to the U.S. dollar and net long exposure to the Euro generated gains earlier in October , currency markets reversed later - resulting in losses. The Euro depreciated against its prevailing trend on speculation that slowing Eurozone inflation will prompt the European Central Bank to cut rates. Profits were posted to the Fund at the middle of the fourth quarter due to the Trading Program benefitting from its continued short exposure to the Japanese yen. Profits were posted to the Fund at the end of the fourth quarter as market participants in Japan speculated that the Bank of Japan would maintain its monetary easing policy. This caused the Japanese yen to weaken, leading to gains from the Trading Program’s net short yen exposure.

The interest rate sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the first quarter due to the Trading Program’s net long bond exposures. German bonds dominated the losses as European sentiment continued to strengthen. Profits were posted to the Fund in the middle of the first quarter due to the Trading Program’s long exposures in Japanese and German bonds. Profits were posted to the Fund at the end of first the quarter. The Trading Program’s long positions in bonds were profitable as Eurozone uncertainty boosted safe haven demand. Profits were posted to the Fund at the beginning of the second quarter from the Trading Program’s long positions where Japanese indices led performance.  Government bond positions in Japan suffered, as a sharp single-day correction caused some of the recent profits to be given back.  However, the long positions in the remainder of the bonds sector were more successful, led by European markets - where speculation of a European Central Bank rate cut pushed German yields down. Profits were posted to the Fund in the middle of the second quarter. Stronger global economic data also helped bolster risk appetite, causing bond markets to sell off against the Trading Program’s long positions. The second half of May was dominated by uncertainty over the future of the U.S. Federal Reserve’s asset purchase program accelerating the sell-off in government bonds. Losses were posted to the Fund at the end of the second quarter due to the Trading Program’s long bond and rates exposures, particularly in Australia. Losses were posted to the Fund at the beginning of the third quarter due to the Trading Program’s short fixed income positions, with UK positions further affected by lower than expected inflation data. Profits were posted to Fund in the middle of the third quarter as the Trading Program’s long positions in Japanese government bonds generated gains. In the UK, better than expected growth data mid August helped drive the prices of UK gilts lower, to the benefit of the Trading Program’s short exposure. Losses were posted to the Fund at the end of the third quarter as speculation around impending policy announcements in the U.S. and elsewhere, with market participants focused on the timing of the U.S. Federal Reserve’s “tapering” and other interest rate moves, drove fixed income markets. Initially, the Trading Program made gains from its long positions in short exposures to fixed income as yields rose. However, the gains from fixed income were later eroded as bonds reversed course following the U.S. Federal Reserve’s decision not to begin withdrawing stimulus. Profits were posted to the Fund at the beginning of the fourth quarter. The Trading Program’s performance in fixed income markets reflected geographical differences. Losses from short exposures to longer maturity bonds in North America, the UK and Germany were more than offset by gains from long exposures in Japan, Italy and Australia. Profits were posted to the Fund in the middle of the fourth quarter due to the Trading Program’s gains from its long positions in Italian bonds and short position in Australian bonds. Losses were posted to the Fund at the end of the fourth quarter due to the Trading Program’s long positions in Japanese bonds detracting from the performance, following the news that Japan’s Government Pension Investment Fund is to reduce its local debt holdings.

The energy sector posted losses to the Fund. Profits were posted to the Fund at the beginning of the first quarter as reformulated gasoline rallied strongly as the risk appetite was partnered with reducing inventories. Losses were posted to the Fund in the middle of the first quarter. The increased production of crude oil in the United States resulted in the Trading Program’s long exposures to the energy sector incurring the worst losses in February. Profits were posted to the Fund at the end of the first quarter. The energies sector performed negatively as prices of oil products fell following a combination of weak Chinese industrial production data and strong inventories in March. Loses were posted to the Fund at the beginning of the second quarter. Profits from the Trading Program’s long natural gas positions were not enough to offset losses from declining oil prices. Losses were posted to the Fund in the middle of the second quarter from the long natural gas position as higher than expected inventories in the U.S. which triggered a sell-off. Losses were posted to the Fund at the end of the second quarter as oil markets stayed range-bound. Loses were posted to the Fund at the beginning of the third quarter. Profits from the Trading Program’s long natural gas positions were not enough to offset losses from declining oil prices. Profits were posted to the Fund in the middle of the third quarter as the potential for U.S. military action in Syria pushed oil prices higher, benefiting the Trading Program’s long positions, as fears of supply disruptions mounted. Losses were posted to the Fund at the end of the third quarter as the Trading Program’s long oil positions were adversely impacted by the easing of geopolitical concerns over Syria. Profits were posted to the Fund at the beginning of the fourth quarter only to be reversed in the middle of the fourth quarter. The Trading Program’s short exposure to natural gas incurred losses due to a price from colder than expected weather in North America coupled with large draws on inventory. Losses also occurred elsewhere in the energies sector as refinery outages saw crude oil products reverse their bearish trends. Losses were posted to the Fund at the end of the fourth quarter as natural gas prices rose on weather news in the United States, causing losses from the Trading Program’s short position.

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

The Fund’s management fees and Sponsor fees are a constant percentage of the Fund assets.  Brokerage commissions which are not based on a percentage of the Fund’s assets are based on actual round turns.  The performance fees payable to Aspect are based on the New Trading Profits generated by the Fund excluding interest and prior to reduction for Sponsor fees.

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

(The Fund has no applicable off-balance sheet arrangements or tabular disclosure of contractual obligations of the type described in Items 3.03(a)(4) and 3.03(a)(5) of Regulation S-K.)

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Fund’s open positions by market category for the fiscal periods. During the years ended December 31, 2013, and 2012 the Fund’s average Month-end Net Asset Value was approximately $231,463,799 and $299,617,773, respectively.

December 31, 2013

	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Agriculture	$2,041,900	0.88%	$5,938,317	$459,322
Currencies	3,506,052	1.51%	7,975,498	667,733
Energy	1,566,888	0.68%	3,228,528	615,082
Interest Rates	6,080,998	2.63%	9,717,177	1,642,078
Metals	6,116,518	2.64%	11,382,356	876,718
Stock Indices	3,405,392	1.47%	10,055,478	28,451

Total	$22,717,748	9.81%	$48,297,354	$4,289,384

December 31, 2012

	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Agriculture	$5,232,855	1.75%	$8,773,514	$2,859,254
Currencies	1,351,329	0.45%	4,511,438	86,073
Energy	5,062,607	1.69%	11,422,080	974,200
Interest Rates	5,091,787	1.70%	8,692,769	2,522,805
Metals	1,335,381	0.45%	2,443,925	273,691
Stock Indices	8,159,192	2.72%	13,331,689	849,530

Total	$26,233,151	8.76%	$49,175,415	$7,565,553

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

The following were the primary trading risk exposures of the Fund as of December 31, 2013, by market sector.

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

Agricultural Commodities

The Fund’s primary agricultural commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Grains, cocoa and livestock accounted for the substantial bulk of the Fund’s agricultural commodities exposure as of December 31, 2013.

Energy

The Fund’s primary energy market exposure is to natural gas and crude oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the primary non-trading risk exposures of the Fund as of December 31, 2013.

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

Risk Management

The Trading Advisor’s risk management process has been formally organized into two risk management streams.  The first stream relates to market and liquidity risk and the second stream relates to operational risk.  With respect to market and liquidity risk, the Trading Advisor employs a value-at-risk methodology and other risk management procedures to monitor the exposure of the Trading Program to this risk within pre-defined guidelines.  If risk exceeds the maximum prescribed level, risk reducing investments will be entered into.  Additionally, the Trading Advisor has developed mechanisms designed to provide that risk is controlled effectively at both an individual market and portfolio level.  In seeking to control the risks of the Trading Program, the Trading Advisor may intervene in the risk management framework in extreme market situations where the Trading Advisor believes that an intervention is in the best interests of the Fund.  In terms of the second stream, the Trading Advisor has an Operational Risk Committee which is responsible for managing all operational risk affecting the Trading Advisor.  Operational risk is defined as the risk of loss resulting from inadequate or failed processes, people and systems or external events.  It includes the risk of failure of a broker or other service provider, the risk of the loss of trading or operational capability at the Trading Advisor, the risk of breaches of intellectual property security and the risk of breaches of law or regulation.

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

Item 8: Financial Statements and Supplementary Data

Net Income (Loss) per quarter

Eight quarters through December 31, 2013

	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	2013	2013	2013	2013	2012	2012	2012	2012
Total Income (Loss)	$8,354,556	$(15,351,525)	$(5,240,790)	$6,568,095	$(13,133,943)	$(8,673,370)	$(10,506,796)	$6,336,538
Total Expenses	1,829,771	3,285,007	2,363,731	2,576,044	2,726,177	2,946,519	2,019,055	3,689,156
Net Income (Loss)	$6,524,785	$(18,636,532)	$(7,604,521)	$3,992,051	$(15,860,120)	$(11,619,889)	$(12,525,851)	$2,647,382

Net Income (Loss) per	$0.0448	$(0.1117)	$(0.0431)	$0.0214	$(0.0806)	$(0.0581)	$(0.0658)	$0.0142
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

Item 9: Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A: Controls and Procedures

Disclosure Controls and Procedures

MLAI’s Chief Executive Officer and the Chief Financial Officer, on behalf of the Fund, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act) with respect to the Fund as of and for the year which ended December 31, 2013, and, based on its evaluation, has concluded that these disclosure controls and procedures are effective.

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

The Fund’s management assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2013.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework”.

Based on its assessment the Fund’s management concluded that at December 31, 2013, the Fund’s internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting (in connection with Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act) occurred during the quarter ended December 31, 2013 that has materially affected, or is reasonable likely to materially affect, the Fund’s internal control over financial reporting.

Item 9B:  Other Information

Not Applicable.

PART III

Item 10: Directors, Executive Officers and Corporate Governance

10(a) and 10(b)           Identification of Directors and Executive Officers:

As a limited liability company, the Fund has no officers or directors and is managed by MLAI. Trading decisions are made by Aspect on behalf of the Fund.

The managers and executive officers of MLAI and their respective business backgrounds are as follows:

Keith Glenfield	Chief Executive Officer, President and Manager

Barbra E. Kocsis	Chief Financial Officer and Vice President

Spencer Boggess	Vice President and Manager

James D. Bowden	Vice President and Manager

Dominick A. Carlino	Vice President and Manager

James L. Costabile	Vice President and Manager

Nancy Fahmy	Vice President and Manager

Ninon Marapachi	Vice President and Manager

Jeff McGoey	Vice President and Manager

Greg Parets	Vice President and Manager

Colleen R. Rusch	Vice President and Manager

Steven L. Suss	Vice President and Manager

Keith Glenfield, age 39, has been the Chief Executive Officer and President of MLAI since June 2013.  Mr. Glenfield has been a Managing Director and Head of Global Wealth and Retirement Solutions group’s (“GWRS”) Alternative Investments Group, a division within BAC that provides investment professionals and their clients with access to investment products and other services, since September 2012. GWRS is a business unit within the BAC Global Wealth & Investment Management Group (“GWIM”), a division within BAC.  In this role, Mr. Glenfield is responsible for product management and development, strategy, operating risk and controls and other aspects of BAC’s alternative investment platform.  From August 2009 through August 2012, Mr. Glenfield was the Chief Operating Officer of GWRS.  In addition to his responsibilities as Chief Operating Officer of GWRS, Mr. Glenfield was also responsible for leading business development within GWRS’s Capital Markets Group from January 2012 through August 2012.  Prior to assuming these roles Mr. Glenfield was the Chief Administration Officer for GWRS’s Capital Markets Group from August 2008 until August 2009 and GWRS’s Investment Management and Guidance Group from April 2008 to August 2008.  Prior to becoming Chief Administration Officer for GWRS’s Investment Management and Guidance Group, Mr. Glenfield was responsible for the Financial Planning and Wealth Management Analytics team within GWRS from February 2005 through April 2008.  Mr. Glenfield has been registered with the CFTC as an associated person and listed as a principal of MLAI since June 10, 2013.  Mr. Glenfield has also been registered with the CFTC as an associated person of MLPF&S since June 10, 2013.  Mr. Glenfield holds a B.S. degree in Finance from the College of New Jersey and an M.B.A. from Rutgers University.

Barbra E. Kocsis, age 47, is the Chief Financial Officer for MLAI, has been listed with the CFTC as a principal of MLAI since May 21, 2007 and is a Director within BAC’s Global Wealth Investment Management Technology and Operations group, positions she has held since October 2006.  Ms. Kocsis’ responsibilities include providing a full range of specialized financial and tax accounting services for the Alternative Investment products offered through the Selling Agent.  She graduated cum laude from Monmouth College with a Bachelor of Science in Business Administration — Accounting

Spencer Boggess, age 46, has been a Vice President of MLAI since January 2014. Mr. Boggess has served as a Managing Director and the Head of Alternative Investments Due Diligence for Merrill Lynch’s Wealth Management with GWRS since March 2009 with responsibility for research and due diligence for hedge funds, private equity and third party fund of funds.  During this time, Mr. Boggess has also served as Portfolio Manager for a range of registered and private placement fund of funds.  Prior to this, Mr. Boggess served as Head of Hedge Fund Research and Investment at BAC from July 2007 through March 2009 and President and CEO of Bank of America Capital Advisors LLC (“BACA”) from July 2007 to present.  BACA is an investment advisor focusing on alternative investment products.  Mr. Boggess has been listed as a principal of MLAI since January 2, 2014.  Mr. Boggess received his B.A. degree from the University of Virginia and has also done graduate work at the University’s Woodrow Wilson School of Foreign Affairs.

James D. Bowden, age 60, has been a Vice President of MLAI since January 2014. Mr. Bowden joined BACA in March 1998 to form the group and to manage BAC’s private equity fund of funds business.  In that capacity, he has acted as the primary investment strategist for various private placement offerings and client advisory activities associated with the private equity asset class.  He has also served as a member of BACA’s investment committee since March 1998.  In addition, Mr. Bowden has assisted GWIM professionals with the marketing and fundraising efforts for BAC’s private equity fund of funds products since March 1998.  Mr. Bowden has been listed as a principal of MLAI since January 2, 2014.  Mr. Bowden received his M.B.A. and his B.B.A. degree from the University of Michigan.  He is a Certified Public Accountant.

Dominick A. Carlino, age 41, has been a Vice President of MLAI since January 2014. Mr. Carlino has been a Managing Director within GWRS heading Relationship Management and Business Development since May 2013.  In his role, he is responsible for enhancing and driving relationships between MLAI and key asset management partners.  Mr. Carlino was on a garden leave from July 2012 through May 2013.  Prior to joining Merrill Lynch,  Mr. Carlino was Senior Managing Director and Head of Business Development at AlphaOne Capital Partners LLC, an equity-focused alternative asset management firm, from March 2011 through July 2012.  From April 2005 through March 2011, he served as an Executive Director within Morgan Stanley Alternative Investment Partners LP, a registered commodity pool operator, focused on business development and distribution.  Mr. Carlino has been listed as a principal of MLAI since January 2, 2014.  Mr. Carlino holds an M.B.A. and a B.S. degree in Finance from Villanova University.

James L. Costabile, age 38, has been a Vice President of MLAI and a Managing Director within GWRS responsible for alternative investment distribution for BAC since July 2007 and US Trust since January 2009.  U.S. Trust is a division of BAC.  Mr. Costabile has been listed as a principal of MLAI since July 14, 2010.  He has also been registered with the CFTC as an associated person of MLPF&S since August 20, 2007.  Mr. Costabile was previously registered as an associated person of Citigroup Global Markets Inc., a broker-dealer within Citigroup, Inc., a global financial services company, from December 5, 2003 to July 6, 2007.  Mr. Costabile was responsible for, among other things, sales of alternative investment products to high net worth and institutional clientele at Citigroup Global Markets Inc. from November 7, 1997 to July 6, 2007.  As part of MLAI’s management team, Mr. Costabile oversees the team of sales professionals and specialists responsible for supporting hedge funds, private equity and real asset offerings.  Mr. Costabile received a B.S. from Fordham University and holds the Chartered Alternative Investment Analyst designation.

Nancy Fahmy, age 39, has been a Vice President of MLAI since January 2014. Ms. Fahmy has been a Managing Director within GWRS and responsible for Private Equity and Real Assets Technical Sales and Origination within MLAI since December 2012.  She joined MLAI as a Director in November 2008 and was head of Private Equity and Real Assets Technical Sales from that date to December 2012.  In these capacities, Ms. Fahmy was responsible for a team of private equity and real assets specialists that worked with financial advisors, portfolio managers and clients to educate and raise capital.  Ms. Fahmy has been listed as a principal of MLAI since January 9, 2014.  Ms. Fahmy was previously an NFA Associate Member and registered as an Associated Person of MLPF&S from March 2009 to November 2010.  Ms. Fahmy holds a B.S. degree in Business Administration and Finance with a minor in Economics from the University of Delaware.

Ninon Marapachi, age 36, has been a Vice President of MLAI since January 2014. Mr. Marapachi has been the head of the Hedge Fund Origination and Product Management team within the BAC Alternative Investments Group, a division within BAC that provides investment professionals and their clients with access to investment products and other services, since September 2008.  Her team is responsible for sourcing, structuring, negotiating and managing hedge funds and managed futures products on GWRS’ hedge fund platform.  In addition, since September 2013 she has been a Director for the Board of Sponsors for Educational Opportunities, a non-profit organization with a goal to provide educational and career programs to young people from underserved communities to maximize their opportunities for higher education and future success.  Ms. Marapachi has been an NFA Associate Member since February 2011 and registered as an Associated Person of MLPF&S since March 2011.  Ms. Marapachi has been listed as a principal of MLAI since January 3, 2014.  Ms. Marapachi graduated magna cum laude with a B.A. degree in Economics from Mount Holyoke College.

Jeff McGoey, age 37, has been a Vice President of MLAI and a Director within GWRS responsible for Alternative Investment Platform Oversight for BAC since December 2010.  Mr. McGoey served as a Vice President with portfolio oversight to ten derivative based closed end funds from March 2009 through December 2010.  Within GWRS Alternative Investments since May 2008, Mr. McGoey was a Vice President holding various roles including hedge fund and private equity origination, exchange fund and customized fund oversight, and has managed various strategic initiatives across the organization until December 2010.  Mr. McGoey has been listed as a principal of MLAI since January 13, 2014.  Mr. McGoey is a CFA Charter holder, maintains the CAIA designation and holds a B.A. degree in Economics from Rutgers College in New Jersey.

Greg Parets, age 37, has been Head of Cross Platform Initiatives for the Alternative Investments Group of GWIM since June 2013.  Mr. Parets joined BAC in September 2010 as Head of Strategic Initiatives in the Alternative Investments Group’s Origination & Product Management team and remained in this role until June 2013.  In this role, he led creation and implementation of an industry-leading platform to offer hedge funds, managed futures, and select private equity funds to advisory accounts. Mr. Parets was in between employers from April 2010 to September 2010. Prior to joining BAC, he worked at UBS Wealth Management Americas, a provider of wealth management products and services, where he was Team Lead for the Strategy & Business Development Group from July 2006 through January 2009 and Head of Segment

Strategy & Client Experience from February 2009 through April 2010.  Mr. Parets has been listed as a principal of MLAI since January 2, 2014.  Mr. Parets graduated summa cum laude from The George Washington University with a B.B.A. degree in International Business and cum laude from Harvard Law School with a J.D.

Colleen R. Rusch, age 46, has been a Vice President and Manager of MLAI and a Managing Director within GWRS responsible for overseeing GWRS Alternative Investments operations and trading platform since January 2008.  Ms. Rusch has been listed as a principal of MLAI since September 14, 2010.  In addition, from July 2005 to October 2010, Mrs.  Rusch served as Chief Administrative Officer and Vice President of IQ Investment Advisors LLC (“IQ”), an investment advisory firm, and served as Vice President and Secretary of each of IQ’s publicly traded closed-end fund companies.  Ms. Rusch holds a B.S. degree in Business Administration from Saint Peter’s College in New Jersey.

Steven L. Suss, age 54, has been a Vice President of MLAI since June 2012.  He has been a Managing Director within GWRS’s Alternative Investments Group since January 2008, responsible for managing finance, operational and other business aspects of BAC’s alternative investment platform.  Mr. Suss has been listed as a principal of MLAI since June 12, 2012.  Mr. Suss is also a director and the President of BACAP Alternative Advisors Inc. (“BACAP”), an alternative investment advisor affiliated with BAC.  He has held these positions at BACAP since July 1, 2007, and is responsible for the management and supervision of the overall business of BACAP.  Mr. Suss has also served as Senior Vice President of BACA since July 2007 and has been listed as a principal of BACA since November 19, 2012.  Mr. Suss is responsible within  BACA for the management of financial reporting and the operational affairs of the investment vehicles managed by BACA.  Mr. Suss received a B.B.A. from the University of Texas at Austin.

As of December 31, 2013, the principals of MLAI had no investment in the Fund, and MLAI’s sponsor interest in the Fund was valued at $0.

MLAI acts as the sponsor, general partner or manager to eight public futures funds whose units of limited partnership interests or limited liability company interests are registered under the Securities Exchange Act: Aspect FuturesAccess LLC, ML BlueTrend FuturesAccess LLC, Man AHL FuturesAccess LLC, ML Select Futures I L.P., Systematic Momentum FuturesAccess LLC, ML Transtrend DTP Enhanced FuturesAccess LLC, ML Trend-Following Futures Fund L.P, and ML Winton FuturesAccess LLC. Because MLAI serves as the sole sponsor, general partner or manager of each of these funds, the officers and managers of MLAI effectively manage them as officers and directors of such funds.

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

(h)                                 Section 16(a) Beneficial Ownership Reporting Compliance:

To the Fund’s knowledge, all required Section 16(a) filings during the fiscal year ended December 31, 2013 were timely and correctly made.

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

(b)                                 Security Ownership of Management:

As of December 31, 2013, MLAI owned no Unit-equivalent member interests. The principals of MLAI did not own any Units.

(c)                                  Changes in Control:

None.

(d)                                 Securities Authorized for Issuance Under Equity Compensation Plans:

Not applicable.

Item 13: Certain Relationships and Related Transactions and Director Independence

Not applicable.

Director Independence:

No person who served as a manager of MLAI during 2013 could be considered independent based on the definition of an independent director under the NASDAQ rules.

Item 14: Principal Accounting Fees and Services

(a)         Audit Fees

Aggregate fees billed directly to the Fund for professional services rendered by the principal accountant, PricewaterhouseCoopers LLP, in connection with the audit of the Fund’s annual financial statements, review of financial statements included in the Fund’s Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements, for the years ended December 31, 2013 and 2012 were $173,595 and $163,000, respectively.

(b)         Audit-Related Fees

There were no other audit-related fees billed for the years ended December 31, 2013 and 2012 related to the Fund.

(c)          Tax Fees

No fees were billed by PricewaterhouseCoopers LLP or any member firms of PricewaterhouseCoopers and their respective affiliates for the years ended December 31, 2013 and 2012 for professional services rendered to the Fund in connection with tax compliance, tax advice and tax planning.

(d)         All Other Fees

Not applicable.

No other fees were billed by PricewaterhouseCoopers LLP or any member firms of PricewaterhouseCoopers and their respective affiliates for the years ended December 31, 2013 and 2012, other than as set forth in the preceding paragraph (a).

(e)          Neither the Fund nor MLAI has an audit committee to pre-approve principal accountant fees and services.  In lieu of an audit committee, the managers and the principal financial officer pre-approve all billings prior to the commencement of services.

PART IV

Item 15:                         Exhibits, Financial Statement Schedules

2.                                      Financial Statement Schedules:

Financial statement schedules not included in this Form 10-K have been omitted for the reason that they are not required or are not applicable or that equivalent information has been included in the financial statements or notes thereto.

3.                                      Exhibits:

The following exhibits are incorporated by reference or are filed herewith to this Annual Report on Form 10-K:

Designation	Description

3.01	Amended and Restated Certificate of Formation of Aspect FuturesAccess LLC.

Exhibit 3.01:	Is incorporated by reference from Exhibit 3.01 contained in the registrant’s Report on Form 8-K filed on February 14, 2012.

3.02	Fifth Amended and Restated Limited Liability Company Operating Agreement of Aspect FuturesAccess LLC.

Exhibit 3.02	Is incorporated by reference from Exhibit 3.02 contained in the registrant’s Report on Form 8-K filed on December 6, 2012.

3.03	Amendment to the Fifth Amended and Restated Limited Liability Company Operating Agreement of Aspect FuturesAccess LLC

Exhibit 3.03	Is incorporated by reference from Exhibit 3.02(i) contained in the registrant’s Report on Form 8-K filed on October 18, 2013.

10.01	Customer Agreements between ML Aspect FuturesAccess LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated.

Exhibit 10.01:	Is incorporated by reference from Exhibit 10.01 contained in Amendment No. 1 to the registrant’s Registration Statement on Form 10 filed on February 12, 2008.

10.02	Advisory Agreement among ML Aspect FuturesAccess LLC, ML Aspect FuturesAccess Ltd., Aspect Capital Limited and Merrill Lynch Alternative Investments LLC.

Exhibit 10.02:	Is incorporated by reference from Exhibit 10.02 contained in the registrant’s Registration Statement on Form 10 filed on December 20, 2004.

13.01	2013 Annual Report and Report of Independent Registered Public Accounting Firm.

Exhibit 13.01:	Is filed herewith.

31.01 and 31.02	Rule 13a-14(a)/15d-14(a) Certifications.

Exhibit 31.01
and 31.02:	Are filed herewith.

32.01 and 32.02	Section 1350 Certifications.

Exhibit 32.01
and 32.02:	Are filed herewith.

Exhibit 101

The following materials from the Fund’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 formatted in XBRL (Extensible Business Reporting Language): ( i )Statements of Financial Condition (ii) Statements of Operations (iii) Statements of Changes in Members’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text.

Exhibit 101	Is filed herewith.

99.1

Amended and Restated Selling Agreement effective as of July 8, 2011 between Merrell Lynch Alternative Investments LLC (for itself, and as sponsor on behalf of the investment funds listed therein) and Merrill Lynch, Pierce, Fenner & Smith Incorporated (as selling agent).

Exhibit 99.1:	Is incorporated by reference from Exhibit 99.1 contained in the registrant’s Report on Form 8-K filed on July 11, 2011.

3.03	Amendment to the Fifth Amended and Restated Limited Liability Company Operating Agreement.

Exhibit 3.03	Is incorporated by reference from Exhibit 3.02(i) contained in the registrant’s Report of Form 8-K filed on October 18, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASPECT FUTURESACCESS LLC

By: MERRILL LYNCH ALTERNATIVE INVESTMENTS LLC, MANAGER

By:	/s/ Keith Glenfield
Keith Glenfield
Chief Executive Officer, President and Manager
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Keith Glenfield	Chief Executive Officer, President and Manager	March 25, 2014
Keith Glenfield	(Principal Executive Officer)

/s/ Barbra E. Kocsis	Chief Financial Officer and Vice President	March 25, 2014
Barbra E. Kocsis	(Principal Financial Officer)

/s/Spencer Boggess	Vice President and Manager	March 25, 2014
Spencer Boggess

/s/James D. Bowden	Vice President and Manager	March 25, 2014
James D. Bowden

/s/Dominick A. Carlino	Vice President and Manager	March 25, 2014
Dominick A. Carlino

/s/James L. Costabile	Vice President and Manager	March 25, 2014
James L. Costabile

/s/Nancy Fahmy	Vice President and Manager	March 25, 2014
Nancy Fahmy

/s/Ninon Marapachi	Vice President and Manager	March 25, 2014
Ninon Marapachi

/s/Jeff McGoey	Vice President and Manager	March 25, 2014
Jeff McGoey

/s/ Greg Parets	Vice President and Manager	March 25, 2014
Greg Parets

/s/Colleen R. Rusch	Vice President and Manager	March 25, 2014
Colleen R. Rusch

/s/Steven L. Suss	Vice President and Manager	March 25, 2014
Steven L. Suss

ASPECT FUTURESACCESS LLC

2013 FORM 10-K

INDEX TO EXHIBITS

Exhibit

Exhibit 13.01	2013 Annual Report and Report of Independent Registered Public Accounting Firm

Exhibit 31.01 and 31.02	Rule 13a - 14(a) / 15d - 14(a) Certifications

Exhibit 32.01 and 32.02	Sections 1350 Certifications

Exhibit 101

The following materials from the Fund’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 formatted in XBRL (Extensible Business Reporting Language): ( i )Statements of Financial Condition (ii) Statements of Operations (iii) Statements of Changes in Members’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text.