Form 10-Q
period 2014-03-31
Aspect FuturesAccess LLC
filed 2014-05-15
CIK 1309132

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of March 31, 2014, 113,763,262 units of limited liability company interest were outstanding.

ASPECT FUTURESACCESS LLC

QUARTERLY REPORT FOR MARCH 31, 2014 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

ASPECT FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	March 31,	December 31,
	2014	2013
ASSETS:
Equity in commodity trading accounts:
Cash (including restricted cash of $14,281,552 for 2014 and $19,838,945 for 2013)	$144,669,833	$170,957,522
Net unrealized profit on open futures contracts	1,908,457	6,577,251
Net unrealized profit on open forwards contracts	1,055,514	854,236
Cash	445,809	491,639
Other assets	123	317

TOTAL ASSETS	$148,079,736	$178,880,965

LIABILITIES AND MEMBERS’ CAPITAL:
LIABILITIES:

Brokerage commissions payable	$25,676	$17,157
Sponsor and Advisory fees payable	422,015	510,075
Redemptions payable	3,877,752	9,336,743
Net unrealized loss on open futures contracts	452,148	227,884
Net unrealized loss on open forwards contracts	652,713	—
Other liabilities	1,520,543	1,571,611

Total liabilities	6,950,847	11,663,470

MEMBERS’ CAPITAL:
Members’ Interest (113,763,262 Units and 125,668,741 Units)	141,128,889	167,217,495
Total members’ capital	141,128,889	167,217,495

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$148,079,736	$178,880,965

NET ASSET VALUE PER UNIT: (Based on 113,763,262 and 125,668,741 Units outstanding; unlimited Units authorized)

Class A	$1.2686	$1.3517
Class C	$1.1633	$1.2426
Class D	$1.4773	$1.5681
Class I	$1.3134	$1.3987
Class DS	$1.4710	$1.5609
Class DT	$1.5495	$1.6420
Class M	$0.7906	$0.8365

See notes to financial statements.

 ASPECT FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three
	months ended	months ended
	March 31,	March 31,
	2014	2013
TRADING PROFIT (LOSS):

Realized, net	$(2,974,080)	$6,575,549
Change in unrealized, net	(5,344,493)	207,787
Brokerage commissions	(164,304)	(215,806)

Total trading profit (loss), net	(8,482,877)	6,567,530

INVESTMENT INCOME (EXPENSE):
Interest, net	(2,445)	565

EXPENSES:
Management fee	755,401	1,329,747
Sponsor fee	585,970	991,793
Other	186,950	254,504
Total expenses	1,528,321	2,576,044

NET INVESTMENT INCOME (LOSS)	(1,530,766)	(2,575,479)

NET INCOME (LOSS)	$(10,013,643)	$3,992,051

NET INCOME (LOSS) PER UNIT:

Weighted average number of Units outstanding
Class A	17,375,394	21,424,150
Class C	65,740,941	98,441,225
Class D	2,482,365	5,562,428
Class I	3,860,119	6,994,816
Class DS	18,332,665	31,034,722
Class DT	8,436,981	13,351,543
Class M	5,305,039	9,976,859

Net income (loss) per weighted average Unit
Class A	$(0.0838)	$0.0201
Class C	$(0.0804)	$0.0159
Class D	$(0.0908)	$0.0290
Class I	$(0.0850)	$0.0235
Class DS	$(0.0913)	$0.0342
Class DT	$(0.0920)	$0.0339
Class M	$(0.0511)	$0.0150

See notes to financial statements.

ASPECT FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

(unaudited) (in Units)

	Members’ Capital December 31, 2012	Subscriptions	Redemptions	Members’ Capital March 31, 2013	Members’ Capital December 31, 2013	Subscriptions	Redemptions	Members’ Capital March 31, 2014
Class A	21,463,611	918,842	(1,206,573)	21,175,880	18,353,686	38,535	(2,830,826)	15,561,395
Class C	99,953,893	2,159,081	(6,393,404)	95,719,570	68,708,959	1,179,561	(10,072,242)	59,816,278
Class D	5,562,428	—	—	5,562,428	2,482,365	—	—	2,482,365
Class I	7,154,253	146,591	(513,835)	6,787,009	4,156,462	—	(916,859)	3,239,603
Class DS	32,959,715	282,833	(3,965,850)	29,276,698	18,932,203	—	(1,272,927)	17,659,276
Class DT	13,709,450	—	(1,079,232)	12,630,218	8,531,693	—	(570,188)	7,961,505
Class M	9,721,721	741,574	(815,485)	9,647,810	4,503,373	3,889,508	(1,350,041)	7,042,840

Total Members’ Units	190,525,071	4,248,921	(13,974,379)	180,799,613	125,668,741	5,107,604	(17,013,083)	113,763,262

See notes to financial statements.

ASPECT FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

(unaudited)

	Members’ Capital December 31, 2012	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital March 31, 2013	Members’ Capital December 31, 2013	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital March 31, 2014
Class A	$31,117,660	$1,368,345	$(1,796,145)	$431,139	$31,120,999	$24,808,334	$49,300	$(3,660,454)	$(1,455,537)	$19,741,643
Class C	134,557,684	2,967,124	(8,798,913)	1,569,985	130,295,880	85,375,459	1,409,198	(11,916,746)	(5,283,337)	69,584,574
Class D	9,214,011	—	—	161,301	9,375,312	3,892,586	—	—	(225,421)	3,667,165
Class I	10,688,469	225,299	(789,191)	164,393	10,288,970	5,813,517	—	(1,230,246)	(328,257)	4,255,014
Class DS	54,364,101	466,363	(6,758,513)	1,062,594	49,134,545	29,551,548	—	(1,901,432)	(1,673,668)	25,976,448
Class DT	23,677,968	—	(1,906,939)	452,603	22,223,632	14,009,030	—	(896,756)	(776,086)	12,336,188
Class M	8,621,100	680,000	(745,785)	150,036	8,705,351	3,767,021	3,151,868	(1,079,695)	(271,337)	5,567,857

Total Members’ Interest	$272,240,993	$5,707,131	$(20,795,486)	$3,992,051	$261,144,689	$167,217,495	$4,610,366	$(20,685,329)	$(10,013,643)	$141,128,889

See notes to financial statements.

ASPECT FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class DS	Class DT	Class M

Per Unit Operating Performance:

Net asset value, beginning of period	$1.3517	$1.2426	$1.5681	$1.3987	$1.5609	$1.6420	$0.8365

Net realized and net change in unrealized trading profit (loss)	(0.0675)	(0.0621)	(0.0783)	(0.0699)	(0.0780)	(0.0821)	(0.0419)
Brokerage commissions	(0.0014)	(0.0013)	(0.0016)	(0.0014)	(0.0016)	(0.0017)	(0.0009)
Interest income, net (c)	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)
Expenses	(0.0142)	(0.0159)	(0.0109)	(0.0140)	(0.0103)	(0.0087)	(0.0031)

Net asset value, end of period	$1.2686	$1.1633	$1.4773	$1.3134	$1.4710	$1.5495	$0.7906

Total Return: (a)

Total return before Performance fees	-6.01%	-6.25%	-5.66%	-5.92%	-5.66%	-5.54%	-5.66%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Total return after Performance fees	-6.01%	-6.25%	-5.66%	-5.92%	-5.66%	-5.54%	-5.66%

Ratios to Average Member’s Capital:

Expenses (excluding Performance fees) (b)	0.99%	1.24%	0.62%	0.89%	0.62%	0.50%	0.62%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Expenses (including Performance fees)	0.99%	1.24%	0.62%	0.89%	0.62%	0.50%	0.62%

Net investment income (loss)	-0.99%	-1.24%	-0.62%	-0.89%	-0.62%	-0.50%	-0.62%

(a)         The total return is based on compounded monthly returns and is calculated for each class taken as a whole. An individual member’s return may vary from these returns based on timing of capital transactions.

(b)         The expense ratios do not include brokerage commissions.

(c)          Interest income, net is less than $0.0001 per Unit

See notes to financial statements.

ASPECT FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class DS	Class DT	Class M

Per Unit Operating Performance:

Net asset value, beginning of period	$1.4498	$1.3462	$1.6565	$1.4940	$1.6494	$1.7271	$0.8868

Net realized and net change in unrealized trading profit (loss)	0.0354	0.0328	0.0404	0.0364	0.0402	0.0421	0.0216
Brokerage commissions	(0.0012)	(0.0011)	(0.0013)	(0.0012)	(0.0013)	(0.0014)	(0.0007)
Interest income, net (c)	0.0000	0.0000	0.0000	0.0000	0.0000	0.0000	0.0000
Expenses	(0.0144)	(0.0167)	(0.0101)	(0.0132)	(0.0100)	(0.0082)	(0.0054)

Net asset value, end of period	$1.4696	$1.3612	$1.6855	$1.5160	$1.6783	$1.7596	$0.9023

Total Return: (a)

Total return before Performance fees	1.37%	1.12%	1.75%	1.47%	1.75%	1.88%	1.75%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Total return after Performance fees	1.37%	1.12%	1.75%	1.47%	1.75%	1.88%	1.75%

Ratios to Average Member’s Capital:

Expenses (excluding Performance fees) (b)	0.97%	1.22%	0.60%	0.87%	0.60%	0.47%	0.60%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Expenses (including Performance fees)	0.97%	1.22%	0.60%	0.87%	0.60%	0.47%	0.60%

Net investment income (loss)	-0.97%	-1.22%	-0.59%	-0.87%	-0.59%	-0.47%	-0.59%

(a)         The total return is based on compounded monthly returns and is calculated for each class taken as a whole. An individual member’s return may vary from these returns based on timing of capital transactions.

(b)         The expense ratios do not include brokerage commissions.

(c)          Interest income, net is less than $0.0001 per Unit

See notes to financial statements.

ASPECT FUTURESACCESS LLC

(a Delaware Limited Liability Company)

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1.              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Aspect FuturesAccess LLC (the “Fund”), a FuturesAccessSM Program (“FuturesAccess”) fund, which is an Investment Company as defined by Accounting Standards Codification (“ASC”) guidance, was organized under the Delaware Limited Liability Company Act on May 17, 2004 and commenced trading activities on April 1, 2005.  The Fund engages in the speculative trading of futures and forward contracts on a wide range of commodities.  Aspect Capital Limited (“Aspect” or “Trading Advisor”) is the trading advisor of the Fund. The Trading Advisor utilizes the Aspect Diversified Program (the “Trading Program”) for the Fund.

Merrill Lynch Alternative Investments LLC (“MLAI” or “Sponsor”) is the sponsor and manager of the Fund. MLAI is an indirect wholly-owned subsidiary of Bank of America Corporation. Bank of America Corporation and its affiliates are referred to herein as “BAC”. Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”) is currently the exclusive clearing broker for the Fund.  The Sponsor may select other parties as clearing broker(s).  Merrill Lynch International (“MLI”) is the primary foreign exchange (“F/X”) forward prime broker for the Fund.  The Sponsor may select other parties as F/X or other over-the-counter (“OTC”) prime brokers, including Merrill Lynch International (“MLI”).  MLPF&S and MLI are BAC affiliates.

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

In the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of the Fund as of  March 31, 2014 and December 31, 2013 and the results of its operations for the three month periods ended March 31, 2014 and 2013.  However, the operating results for the interim periods may not be indicative of the results for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted.  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Fund’s report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2013.

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

2.              CONDENSED SCHEDULES OF INVESTMENTS

The Fund’s investments, defined as net unrealized profit (loss) on open contracts on the Statements of Financial Condition, as of March 31, 2014 and December 31, 2013 are as follows:

March 31, 2014

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts/Notional*	Profit (Loss)	Members’ Capital	Contracts/Notional*	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	888	$1,252,483	0.89%	(530)	$(492,101)	-0.35%	$760,382	0.54%	April 2014 - July 2014
Currencies - Futures	46	1,928	0.00%	(35)	(23,925)	-0.02%	(21,997)	-0.02%	June 2014
Currencies - Forwards*	13,292,625,692	1,055,514	0.75%	(14,101,382,949)	(652,713)	-0.46%	402,801	0.29%	June 2014
Energy	584	(316,048)	-0.22%	(1)	3,379	0.00%	(312,669)	-0.22%	April 2014 - December 2014
Interest rates	2,459	367,240	0.26%	(521)	64,971	0.05%	432,211	0.31%	June 2014 - September 2016
Metals	182	(64,939)	-0.05%	(379)	(258,538)	-0.18%	(323,477)	-0.23%	May 2014 - July 2014
Stock indices	1,534	1,188,186	0.84%	(418)	(266,327)	-0.19%	921,859	0.65%	April 2014 - June 2014

Total		$3,484,364	2.47%		$(1,625,254)	-1.15%	$1,859,110	1.32%

December 31, 2013

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts/Notional*	Profit (Loss)	Members’ Capital	Contracts/Notional*	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	614	$(278,619)	-0.17%	(1,599)	$1,463,093	0.87%	$1,184,474	0.70%	January 2014 - April 2014
Currencies - Futures	46	17,340	0.01%	(41)	30,336	0.02%	47,676	0.03%	March 2014
Currencies - Forwards*	11,227,496,417	349,522	0.21%	(10,788,044,279)	504,714	0.30%	854,236	0.51%	January 2014 - March 2014
Energy	621	(242,123)	-0.14%	(3)	14,452	0.01%	(227,671)	-0.13%	January 2014 - December 2014
Interest rates	3,432	(704,833)	-0.42%	(3,172)	2,147,690	1.28%	1,442,857	0.86%	March 2014 - June 2016
Metals	528	326,364	0.20%	(603)	(304,309)	-0.18%	22,055	0.02%	February 2014 - April 2014
Stock indices	1,589	3,903,721	2.33%	(224)	(23,745)	-0.01%	3,879,976	2.32%	January 2014 - March 2014

Total		$3,371,372	2.02%		$3,832,231	2.29%	$7,203,603	4.31%

*Currencies — Forwards are stated in notional amounts. Note that the amounts presented for Currency — Forwards are presented as a mixture of underlying currencies in which the Fund trades.

No individual contract’s unrealized profit or loss comprised greater than 5% of Members’ Capital as of March 31, 2014 and December 31, 2013. With respect to each commodity industry sector listed in the above chart, the net unrealized profit (loss) on open positions is the sum of the unrealized profits (loss) of long positions and short positions of the open contracts, netting unrealized losses against unrealized profits as applicable.  Net unrealized profit and loss provides an approximate measure of the exposure of the Fund to the various sectors as of the date listed, although such exposure can change at any time.

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

The following is a description of the valuation methodologies used for investments, as well as the general classification of such investments pursuant to the valuation hierarchy.

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

Where the Fund believes that quoted market prices are not available or that the market is not active, fair values are estimated by using quoted prices of investments with similar characteristics, pricing models or matrix pricing and these are generally classified as Level II investments. The Fund determined that Level II investments would include its forwards and certain futures contracts.

The Fund’s net unrealized profit (loss) on open forwards and futures contracts, by the above fair value hierarchy levels, as of

March 31, 2014 and December 31, 2013 are as follows:

Net unrealized profit (loss) on open contracts	Total	Level I	Level II	Level III

Futures
Long	$2,428,850	$2,443,244	$(14,394)	$—
Short	(972,541)	(809,518)	(163,023)	—
	$1,456,309	$1,633,726	$(177,417)	$—

Forwards
Long	$1,055,514	$—	$1,055,514	$—
Short	(652,713)	—	(652,713)	—
	$402,801	$—	$402,801	$—

March 31, 2014	$1,859,110	$1,633,726	$225,384	$—

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Futures
Long	$3,021,850	$2,701,133	$320,717	$—
Short	3,327,517	3,920,111	(592,594)	—
	$6,349,367	$6,621,244	$(271,877)	$—

Forwards
Long	$349,522	$—	$349,522	$—
Short	504,714	—	504,714	—
	$854,236	$—	$854,236	$—

December 31, 2013	$7,203,603	$6,621,244	$582,359	$—

The Fund’s volume of trading forwards and futures as of the three month period ended March 31, 2014 and year ended December 31, 2013 are representative of the activity throughout these periods. There were no transfers to or from any level during the three month period ended March 31, 2014 or the year ended December 31, 2013.

The Fund engages in the speculative trading of futures, options on futures and forward contracts on a wide range of commodities. Such contracts meet the definition of a derivative as noted in the ASC guidance for accounting for derivative and hedging activities. The fair value amounts of, and the net profits and losses on, derivative instruments is disclosed in the Statements of Financial Condition and Statements of Operations, respectively. There are no credit related contingent features embedded in these derivative contracts. The total notional, contract amount, or number of contracts and fair values of derivative instruments by contract type/commodity sector are disclosed in Note 2.

The Fund presents its futures and forwards contract amounts gross on the Statements of Financial Condition. The Fund maintains margin deposits and cash collateral with its futures and forwards brokers, respectively, based on the greater of exchange margin or amounts determined by the respective broker. At March 31, 2014 and December 31, 2013, the initial margin deposits (cash) are used to satisfy the margin requirements to establish the futures or forward contracts and are presented on the Statements of Financial Condition in Cash in the Equity in commodity trading accounts. The variation margin on open contracts is presented on the Statements of Financial Condition in unrealized gain or loss on futures or forwards contracts, respectively.

The following table indicates the trading profits and losses, before brokerage commissions, by type/commodity industry sector, on derivative instruments for each of the three month periods ended March 31, 2014 and 2013:

	For the three months ended	For the three months ended
	March 31, 2014	March 31, 2013
Commodity Industry	profit (loss)	profit (loss)
Sector	from trading, net	from trading, net

Agriculture	$211,670	$2,251,330
Currencies	319,535	775,413
Energy	(1,421,430)	(3,366,368)
Interest rates	(2,709,222)	(3,866,525)
Metals	(2,576,551)	(747,735)
Stock indices	(2,142,575)	11,737,221

Total	$(8,318,573)	$6,783,336

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

4.              MARKET AND CREDIT RISKS

The nature of this Fund has certain risks, which cannot all be presented in the financial statements.  The following summarizes some of those risks.

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

MLAI has procedures in place intended to control market risk exposure, although there can be no assurance that it will, in fact, succeed in doing so.  These procedures focus primarily on monitoring the trading of Aspect, calculating the Net Asset Value of the Fund as of the close of business on each day and reviewing outstanding positions for over-concentrations.  While MLAI does not intervene in the markets to hedge or diversify the Fund’s market exposure, MLAI may urge Aspect to reallocate positions in an attempt to avoid over-concentrations.  However, such interventions are expected to be unusual.  It is expected that MLAI’s basic risk control procedures will consist of the ongoing process of Trading Advisor monitoring, with the market risk controls being applied by Aspect.

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

The credit risk associated with these instruments from counterparty nonperformance is the net unrealized profit (loss) on open contracts, if any, included in the Statements of Financial Condition.  MLAI, as sponsor of the Fund, has a general policy of maintaining clearing and prime brokerage arrangements with BAC affiliates, such as MLPF&S and MLI, although MLAI may engage non-BAC affiliated service providers as clearing brokers or prime brokers for the Fund.

The Fund, in its normal course of business, enters into various contracts, with MLPF&S acting as its futures clearing broker.

Indemnifications

In the normal course of business, the Fund has entered, or may in the future enter into agreements that obligate the Fund to indemnify certain parties, including BAC affiliates. No claims have actually been made with respect to such indemnities and any quantification would involve hypothetical claims that have not been made. Based on the Fund’s experience, MLAI expects the risk of loss to be remote and, therefore, no provision has been recorded.

5.              RELATED PARTY TRANSACTIONS

MLAI and the Fund entered into a transfer agency and investor services agreement with Financial Data Services, Inc. (the “Transfer Agent”), a wholly-owned subsidiary of BAC and affiliate of MLAI. The Transfer Agent provides registrar, distribution disbursing agent, transfer agent and certain other services related to the issuance, redemption, exchange and transfer of Units. The fees charged by the Transfer Agent for its services are based on the aggregate net assets of funds managed or sponsored by MLAI. The fee rate ranges from 0.016% to 0.02% per year of the aggregate net assets. During the quarter ended March 31, 2014, the rate was 0.02%. The fee is payable monthly in arrears. MLAI allocates the Transfer Agent fees to each of the managed or sponsored funds, including the Fund, on a monthly basis based on each Fund’s net assets. The Transfer Agent fee allocated to the Fund for the three  month periods ended March 31, 2014 and 2013 amounted to $8,280 and $13,541, respectively, of which $5,022 and $6,106 was payable to the Transfer Agent as of March 31, 2014 and December 31, 2013, respectively.

Brokerage Commissions, Interest and Sponsor fees as presented on the Statements of Operations are all received from or paid to related parties. Equity in commodity trading accounts, including cash and net unrealized profit/loss, as presented on the Statements of Financial Condition are held with a related party.

6.              SUBSEQUENT EVENTS

Management has evaluated the impact of subsequent events on the Fund through the date the financial statements were issued and has determined that there were no subsequent events that require adjustments to, or disclosure in, the financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

MONTH-END NET ASSET VALUE PER UNIT

MLAI believes that the Net Asset Value used to calculate subscription and redemption value and to report performance to investors is a useful performance measure for the investors of the Fund.  Therefore, the charts below referencing Net Asset Value and performance measurements are based on the Net Asset Value for financial reporting purposes.

The Fund calculates the Net Asset Value per Unit of each Class of Units as of the last calendar day of each month, the fifteenth calendar day of each month, and any other dates MLAI may determine in its discretion (each, a “Calculation Date”). The Fund’s “Net Asset Value” as of any Calculation Date generally equals the value of the Fund’s account under the management of the Trading Advisor as of that date plus any other assets held by the Fund, minus accrued Sponsor’s, management and performance fees, trading liabilities, including brokerage commissions, any offering or operating costs, amortized organizational and initial offering costs and all other liabilities of the Fund.  MLAI or its delegates are authorized to make all Net Asset Value determinations.

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS A

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.
2013	$1.4555	$1.4991	$1.5191	$1.4457	$1.4752	$1.4696
2014	$1.3211	$1.2721	$1.2714	$1.2908	$1.2608	$1.2686

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS C

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.
2013	$1.3510	$1.3908	$1.4088	$1.3402	$1.3669	$1.3612
2014	$1.2140	$1.1684	$1.1673	$1.1849	$1.1568	$1.1633

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS D

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.
2013	$1.6641	$1.7149	$1.7389	$1.6560	$1.6908	$1.6855
2014	$1.5338	$1.4779	$1.4783	$1.5027	$1.4689	$1.4773

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS I

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.
2013	$1.5002	$1.5453	$1.5662	$1.4908	$1.5214	$1.5160
2014	$1.3672	$1.3167	$1.3163	$1.3360	$1.3053	$1.3134

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DS

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.
2013	$1.6570	$1.7076	$1.7315	$1.6489	$1.6836	$1.6783
2014	$1.5266	$1.4709	$1.4710	$1.4952	$1.4613	$1.4710

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DT

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.
2013	$1.7354	$1.7888	$1.8142	$1.7281	$1.7647	$1.7596
2014	$1.6064	$1.5481	$1.5488	$1.5744	$1.5393	$1.5495

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS M

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.
2013	$0.8909	$0.9181	$0.9309	$0.8865	$0.9051	$0.9023
2014	$0.8180	$0.7870	$0.7871	$0.7998	$0.7867	$0.7906

Liquidity and Capital Resources

The Fund borrows only to a limited extent and only on a strictly short-term basis in order to finance losses on non-U.S. dollar denominated trading positions pending the conversion of the Fund’s U.S. dollar deposits.  These borrowings are at a prevailing short-term rate in the relevant currency.

Substantially all of the Fund’s assets are held in cash.  The Net Asset Value of the Fund’s cash is not affected by inflation.  However, changes in interest rates could cause periods of strong up or down price trends, during which the Fund’s profit potential might increase.  Inflation in commodity prices could also generate price movements, which the strategies might successfully follow. The Fund should be able to close out its open trading positions and liquidate its holdings relatively quickly and at market prices, except in unusual circumstances.  This typically permits the Fund to limit losses as well as reduce market exposure on short notice should its strategies indicate doing so.

Investors in the Fund generally may redeem any or all of their Units at Net Asset Value, in whole or fractional Units, effective as of (i) the 15th calendar day of each month and/or (ii) the last calendar day of each month (each a “Redemption Date”), upon providing eight business days notice prior to the 1st and 16th of the month.  MLAI, at any time in its discretion, may discontinue allowing redemptions as of the 15th calendar day of each month on a going forward basis.  Investors will remain exposed to fluctuations in Net Asset Value during the period between submission of their redemption request and the applicable Redemption Date.

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

For the three month period ended March 31, 2014, Fund capital decreased 15.60% from $167,217,495 to $141,128,889. This decrease was attributable to the net loss from operations of $10,013,643 coupled with the redemption of 17,013,083 Redeemable Units resulting in an outflow of $20,685,329.  The cash outflow was offset with cash inflow of $4,610,366 due to subscriptions of 5,107,604 Units. Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent months.

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

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  For more information on the Fund’s treatment of fair value, see Financial Statement Note 3, Fair Value of Investments.

Futures Contracts

The Fund trades exchange listed futures contracts. A listed futures contract is a firm commitment to buy or sell a standardized quantity of an underlying asset over a specified duration. The Fund buys and sells contracts based on indices of financial assets such as stocks, domestic and global stock indices, as well as contracts on various physical commodities. Prices paid or received on these contracts are determined by the ask or bid provided by the exchanges on which they are traded. Contracts may be settled in physical form or cash settled depending upon the contract. Upon the execution of a trade, margin requirements determine the amount of cash that must be on deposit to secure the transaction. These amounts are considered restricted cash on the Fund’s Statements of Financial Condition. Contracts are priced daily by the Fund and the profit or loss based on the daily mark to market are recorded as unrealized profits. When the contract is closed, the Fund records a realized profit or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Because transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded, credit exposure is limited. Realized profits (losses), net and changes in unrealized profits (losses), net on futures contracts are included in the Statements of Operations. The Fund also trades futures contracts on the London Metals Exchange (LME). The valuation pricing for LME contracts is based on action of a committee that incorporates prices from the most liquid trading sessions of the day and can also rely on other inputs such as supply and demand factors and bids and asks from open outcry sessions.

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

Interest Rates and Income

The Fund currently earns interest based on the prevailing federal funds rate plus a spread for short cash positions and minus a spread for long cash positions. The current short term interest rates have remained extremely low when compared with historical rates and thus has contributed negligible amounts to overall Fund performance.

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

Reform Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act amended the definition of “eligible contract participant,” and the Fund expects to meet the amended definition so long as its total assets exceed $10 million.  If the Fund does not meet the definition of “eligible contract participant,” it could lead to the Fund bearing higher upfront and mark-to-market margin, less favorable trade pricing, and the possible imposition of new or increased fees.  “Retail forex” markets could also be significantly less liquid than the interbank market.  Moreover, the creditworthiness of the counterparties with whom the Fund may be required to trade could be significantly weaker than the creditworthiness of MLI and the currency forward counterparties with which the Fund would otherwise engage for its currency forward transactions.

Results of Operations

January 1, 2014 to March 31, 2014

January 1, 2014 to March 31, 2014

The Fund experienced a net trading loss of $8,318,573 before brokerage commissions and related fees in the first quarter of 2014. The Fund’s profits were primarily attributable to the currency and the agriculture sectors posting profits. The energy, stock indices, metals and interest rates sectors posted losses.

The currency sector posted profits to the Fund. Losses were posted to the Fund at the beginning of the first  quarter. Emerging market currencies experienced sharp moves, and the Fund  profited from some of its short positions.  However, the currencies sector was dragged into negative territory as the Japanese yen reversed its trend, buoyed by safe-haven buying. Profits were posted to the Fund in the middle of the quarter. The U.S. dollar weakened and this led to gains from the Fund’s net short dollar exposures particularly against the New Zealand dollar, British pound and Swiss franc. Profits were posted to the Fund at the end of the quarter as the interest rate hike by the Reserve Bank of New Zealand and a large increase in the country’s trade surplus boosted the New Zealand dollar.

The agriculture sector posted profits to the Fund. Profits were posted to the Fund at the beginning of the first quarter as agricultural markets performed well as bearish trends continued in wheat and sugar. Losses were posted to the Fund in the middle of the quarter. Coffee, sugar and the soy complex rallied as drought affected Brazil, the world’s biggest exporter of these crops. The Fund made gains from long exposures to the soy contracts but incurred losses from short exposures to wheat.  Losses were posted to the Fund at the end of the quarter. In agricultural markets, the best performers were lean hogs, where a virus outbreak drove prices higher, and soy markets which also rose on concerns about tighter supplies in the U.S. However, losses came from short positions in wheat amid concerns that the Ukrainian situation will threaten supplies.

The energy sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the first quarter. Oil prices fell early in January on speculation that supplies from Libya would recover, but the Trading Program’s long natural gas exposure profited from cold weather and the resulting draws on stockpiles. Profits were posted to the Fund in the middle of the quarter due to the Fund’s long exposures to energies. Losses were posted to the Fund at the end of the quarter as long positions in oil markets suffered as prices fell on expectations that supply from Iraq will more than offset any potential disruptions from Libya and Ukraine. Natural gas prices also declined following milder weather forecasts in the U.S.

The stock indices sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the first quarter. The Fund’s losses were from predominantly long equities exposure which overwhelmed the small profits from the sector’s few short positions.  In January, poor payrolls data in the United States exacerbated concerns about the economic recovery. Also, weak Chinese PMI data and Argentina’s rapid Peso devaluation triggered an emerging markets sell-off which became a global equity market retracement. Profits were posted to the Fund in the middle of the quarter due to the Fund’s net long exposure to stock indices. Losses were posted to the Fund at the end of the quarter. The tension in Ukraine also drove risk aversion in financial markets, and this initially combined with weak economic data from China to depress stock markets. However, as concerns about Ukraine later eased and rumors emerged of a Chinese stimulus package, stock markets partially recovered and the sector finished March close to flat.

The metals sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the first quarter. The emerging markets concerns weighed on industrial metals prices, hurting the Fund’s long positions in all markets except aluminum. Losses were posted to the Fund in the middle of the quarter due to the Trading Program’s short exposures to precious metals. Losses were posted to the Fund at the end of the quarter as the Fund’s long zinc positions struggled amid concerns about industrial activity in China.

The interest rate sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the first quarter. Performance in fixed income markets was a function of the Fund’s mixed positioning.  Generally falling yields meant profits from long positions in Japanese and Euro zone bonds, but losses from the predominantly short positions elsewhere, most notably in UK Gilts following low inflation figures and in Canada following dovish comments from the Bank of Canada. Profits were posted to the Fund in the middle of the quarter. The Fund also made gains in fixed income as investors generally sought the safety of bonds towards the end of February. Slowing inflation numbers in the Euro zone further provided support to bond prices, particularly in Italy. Profits were posted to the Fund at the end of the quarter as the Ukrainian uncertainty drove increased demand for European bonds, benefiting the Fund’s long positions.

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

Quantifying The Fund’s Trading Value At Risk

Quantitative Forward-Looking Statements

The following quantitative disclosures regarding the Fund’s market risk exposures contain “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933

(“Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (“Securities Exchange Act”)).  All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

The Fund’s risk exposure in the various market sectors traded by the Fund is quantified below in terms of Value at Risk.  Due to the Fund’s fair value accounting, any loss in the fair value of the Fund’s open positions is directly reflected in the Fund’s earnings (realized or unrealized) and cash flow (in the case of exchange-traded contracts in which profits and losses on open positions are settled daily through variation margin).

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Fund’s open positions by market category for the fiscal period. For the three month periods ended March 31, 2014 and 2013, the Fund’s average Month-end Net Asset Value was approximately $152,087,360 and $268,598,900, respectively.

March 31, 2014

	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Agriculture	$3,869,368	2.54%	$4,222,053	$3,293,970
Currencies	1,937,798	1.27%	2,114,425	1,649,636
Energy	1,591,084	1.05%	1,736,108	1,354,480
Interest Rates	2,199,399	1.45%	2,399,870	1,872,335
Metals	1,646,082	1.08%	1,796,120	1,401,300
Stock Indices	4,691,078	3.08%	5,118,661	3,993,487

Total	$15,934,809	10.47%	$17,387,237	$13,565,208

March 31, 2013

	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Agriculture	$5,093,602	1.90%	$5,938,317	$4,502,951
Currencies	5,968,414	2.22%	6,958,206	5,276,320
Energy	2,769,276	1.03%	3,228,528	2,448,153
Interest Rates	4,840,590	1.80%	5,643,345	4,279,278
Metals	4,873,634	1.81%	5,681,870	4,308,491
Stock Indices	1,797,462	0.67%	2,095,550	1,589,030

Total	$25,342,978	9.43%	$29,545,816	$22,404,223

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

Non-Trading Risk

Foreign Currency Balances; Cash on Deposit with MLPF&S and MLI

The Fund has non-trading market risk on its foreign cash balances not needed for margin. However, these balances (as well as the market risk they represent) are typically immaterial.

The Fund also has non-trading market risk on approximately 90% of its assets which are held in cash at MLPF&S. The value of this cash is not interest rate sensitive, but there is cash flow risk in that if interest rates decline so will the cash flow generated on these monies.

Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Fund’s market risk exposures  except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Fund manages its primary market risk exposures -- constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Fund’s primary market risk exposures as well as the strategies used and to be used by MLAI and Aspect for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Fund’s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Fund. There can be no assurance that the Fund’s current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term. Investors must be prepared to lose all or substantially all of the value of their investment in the Fund.

The following were the primary trading risk exposures of the Fund as of March 31, 2014, by market sector.

Interest Rates

Interest rate movements directly affect the price of derivative sovereign bond futures positions held by the Fund and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries can materially impact the Fund’s profitability. The Fund’s primary interest rate exposure is to interest rate fluctuations in the United States and the other G-7 countries.  However, the Fund may also take futures positions in the government debt of smaller nations e.g., Australia. MLAI anticipates that G-7 interest rates will remain the primary market exposure of the Fund for the foreseeable future.

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

Agricultural Commodities

The Fund’s primary agricultural commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Grains, cocoa and livestock accounted for the majority of the Fund’s agricultural commodities exposure as of March 31, 2014.

Energy

The Fund’s primary energy market exposure is to natural gas and crude oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the primary non-trading risk exposures of the Fund as of March 31, 2014.

Foreign Currency Balances

The Fund’s primary foreign currency balances are in Japanese yen, British pounds and Euros.

U.S. Dollar Cash Balance

The Fund holds the vast majority of its U.S. dollars in cash at MLPF&S and MLI. The Fund has immaterial cash flow interest rate risk on its cash on deposit with MLPF&S in that declining interest rates would cause the income from such cash to decline.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

MLAI’s Chief Executive Officer and Chief Financial Officer, on behalf of the Fund, have evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act) with respect to the Fund as of and for the quarter which ended March 31, 2014, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Securities Exchange Act) occurred during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.                                 Legal Proceedings

None.

Item 1A.  Risk Factors

There are no material changes from risk factors as previously disclosed in the Fund’s report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on March 25, 2014.

Item 2.                                 Unregistered Sales of Equity Securities and Use of Proceeds

(a)  Units are privately offered and sold to “accredited investors” (as defined in Rule 501(a) under the Securities Act in reliance on the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 thereunder.  The selling agent of the Units was MLPF&S.

CLASS A

	Subscription
	Amount	Units	NAV (1)
1/01/2014	$—	—	$1.3517
1/16/2014	—	—	1.3211
2/01/2014	24,600	19,195	1.2721
2/16/2014	14,850	11,593	1.2714
3/01/2014	—	—	1.2908
3/16/2014	9,850	7,747	1.2608
4/01/2014	11,760	9,194	1.2686

CLASS C

	Subscription
	Amount	Units	NAV (1)
1/01/2014	$335,198	267,923	$1.2426
1/16/2014	85,000	69,524	1.2140
2/01/2014	328,000	278,627	1.1684
2/16/2014	94,000	79,918	1.1673
3/01/2014	129,000	108,022	1.1849
3/16/2014	438,000	375,547	1.1568
4/01/2014	74,000	63,086	1.1633

CLASS D

	Subscription
	Amount	Units	NAV (1)
1/01/2014	$—	—	$1.5681
1/16/2014	—	—	1.5338
2/01/2014	—	—	1.4779
2/16/2014	—	—	1.4783
3/01/2014	—	—	1.5027
3/16/2014	—	—	1.4689
4/01/2014	—	—	1.4773

CLASS I

	Subscription
	Amount	Units	NAV (1)
1/01/2014	$—	—	$1.3987
1/16/2014	—	—	1.3672
2/01/2014	—	—	1.3167
2/16/2014	—	—	1.3163
3/01/2014	—	—	1.3360
3/16/2014	—	—	1.3053
4/01/2014	—	—	1.3134

CLASS DS

	Subscription
	Amount	Units	NAV (1)
1/01/2014	$—	—	$1.5609
1/16/2014	—	—	1.5266
2/01/2014	—	—	1.4709
2/16/2014	—	—	1.4710
3/01/2014	—	—	1.4952
3/16/2014	—	—	1.4613
4/01/2014	1,717,495	1,158,278	1.4710

CLASS DT

	Subscription
	Amount	Units	NAV (1)
1/01/2014	$—	—	$1.6420
1/16/2014	—	—	1.6064
2/01/2014	—	—	1.5481
2/16/2014	—	—	1.5488
3/01/2014	—	—	1.5744
3/16/2014	—	—	1.5393
4/01/2014	—	—	1.5495

CLASS M

	Subscription
	Amount	Units	NAV (1)
1/01/2014	$33,000	39,053	$0.8365
1/16/2014	—	—	0.8180
2/01/2014	—	—	0.7870
2/16/2014	—	—	0.7871
3/01/2014	3,118,868	3,850,455	0.7998
3/16/2014	—	—	0.7867
4/01/2014	329,000	412,694	0.7906

(1) Beginning of the period Net Asset Value

Class A Units are subject to a sales commission paid to MLPF&S ranging from 1.0% to 2.5%.  Class D Units and Class I Units are subject to sales commissions paid to MLPF&S up to 2.5%.  The rate assessed to a given subscription is based upon the subscription amount.  Sales commissions are directly deducted from subscription amounts.  Class C Units, Class DS Units, Class DT Units and Class M Units are not subject to any sales commissions.

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

Item 6.                                 Exhibits

The following exhibits are filed herewith to this Quarterly Report on Form 10-Q:

31.01 and

31.02              Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01

and 31.02:    Are filed herewith.

32.01 and

32.02              Section 1350 Certifications

Exhibit 32.01

and 32.02      Are filed herewith.

Exhibit 101   Are filed herewith.

The following materials from the Fund’s quarterly Report on Form 10-Q for the three month period ended March 31, 2014 formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Financial Condition (ii) Statements of Operations (iii) Statements of Changes in Members’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text. (1)

(1)  These interactive data files shall not be deemed filed for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASPECT FUTURESACCESS LLC

	By:	MERRILL LYNCH ALTERNATIVE INVESTMENTS LLC
(Manager)

Date: May 15, 2014	By:	/s/ KEITH GLENFIELD
Keith Glenfield
Chief Executive Officer and President
(Principal Executive Officer)

Date: May 15, 2014	By:	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial Officer)