Form 10-Q
period 2014-06-30
Aspect FuturesAccess LLC
filed 2014-08-14
CIK 1309132

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of June 30, 2014, 99,602,207 units of limited liability company interest were outstanding.

ASPECT FUTURESACCESS LLC

QUARTERLY REPORT FOR JUNE 30, 2014 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

ASPECT FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	June 30,	December 31,
	2014	2013
ASSETS:
Equity in commodity trading accounts:
Cash (including restricted cash of $12,077,386 for 2014 and $19,838,945 for 2013)	$129,562,250	$170,957,522
Unrealized profit on open futures contracts	3,121,708	6,577,251
Unrealized profit on open forwards contracts	2,255,298	854,236
Cash	431,663	491,639
Other assets	3,911	317

TOTAL ASSETS	$135,374,830	$178,880,965

LIABILITIES AND MEMBERS’ CAPITAL:
LIABILITIES:

Brokerage commissions payable	$14,916	$17,157
Sponsor and Advisory fees payable	381,625	510,075
Redemptions payable	1,850,621	9,336,743
Unrealized loss on open futures contracts	295,749	227,884
Unrealized loss on open forwards contracts	1,872,493	—
Other liabilities	1,558,664	1,571,611

Total liabilities	5,974,068	11,663,470

MEMBERS’ CAPITAL:
Members’ Interest (99,602,207 Units and 125,668,741 Units)	129,400,762	167,217,495
Total members’ capital	129,400,762	167,217,495

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$135,374,830	$178,880,965

NET ASSET VALUE PER UNIT:
(Based on 99,602,207 and 125,668,741 Units outstanding; unlimited Units authorized)

Class A	$1.3311	$1.3517
Class C	$1.2175	$1.2426
Class D	$1.5556	$1.5681
Class I	$1.3800	$1.3987
Class DS	$1.5486	$1.5609
Class DT	$1.6335	$1.6420
Class M	$0.8327	$0.8365

See notes to financial statements.

ASPECT FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013
TRADING PROFIT (LOSS):

Realized, net	$6,872,112	$(10,467,301)	$3,898,032	$(3,891,752)
Change in unrealized, net	1,349,654	5,475,281	(3,994,839)	5,683,068
Brokerage commissions	(118,280)	(242,564)	(282,584)	(458,370)

Total trading profit (loss), net	8,103,486	(5,234,584)	(379,391)	1,332,946

INVESTMENT INCOME (EXPENSE):
Interest, net	1,670	(6,206)	(775)	(5,641)

EXPENSES:
Management fee	681,105	1,231,573	1,436,506	2,561,320
Sponsor fee	509,902	932,986	1,095,872	1,924,779
Other	169,311	199,172	356,261	453,676
Total expenses	1,360,318	2,363,731	2,888,639	4,939,775

NET INVESTMENT INCOME (LOSS)	(1,358,648)	(2,369,937)	(2,889,414)	(4,945,416)

NET INCOME (LOSS)	$6,744,838	$(7,604,521)	$(3,268,805)	$(3,612,470)

NET INCOME (LOSS) PER UNIT:

Weighted average number of Units outstanding
Class A	14,887,192	21,504,935	16,131,293	21,464,543
Class C	56,639,471	93,898,084	61,190,206	96,169,654
Class D	2,482,366	4,523,603	2,482,365	5,043,016
Class I	2,794,865	6,401,787	3,327,492	6,698,301
Class DS	16,857,888	28,063,181	17,595,277	29,548,952
Class DT	7,724,053	12,222,428	8,080,517	12,786,985
Class M	6,993,574	9,771,978	6,149,306	9,874,418

Net income (loss) per weighted average Unit
Class A	$0.0635	$(0.0467)	$(0.0316)	$(0.0267)
Class C	$0.0552	$(0.0442)	$(0.0353)	$(0.0268)
Class D	$0.0783	$(0.0321)	$(0.0125)	$0.0032
Class I	$0.0739	$(0.0449)	$(0.0366)	$(0.0183)
Class DS	$0.0782	$(0.0447)	$(0.0202)	$(0.0065)
Class DT	$0.0855	$(0.0442)	$(0.0144)	$(0.0069)
Class M	$0.0423	$(0.0226)	$0.0040	$(0.0072)

See notes to financial statements.

ASPECT FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(unaudited) (in Units)

	Members’ Capital December 31, 2012	Subscriptions	Redemptions	Members’ Capital June 30, 2013	Members’ Capital December 31, 2013	Subscriptions	Redemptions	Members’ Capital June 30, 2014
Class A	21,463,611	1,981,003	(1,777,679)	21,666,935	18,353,686	81,393	(4,533,671)	13,901,408
Class C	99,953,893	4,414,010	(12,463,308)	91,904,595	68,708,959	1,683,420	(17,705,358)	52,687,021
Class D	5,562,428	—	(1,246,590)	4,315,838	2,482,365	—	—	2,482,365
Class I	7,154,253	345,942	(1,475,115)	6,025,080	4,156,462	—	(2,887,355)	1,269,107
Class DS	32,959,715	484,705	(7,477,963)	25,966,457	18,932,203	1,216,614	(4,776,046)	15,372,771
Class DT	13,709,450	—	(2,587,629)	11,121,821	8,531,693	—	(1,333,742)	7,197,951
Class M	9,721,721	1,399,960	(834,174)	10,287,507	4,503,373	4,373,334	(2,185,123)	6,691,584

Total Members’ Units	190,525,071	8,625,620	(27,862,458)	171,288,233	125,668,741	7,354,761	(33,421,295)	99,602,207

See notes to financial statements.

ASPECT FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(unaudited)

	Members’ Capital December 31, 2012	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital June 30, 2013	Members’ Capital December 31, 2013	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital June 30, 2014
Class A	$31,117,660	$2,936,191	$(2,633,209)	$(573,951)	$30,846,691	$24,808,334	$105,510	$(5,900,440)	$(509,821)	$18,503,583
Class C	134,557,684	5,998,652	(17,088,148)	(2,581,314)	120,886,874	85,375,459	2,005,327	(21,074,580)	(2,158,979)	64,147,227
Class D	9,214,011	—	(2,156,850)	16,060	7,073,221	3,892,586	—	—	(31,111)	3,861,475
Class I	10,688,469	533,096	(2,241,746)	(122,739)	8,857,080	5,813,517	—	(3,940,434)	(121,669)	1,751,414
Class DS	54,364,101	808,112	(12,605,954)	(191,706)	42,374,553	29,551,548	1,807,262	(7,196,365)	(355,583)	23,806,862
Class DT	23,677,968	—	(4,537,446)	(88,084)	19,052,438	14,009,030	—	(2,135,185)	(116,052)	11,757,793
Class M	8,621,100	1,238,908	(763,235)	(70,736)	9,026,037	3,767,021	3,538,534	(1,757,557)	24,410	5,572,408

Total Members’ Interest	$272,240,993	$11,514,959	$(42,026,588)	$(3,612,470)	$238,116,894	$167,217,495	$7,456,633	$(42,004,561)	$(3,268,805)	$129,400,762

See notes to financial statements.

ASPECT FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED JUNE 30, 2014 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class DS	Class DT	Class M

Per Unit Operating Performance:
Net asset value, beginning of period	$1.2686	$1.1633	$1.4773	$1.3134	$1.4710	$1.5495	$0.7906

Net realized and net change in unrealized trading profit (loss)	0.0781	0.0715	0.0910	0.0809	0.0907	0.0956	0.0487
Brokerage commissions	(0.0011)	(0.0010)	(0.0013)	(0.0012)	(0.0013)	(0.0014)	(0.0007)
Interest income, net (c)	0.0000	0.0000	0.0000	0.0000	0.0000	0.0000	0.0000
Expenses	(0.0145)	(0.0163)	(0.0114)	(0.0131)	(0.0118)	(0.0102)	(0.0059)

Net asset value, end of period	$1.3311	$1.2175	$1.5556	$1.3800	$1.5486	$1.6335	$0.8327

Total Return: (a) (d)

Total return before Performance fees	4.93%	4.66%	5.30%	5.07%	5.28%	5.42%	5.33%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Total return after Performance fees	4.93%	4.66%	5.30%	5.07%	5.28%	5.42%	5.33%

Ratios to Average Member’s Capital: (d)

Expenses (excluding Performance fees) (b)	1.00%	1.25%	0.63%	0.90%	0.63%	0.50%	0.63%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Expenses (including Performance fees)	1.00%	1.25%	0.63%	0.90%	0.63%	0.50%	0.63%

Net investment income (loss)	-1.00%	-1.25%	-0.62%	-0.90%	-0.62%	-0.50%	-0.62%

(a) The total return is based on compounded monthly returns and is calculated for each class taken as a whole. An individual member’s return may vary from these returns based on timing of capital transactions.

(b) The expense ratios do not include brokerage commissions.

(c) Interest income, net is less than $0.0001 per Unit.

(d) The ratios are not annualized.

See notes to financial statements.

ASPECT FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class DS	Class DT	Class M

Per Unit Operating Performance:
Net asset value, beginning of period	$1.3517	$1.2426	$1.5681	$1.3987	$1.5609	$1.6420	$0.8365

Net realized and net change in unrealized trading profit (loss)	0.0106	0.0095	0.0127	0.0110	0.0127	0.0135	0.0068
Brokerage commissions	(0.0025)	(0.0023)	(0.0029)	(0.0026)	(0.0029)	(0.0031)	(0.0016)
Interest income, net (c)	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)
Expenses	(0.0287)	(0.0323)	(0.0223)	(0.0271)	(0.0221)	(0.0189)	(0.0090)

Net asset value, end of period	$1.3311	$1.2175	$1.5556	$1.3800	$1.5486	$1.6335	$0.8327

Total Return: (a) (d)

Total return before Performance fees	-1.52%	-2.02%	-0.80%	-1.34%	-0.79%	-0.52%	-0.45%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Total return after Performance fees	-1.52%	-2.02%	-0.80%	-1.34%	-0.79%	-0.52%	-0.45%

Ratios to Average Member’s Capital: (d)

Expenses (excluding Performance fees) (b)	2.00%	2.50%	1.25%	1.80%	1.25%	1.00%	1.25%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Expenses (including Performance fees)	2.00%	2.50%	1.25%	1.80%	1.25%	1.00%	1.25%

Net investment income (loss)	-1.99%	-2.50%	-1.24%	-1.79%	-1.24%	-0.99%	-1.24%

(a) The total return is based on compounded monthly returns and is calculated for each class taken as a whole. An individual member’s return may vary from these returns based on timing of capital transactions.

(b) The expense ratios do not include brokerage commissions.

(c) Interest income, net is less than $0.0001 per Unit.

(d) The ratios are not annualized.

See notes to financial statements.

ASPECT FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED JUNE 30, 2013 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class DS	Class DT	Class M

Per Unit Operating Performance:
Net asset value, beginning of period	$1.4696	$1.3612	$1.6855	$1.5160	$1.6783	$1.7596	$0.9023

Net realized and net change in unrealized trading profit (loss)	(0.0307)	(0.0283)	(0.0353)	(0.0316)	(0.0351)	(0.0368)	(0.0189)
Brokerage commissions	(0.0014)	(0.0013)	(0.0016)	(0.0014)	(0.0016)	(0.0017)	(0.0009)
Interest income, net (c)	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)
Expenses	(0.0138)	(0.0162)	(0.0097)	(0.0130)	(0.0097)	(0.0080)	(0.0051)

Net asset value, end of period	$1.4237	$1.3154	$1.6389	$1.4700	$1.6319	$1.7131	$0.8774

Total Return: (a) (d)

Total return before Performance fees	-3.13%	-3.37%	-2.76%	-3.03%	-2.76%	-2.64%	-2.76%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Total return after Performance fees	-3.13%	-3.37%	-2.76%	-3.03%	-2.76%	-2.64%	-2.76%

Ratios to Average Member’s Capital: (d)

Expenses (excluding Performance fees) (b)	0.95%	1.20%	0.58%	0.85%	0.58%	0.45%	0.58%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Expenses (including Performance fees)	0.95%	1.20%	0.58%	0.85%	0.58%	0.45%	0.58%

Net investment income (loss)	-0.95%	-1.20%	-0.58%	-0.85%	-0.58%	-0.46%	-0.58%

(a) The total return is based on compounded monthly returns and is calculated for each class taken as a whole. An individual member’s return may vary from these returns based on timing of capital transactions.

(b) The expense ratios do not include brokerage commissions.

(c) Interest income, net is less than $0.0001 per Unit.

(d) The ratios are not annualized.

See notes to financial statements.

ASPECT FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE SIX MONTHS ENDED JUNE 30, 2013 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class DS	Class DT	Class M

Per Unit Operating Performance:
Net asset value, beginning of period	$1.4498	$1.3462	$1.6565	$1.4940	$1.6494	$1.7271	$0.8868

Net realized and net change in unrealized trading profit (loss)	0.0047	0.0045	0.0051	0.0048	0.0051	0.0053	0.0027
Brokerage commissions	(0.0026)	(0.0024)	(0.0030)	(0.0027)	(0.0029)	(0.0031)	(0.0016)
Interest income, net (c)	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)
Expenses	(0.0282)	(0.0329)	(0.0197)	(0.0261)	(0.0197)	(0.0162)	(0.0105)

Net asset value, end of period	$1.4237	$1.3154	$1.6389	$1.4700	$1.6319	$1.7131	$0.8774

Total Return: (a) (d)

Total return before Performance fees	-1.80%	-2.29%	-1.06%	-1.60%	-1.06%	-0.81%	-1.06%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Total return after Performance fees	-1.80%	-2.29%	-1.06%	-1.60%	-1.06%	-0.81%	-1.06%

Ratios to Average Member’s Capital: (d)

Expenses (excluding Performance fees) (b)	1.92%	2.42%	1.17%	1.72%	1.17%	0.92%	1.17%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Expenses (including Performance fees)	1.92%	2.42%	1.17%	1.72%	1.17%	0.92%	1.17%

Net investment income (loss)	-1.93%	-2.43%	-1.18%	-1.73%	-1.18%	-0.92%	-1.18%

(a) The total return is based on compounded monthly returns and is calculated for each class taken as a whole. An individual member’s return may vary from these returns based on timing of capital transactions.

(b) The expense ratios do not include brokerage commissions.

(c) Interest income, net is less than $0.0001 per Unit.

(d) The ratios are not annualized.

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

Merrill Lynch Alternative Investments LLC (“MLAI”, the “Sponsor” or the “Managing Member”) is the sponsor and manager of the Fund. MLAI is an indirect wholly-owned subsidiary of Bank of America Corporation. Bank of America Corporation and its affiliates are referred to herein as “BAC”. Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”) is currently the exclusive clearing broker for the Fund.  The Sponsor may select other parties as clearing broker(s). Merrill Lynch International (“MLI”) is the primary foreign exchange (“F/X”) forward prime broker for the Fund. The Sponsor may select other parties as F/X or other over-the-counter (“OTC”) prime brokers. MLPF&S and MLI are BAC affiliates.

FuturesAccess is a group of managed futures funds sponsored by MLAI (“FuturesAccess Funds”).  FuturesAccess is exclusively available to investors that have investment accounts with Merrill Lynch Wealth Management, U.S. Trust and other divisions or affiliates of BAC.  FuturesAccess Funds currently are composed of direct-trading funds advised by a single trading advisor or funds of funds for which MLAI acts as the advisor and allocates capital among multiple trading advisors.  Although redemption terms vary among FuturesAccess Funds, generally the same minimum investment amounts, fees and other operational criteria apply across all FuturesAccess Funds.  Each trading advisor participating in FuturesAccess employs different technical, fundamental, systematic and/or discretionary trading strategies.

Interests in the Fund are not insured or otherwise protected by the Federal Deposit Insurance Corporation or any other government authority.  Interests are not deposits or other obligations of, and are not guaranteed by, BAC or by any bank.  Interests are subject to investment risks, including the possible loss of the full amount invested.

In the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of the Fund as of June 30, 2014 and December 31, 2013 and the results of its operations for the three and six month periods ended June 30, 2014 and 2013.  However, the operating results for the interim periods may not be indicative of the results for the full year.

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

Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates and such differences could be material. Certain prior year information has been reclassed to conform to current year presentation.

2.              CONDENSED SCHEDULES OF INVESTMENTS

The Fund’s investments, defined as unrealized profit (loss) on open contracts on the Statements of Financial Condition, as of June 30, 2014 and December 31, 2013 are as follows:

June 30, 2014

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts/Notional*	Profit (Loss)	Members’ Capital	Contracts/Notional*	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	536	$176,516	0.14%	(647)	$480,900	0.37%	$657,416	0.51%	July 2014 - December 2014
Currencies - Futures	58	69,826	0.05%	(7)	(12,053)	-0.01%	57,773	0.04%	September 2014
Currencies - Forwards*	210,148,286	1,473,915	1.14%	(149,802,950)	(1,091,110)	-0.84%	382,805	0.30%	September 2014
Energy	419	(217,818)	-0.17%	(2)	(7,078)	-0.01%	(224,896)	-0.18%	July 2014 - December 2014
Interest rates	4,246	2,010,195	1.55%	(360)	4,952	0.00%	2,015,147	1.55%	September 2014 - December 2016
Metals	252	220,045	0.17%	(110)	(198,417)	-0.15%	21,628	0.02%	August 2014 - October 2014
Stock indices	1,174	289,150	0.22%	(214)	9,741	0.01%	298,891	0.23%	July 2014 - September 2014

Total		$4,021,829	3.10%		$(813,065)	-0.63%	$3,208,764	2.47%

December 31, 2013

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts/Notional*	Profit (Loss)	Members’ Capital	Contracts/Notional*	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	614	$(278,619)	-0.17%	(1,599)	$1,463,093	0.87%	$1,184,474	0.70%	January 2014 - April 2014
Currencies - Futures	46	17,340	0.01%	(41)	30,336	0.02%	47,676	0.03%	March 2014
Currencies - Forwards*	251,399,842	349,522	0.21%	(284,534,375)	504,714	0.30%	854,236	0.51%	January 2014 - March 2014
Energy	621	(242,123)	-0.14%	(3)	14,452	0.01%	(227,671)	-0.13%	January 2014 - December 2014
Interest rates	3,432	(704,833)	-0.42%	(3,172)	2,147,690	1.28%	1,442,857	0.86%	March 2014 - June 2016
Metals	528	326,364	0.20%	(603)	(304,309)	-0.18%	22,055	0.02%	February 2014 - April 2014
Stock indices	1,589	3,903,721	2.33%	(224)	(23,745)	-0.01%	3,879,976	2.32%	January 2014 - March 2014

Total		$3,371,372	2.02%		$3,832,231	2.29%	$7,203,603	4.31%

*Currencies — Forwards present notional amounts as converted to USD.

No individual contract’s unrealized profit or loss comprised greater than 5% of Members’ Capital as of June 30, 2014 and December 31, 2013. With respect to each commodity industry sector listed in the above chart, the net unrealized profit (loss) on open positions is the sum of the unrealized profits (loss) of long positions and short positions of the open contracts.  Net unrealized profit and loss provides an approximate measure of the exposure of the Fund to the various sectors as of the date listed, although such exposure can change at any time.

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

Exchange traded investments are fair valued by the Fund by using the reported closing price on the primary exchange where such investments are traded.  These closing prices are observed through the clearing broker and third party pricing services. For non-exchange traded investments, quoted values and other data provided by nationally recognized independent pricing sources are used as inputs into the process for determining fair values.

The Fund has determined that Level I investments would include its futures and options contracts where it believes that quoted prices are available in an active market.

Where the Fund believes that quoted market prices are not available or that the market is not active, fair values are estimated by using observable prices of investments with similar characteristics and these are generally classified as Level II investments. The Fund determined that Level II investments would include its forwards and certain futures contracts.

The Fund’s unrealized profit (loss) on open forwards and futures contracts, by the above fair value hierarchy levels, as of June 30, 2014 and December 31, 2013 are as follows:

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Assets
Futures	$3,121,708	$3,121,708	$—	$—
Forwards	2,255,298	—	2,255,298	—
	$5,377,006	$3,121,708	$2,255,298	$—

Liabilities
Futures	$295,749	$325,647	$(29,898)	$—
Forwards	1,872,493	—	1,872,493	—
	$2,168,242	$325,647	$1,842,595	$—

June 30, 2014	$3,208,764	$2,796,061	$412,703	$—

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Assets
Futures	$6,577,251	$6,849,129	$(271,878)	$—
Forwards	854,236	—	854,236	—
	$7,431,487	$6,849,129	$582,358	$—

Liabilities
Futures	$227,884	$227,884	$—	$—
Forwards	—	—	—	—
	$227,884	$227,884	$—	$—

December 31, 2013	$7,203,603	$6,621,245	$582,358	$—

The Fund’s volume of trading forwards and futures as of the six month period ended June 30, 2014 and year ended December 31, 2013 are representative of the activity throughout these periods presented. There were no transfers to or from any level during the three or six month periods ended June 30, 2014 or the year ended December 31, 2013.

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

The Fund maintains margin deposits and cash collateral with its futures and forwards brokers, respectively, based on the greater of exchange margin or amounts determined by the respective broker. At June 30, 2014 and December 31, 2013, the initial margin deposits (cash) are used to satisfy the margin requirements to establish the futures or forward contracts and are presented on the Statements of Financial Condition in Cash in the Equity in commodity trading accounts. The variation margin on open contracts is presented on the Statements of Financial Condition in unrealized gain or loss on futures or forwards contracts, respectively.

The following table indicates the trading profits and losses, before brokerage commissions, by type/commodity industry sector, on derivative instruments for each of the three and six month periods ended June 30, 2014 and 2013:

	For the three months ended	For the six months ended
	June 30, 2014	June 30, 2014
Commodity Industry	profit (loss)	profit (loss)
Sector	from trading, net	from trading, net

Agriculture	$1,052,227	$1,263,897
Currencies	649,566	969,101
Energy	246,107	(1,175,323)
Interest rates	4,641,778	1,932,556
Metals	(597,929)	(3,174,480)
Stock indices	2,230,017	87,442

Total	$8,221,766	$(96,807)

	For the three months ended	For the six months ended
	June 30, 2013	June 30, 2013
Commodity Industry	profit (loss)	profit (loss)
Sector	from trading, net	from trading, net

Agriculture	$353,688	$2,605,018
Currencies	(6,907,788)	(6,132,375)
Energy	(7,009,869)	(10,376,237)
Interest rates	(9,902,676)	(13,769,201)
Metals	18,506,907	17,759,172
Stock indices	(32,282)	11,704,939

Total, net	$(4,992,020)	$1,791,316

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

5.              RELATED PARTY TRANSACTIONS

MLAI and the Fund entered into a transfer agency and investor services agreement with Financial Data Services, Inc. (the “Transfer Agent”), a wholly-owned subsidiary of BAC and affiliate of MLAI. The Transfer Agent provides registrar, distribution disbursing agent, transfer agent and certain other services related to the issuance, redemption, exchange and transfer of Units. The fees charged by the Transfer Agent for its services are based on the aggregate net assets of funds managed or sponsored by MLAI. The fee rate ranges from 0.016% to 0.02% per year of the aggregate net assets. During the quarter ended June 30, 2014, the rate was 0.02%. The fee is payable monthly in arrears. MLAI allocates the Transfer Agent fees to each of the managed or sponsored funds, including the Fund, on a monthly basis based on each fund’s net assets. The Transfer Agent fee allocated to the Fund for the three month periods ended June 30, 2014 and 2013 amounted to $6,895 and $12,621, respectively. The Transfer Agent fee allocated to the Fund for the six month periods ended June 30, 2014 and 2013 amounted to $15,175 and $26,162, respectively, of which $4,312 and $6,106 was payable to the Transfer Agent as of June 30, 2014 and December 31, 2013, respectively.

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

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS A

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	June 15th	June
2013	$1.4555	$1.4991	$1.5191	$1.4457	$1.4752	$1.4696	$1.5077	$1.5189	$1.4797	$1.4193	$1.3646	$1.4237
2014	$1.3211	$1.2721	$1.2714	$1.2908	$1.2608	$1.2686	$1.2736	$1.2883	$1.2917	$1.3128	$1.3193	$1.3311

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS C

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	June 15th	June
2013	$1.3510	$1.3908	$1.4088	$1.3402	$1.3669	$1.3612	$1.3959	$1.4057	$1.3688	$1.3124	$1.2613	$1.3154
2014	$1.2140	$1.1684	$1.1673	$1.1849	$1.1568	$1.1633	$1.1673	$1.1804	$1.1827	$1.2015	$1.2071	$1.2175

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS D

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	June 15th	June
2013	$1.6641	$1.7149	$1.7389	$1.6560	$1.6908	$1.6855	$1.7302	$1.7442	$1.7002	$1.6318	$1.5699	$1.6389
2014	$1.5338	$1.4779	$1.4783	$1.5027	$1.4689	$1.4773	$1.4842	$1.5025	$1.5075	$1.5335	$1.5426	$1.5556

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS I

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	June 15th	June
2013	$1.5002	$1.5453	$1.5662	$1.4908	$1.5214	$1.5160	$1.5555	$1.5673	$1.5271	$1.4650	$1.4088	$1.4700
2014	$1.3672	$1.3167	$1.3163	$1.3360	$1.3053	$1.3134	$1.3189	$1.3346	$1.3377	$1.3591	$1.3508	$1.3800

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DS

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	June 15th	June
2013	$1.6570	$1.7076	$1.7315	$1.6489	$1.6836	$1.6783	$1.7229	$1.7367	$1.6929	$1.6249	$1.5632	$1.6319
2014	$1.5266	$1.4709	$1.4710	$1.4952	$1.4613	$1.4710	$1.4777	$1.4957	$1.4998	$1.5258	$1.5345	$1.5486

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DT

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	June 15th	June
2013	$1.7354	$1.7888	$1.8142	$1.7281	$1.7647	$1.7596	$1.8067	$1.8216	$1.7760	$1.7050	$1.6406	$1.7131
2014	$1.6064	$1.5481	$1.5488	$1.5744	$1.5393	$1.5495	$1.5570	$1.5762	$1.5817	$1.6091	$1.6189	$1.6335

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS M

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	June 15th	June
2013	$0.8909	$0.9181	$0.9309	$0.8865	$0.9051	$0.9023	$0.9263	$0.9337	$0.9102	$0.8736	$0.8405	$0.8774
2014	$0.8180	$0.7870	$0.7871	$0.7998	$0.7867	$0.7906	$0.7943	$0.8040	$0.8066	$0.8204	$0.8252	$0.8327

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

Investors in the Fund generally may redeem any or all of their Units at Net Asset Value, in whole or fractional Units, effective as of (i) the 15th calendar day of each month and/or (ii) the last calendar day of each month (each a “Redemption Date”), upon providing eight business days notice prior to the 1st and 16th of the month.  MLAI, at any time in its discretion, may discontinue allowing redemptions as of the 15th calendar day of each month on a going forward basis. The Net Asset Value of redeemed Units is determined as of the Redemption Date. Investors will remain exposed to fluctuations in Net Asset Value during the period between submission of their redemption request and the applicable Redemption Date.

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

For the six month period ended June 30, 2014, Fund capital decreased 22.62% from $167,217,495 to $129,400,762. This decrease was attributable to the net loss from operations of $3,268,805 coupled with the redemption of 33,421,295 Redeemable Units resulting in an outflow of $42,004,561.  The cash outflow was offset with cash inflow of $7,456,633 due to subscriptions of 7,354,761 Units. Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent months.

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

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  For more information on the Fund’s treatment of fair value, see Financial Statements Note 3, Fair Value of Investments.

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

The Fund follows the ASC guidance on accounting for uncertainty in income taxes.  This guidance provides how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements.  This guidance also requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Fund’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority.  Tax positions with respect to tax at the Fund level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. A prospective investor should be aware that, among other things, income taxes could have a material adverse effect on the periodic calculations of the net asset value of the Fund, including reducing the net asset value of the Fund to reflect reserves for income taxes, such as foreign withholding taxes, that may be payable by the Fund. This could cause benefits or detriments to certain investors, depending upon the timing of their entry and exit from the Fund. MLAI has analyzed the Fund’s tax positions and has concluded that a provision for income tax of $1,164,420, generated by trading in Spain, is required in the Fund’s financial statements. The following is the major tax jurisdiction for the Fund and the earliest tax year subject to examination: United States — 2010.

Reform Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act amended the definition of “eligible contract participant,” and the Fund expects to meet the amended definition as it applies to trading in “retail forex” transactions so long as its total assets exceed $10 million.  If the Fund does not meet the definition of “eligible contract participant” for purposes of trading in “retail forex” transactions, it could lead to the Fund being unable to trade such transactions in the interbank market and bearing higher upfront and mark-to-market margin, less favorable trade pricing, and the possible imposition of new or increased fees.  “Retail forex” markets available to parties that do not meet the definition of “eligible contract participant” could also be significantly less liquid than the interbank market.  Moreover, the creditworthiness of the counterparties with whom the Fund may be required to trade in such circumstances could be significantly weaker than the creditworthiness of MLI and the currency forward counterparties with which the Fund would otherwise engage for its currency forward transactions.

Results of Operations

January 1, 2014 to June 30, 2014

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

April 1, 2014 to June 30, 2014

The Fund experienced a net trading profit of $8,221,766 before brokerage commissions and related fees in the second quarter of 2014. The Fund’s profits were primarily attributable to the interest rates, stock indices, agriculture, currency and energy sectors posting profits. The metals sector posted losses.

The interest rate sector posted profits to the Fund. Profits were posted to the Fund at the beginning of the second quarter due to long exposures in European, North American and Japanese bonds, which dominated the gains. Profits were posted to the Fund in the middle of the quarter due to long positions in European bonds and other regions. Profits were posted to the Fund at the end of the quarter in connection with the European Central Bank’s decision to set deposit rates to negative, in an effort to boost lending in the region. This allowed the European bonds and global equities to rally.

The stock indices sector posted profits to the Fund. Profits were posted to the Fund at the beginning of the second quarter. Profits were posted to the Fund in the middle of the quarter. Towards the end of May, stock indices rallied as positive economic data in the United States helped improve investor sentiment and market uncertainty declined, helping the Fund’s predominantly long positions. Profits were posted to the Fund at the end of the quarter due to the Fund’s exposure in equity markets which were further boosted by favorable U.S. labor, housing and inflation data.

The agriculture sector posted profits to the Fund. Profits were posted to the Fund at the beginning of the second quarter. In April, the soy complex continued to make gains as the effects of poor North American and South American harvests drove prices higher. Profits were posted to the Fund in the middle of the quarter. In May, performance in agricultural markets was mixed as shorts in wheat and soybean oil profited, but cotton and lean hogs prices saw pullbacks. Profits were posted to the Fund at the end of the quarter due to gains from the Fund’s shorts in wheat amid easing concerns over global supplies. The Fund’s long exposure to live cattle also made gains as tight supplies in that market drove prices higher.

The currency sector posted profits to the Fund. Profits were posted to the Fund at the beginning of the second quarter due to the long Sterling position. Despite the Fund also making gains from capturing strengthening emerging market currencies such as the Korean won and Brazilian real, reversals in the Japanese yen, Canadian and New Zealand dollars reduced the sector’s profits. Losses were posted to the Fund in the middle of the quarter. In May, currencies delivered mixed results: rallies in Sterling and the New Zealand dollar lost momentum, but there were profits from longs in the Norwegian krone and also in the Indian rupee following the election of a new government. Profits were posted to the Fund at the end of the quarter as the New Zealand dollar resumed its rally following a hawkish Reserve Bank of New Zealand statement.

The energy sector posted profits to the Fund. Profits were posted to the Fund at the beginning of the second quarter. In April, bullish U.S. natural gas inventory data rewarded the long positioning. Losses were posted to the Fund in the middle of the quarter. In May, natural gas was the source of losses in energies as stock levels in North America and the weather outlook started to improve. Profits were posted to the Fund at the end of the quarter in connection with the escalating violence in Iraq which boosted the price of crude oil.

The metals sector posted losses to the Fund. Profits were posted to the Fund at the beginning of the second quarter as long exposures to nickel made gains as the combination of an Indonesian ore export ban and sanctions on large Russian ore producers drove the price higher. Losses were posted to the Fund in the middle of the quarter due to the Fund’s short copper positions as Chinese economic reforms improved demand forecasts. Losses were posted to the Fund at the end of the quarter due to the Fund’s short positions in gold and silver resulting in metals being the worst performing sector in June.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Fund’s open positions by market category for the fiscal period. For the six month periods ended June 30, 2014 and 2013, the Fund’s average Month-end Net Asset Value was approximately $143,930,489 and $258,977,058, respectively.

June 30, 2014

	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Agriculture	$2,155,325	1.50%	$4,222,053	$425,869
Currencies	1,096,991	0.76%	2,114,425	247,234
Energy	983,627	0.68%	1,736,108	363,030
Interest Rates	4,491,705	3.12%	7,053,579	1,872,335
Metals	1,562,552	1.09%	1,796,120	1,401,300
Stock Indices	3,680,473	2.56%	5,118,661	2,576,609

Total	$13,970,673	9.71%	$22,040,946	$6,886,377

June 30, 2013

	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Agriculture	$2,873,005	1.11%	$5,938,317	$459,322
Currencies	6,243,586	2.41%	7,975,498	4,589,479
Energy	2,212,690	0.85%	3,228,528	1,165,966
Interest Rates	3,586,474	1.38%	5,643,345	1,642,078
Metals	7,088,490	2.74%	11,382,356	4,308,491
Stock Indices	2,301,495	0.89%	3,432,477	1,589,030

Total	$24,305,740	9.38%	$37,600,521	$13,754,366

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

The following were the primary trading risk exposures of the Fund as of June 30, 2014, by market sector.

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

Agricultural Commodities

The Fund’s primary agricultural commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Grains, cocoa and livestock accounted for the majority of the Fund’s agricultural commodities exposure as of June 30, 2014.

Energy

The Fund’s primary energy market exposure is to natural gas and crude oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the primary non-trading risk exposures of the Fund as of June 30, 2014.

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

Qualitative Disclosures Regarding Means of Managing Risk Exposure

Trading Risk

MLAI has procedures in place intended to control market risk, although there can be no assurance that they will, in fact, succeed in doing so. While MLAI does not intervene in the markets to hedge or diversify the Fund’s market exposure, MLAI may urge Aspect to reallocate positions in an attempt to avoid over-concentrations.  However, such interventions are unusual except in cases in which it appears that Aspect has begun to deviate from past practice and trading policies or to be trading erratically. MLAI’s basic control procedures consist of the ongoing process of monitoring Aspect with the market risk controls being applied by Aspect itself.

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

Item 4.   Controls and Procedures

Disclosure Controls and Procedures

MLAI’s Chief Executive Officer and Chief Financial Officer, on behalf of the Fund, have evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act) with respect to the Fund as of and for the quarter which ended June 30, 2014, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Securities Exchange Act) occurred during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

CLASS A

	Subscription
	Amount	Units	NAV (1)
1/01/2014	$—	—	$1.3517
1/16/2014	—	—	1.3211
2/01/2014	24,600	19,195	1.2721
2/16/2014	14,850	11,593	1.2714
3/01/2014	—	—	1.2908
3/16/2014	9,850	7,747	1.2608
4/01/2014	11,760	9,194	1.2686
4/16/2014	9,800	7,631	1.2736
5/01/2014	—	—	1.2883
5/16/2014	—	—	1.2917
6/01/2014	—	—	1.3128
6/16/2014	34,650	26,033	1.3193
7/01/2014	—	—	1.3311

CLASS C

	Subscription
	Amount	Units	NAV (1)
1/01/2014	$335,198	267,923	$1.2426
1/16/2014	85,000	69,524	1.2140
2/01/2014	328,000	278,627	1.1684
2/16/2014	94,000	79,918	1.1673
3/01/2014	129,000	108,022	1.1849
3/16/2014	438,000	375,547	1.1568
4/01/2014	74,000	63,086	1.1633
4/16/2014	378,000	321,128	1.1673
5/01/2014	40,644	34,146	1.1804
5/16/2014	29,000	24,308	1.1827
6/01/2014	9,485	7,824	1.2015
6/16/2014	65,000	53,367	1.2071
7/01/2014	262,768	213,911	1.2175

CLASS D

	Subscription
	Amount	Units	NAV (1)
1/01/2014	$—	—	$1.5681
1/16/2014	—	—	1.5338
2/01/2014	—	—	1.4779
2/16/2014	—	—	1.4783
3/01/2014	—	—	1.5027
3/16/2014	—	—	1.4689
4/01/2014	—	—	1.4773
4/16/2014	—	—	1.4842
5/01/2014	—	—	1.5025
5/16/2014	—	—	1.5075
6/01/2014	—	—	1.5335
6/16/2014	—	—	1.5426
7/01/2014	—	—	1.5556

CLASS I

	Subscription
	Amount	Units	NAV (1)
1/01/2014	$—	—	$1.3987
1/16/2014	—	—	1.3672
2/01/2014	—	—	1.3167
2/16/2014	—	—	1.3163
3/01/2014	—	—	1.3360
3/16/2014	—	—	1.3053
4/01/2014	—	—	1.3134
4/16/2014	—	—	1.3189
5/01/2014	—	—	1.3346
5/16/2014	—	—	1.3377
6/01/2014	—	—	1.3591
6/16/2014	—	—	1.3508
7/01/2014	—	—	1.3800

CLASS DS

	Subscription
	Amount	Units	NAV (1)
1/01/2014	$—	—	$1.5609
1/16/2014	—	—	1.5266
2/01/2014	—	—	1.4709
2/16/2014	—	—	1.4710
3/01/2014	—	—	1.4952
3/16/2014	—	—	1.4613
4/01/2014	1,717,495	1,158,278	1.4710
4/16/2014	—	—	1.4777
5/01/2014	—	—	1.4957
5/16/2014	—	—	1.4998
6/01/2014	89,767	58,336	1.5258
6/16/2014	—	—	1.5345
7/01/2014	—	—	1.5486

CLASS DT

	Subscription
	Amount	Units	NAV (1)
1/01/2014	$—	—	$1.6420
1/16/2014	—	—	1.6064
2/01/2014	—	—	1.5481
2/16/2014	—	—	1.5488
3/01/2014	—	—	1.5744
3/16/2014	—	—	1.5393
4/01/2014	—	—	1.5495
4/16/2014	—	—	1.5570
5/01/2014	—	—	1.5762
5/16/2014	—	—	1.5817
6/01/2014	—	—	1.6091
6/16/2014	—	—	1.6189
7/01/2014	—	—	1.6335

CLASS M

	Subscription
	Amount	Units	NAV (1)
1/01/2014	$33,000	39,053	$0.8365
1/16/2014	—	—	0.8180
2/01/2014	—	—	0.7870
2/16/2014	—	—	0.7871
3/01/2014	3,118,868	3,850,455	0.7998
3/16/2014	—	—	0.7867
4/01/2014	329,000	412,695	0.7906
4/16/2014	—	—	0.7943
5/01/2014	57,666	71,131	0.8040
5/16/2014	—	—	0.8066
6/01/2014	—	—	0.8204
6/16/2014	—	—	0.8252
7/01/2014	—	—	0.8327

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

Item 6.                               Exhibits

The following exhibits are filed herewith to this Quarterly Report on Form 10-Q:

31.01 and

31.02                                         Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01

and 31.02:             Are filed herewith.

32.01 and

32.02                                         Section 1350 Certifications

Exhibit 32.01

and 32.02                 Are filed herewith.

Exhibit 101   Are filed herewith.

The following materials from the Fund’s quarterly Report on Form 10-Q for the three and six month periods ended June 30, 2014 formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Financial Condition (ii) Statements of Operations (iii) Statements of Changes in Members’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text. (1)

(1)  These interactive data files shall not be deemed filed for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASPECT FUTURESACCESS LLC
.

	By:	MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(Manager)

Date: August 14, 2014	By:	/s/ KEITH GLENFIELD
Keith Glenfield
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 14, 2014	By:	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial Officer)