Form 10-Q
period 2014-09-30
Aspect FuturesAccess LLC
filed 2014-11-14
CIK 1309132

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number 0-51085

ASPECT FUTURESACCESS LLC

(Exact name of registrant as specified in its charter)

Delaware	20-1227650
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

c/o Merrill Lynch Alternative Investments LLC

250 Vesey Street, 11th Floor

New York, New York 10080

(Address of principal executive offices)

(Zip Code)

609-274-5838

(Registrant’s telephone number, including area code)

c/o Merrill Lynch Alternative Investments LLC

Four World Financial Center

250 Vesey Street, 11th Floor

New York, New York 10080

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

As of September 30, 2014, 94,358,444 units of limited liability company interest were outstanding.

ASPECT FUTURESACCESS LLC

QUARTERLY REPORT FOR SEPTEMBER 30, 2014 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

ASPECT FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	September 30,	December 31,
	2014	2013
ASSETS:
Equity in commodity trading accounts:
Cash (including restricted cash of $16,176,459 for 2014 and $19,838,945 for 2013)	$129,024,022	$170,957,522
Unrealized profit on open futures contracts	7,989,058	9,638,644
Unrealized profit on open forwards contracts	6,415,937	854,236
Cash	491,995	491,639
Other assets	—	317

TOTAL ASSETS	$143,921,012	$181,942,358

LIABILITIES AND MEMBERS’ CAPITAL:
LIABILITIES:

Brokerage commissions payable	$23,784	$17,157
Sponsor and Advisory fees payable	372,208	510,075
Redemptions payable	1,909,941	9,336,743
Unrealized loss on open futures contracts	3,577,860	3,289,277
Unrealized loss on open forwards contracts	7,043,955	—
Other liabilities	1,463,698	1,571,611

Total liabilities	14,391,446	14,724,863

MEMBERS’ CAPITAL:
Members’ Interest (94,358,444 Units and 125,668,741 Units)	129,529,566	167,217,495
Total members’ capital	129,529,566	167,217,495

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$143,921,012	$181,942,358

NET ASSET VALUE PER UNIT:
(Based on 94,358,444 and 125,668,741 Units outstanding; unlimited Units authorized)

Class A	$1.4078	$1.3517
Class C	$1.2845	$1.2426
Class D	$1.6514	$1.5681
Class I	$1.4611	$1.3987
Class DS	$1.6439	$1.5609
Class DT	$1.7366	$1.6420
Class M	$0.8841	$0.8365

See notes to financial statements.

ASPECT FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013
TRADING PROFIT (LOSS):

Realized, net	$8,139,832	$(2,122,265)	$12,037,864	$(6,014,017)
Change in unrealized, net	574,416	(13,043,452)	(3,420,423)	(7,360,384)
Brokerage commissions	(130,237)	(185,186)	(412,821)	(643,556)

Total trading profit (loss), net	8,584,011	(15,350,903)	8,204,620	(14,017,957)

INVESTMENT INCOME (EXPENSE):
Interest, net	3,087	(622)	2,312	(6,263)

EXPENSES:
Management fee	639,754	1,098,943	2,076,260	3,660,263
Sponsor fee	483,663	846,570	1,579,535	2,771,349
Other	119,653	1,339,494	475,914	1,793,170
Total expenses	1,243,070	3,285,007	4,131,709	8,224,782

NET INVESTMENT INCOME (LOSS)	(1,239,983)	(3,285,629)	(4,129,397)	(8,231,045)

NET INCOME (LOSS)	$7,344,028	$(18,636,532)	$4,075,223	$(22,249,002)

NET INCOME (LOSS) PER UNIT:

Weighted average number of Units outstanding
Class A	13,536,957	22,271,123	15,266,514	21,733,403
Class C	52,041,755	89,591,951	58,140,722	93,977,087
Class D	2,482,366	4,392,750	2,482,366	4,826,261
Class I	1,245,489	5,695,119	2,633,491	6,363,907
Class DS	14,756,637	24,833,713	16,649,063	27,977,206
Class DT	6,920,809	10,911,178	7,693,947	12,161,716
Class M	6,465,538	9,120,494	6,254,717	9,623,110

Net income (loss) per weighted average Unit
Class A	$0.0765	$(0.1154)	$0.0344	$(0.1447)
Class C	$0.0672	$(0.1086)	$0.0230	$(0.1310)
Class D	$0.0959	$(0.1270)	$0.0834	$(0.1123)
Class I	$0.0807	$(0.1170)	$(0.0080)	$(0.1240)
Class DS	$0.0964	$(0.1244)	$0.0641	$(0.1173)
Class DT	$0.1031	$(0.1301)	$0.0777	$(0.1239)
Class M	$0.0522	$(0.0660)	$0.0578	$(0.0699)

See notes to financial statements.

ASPECT FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(unaudited) (in Units)

	Members’ Capital December 31, 2012	Subscriptions	Redemptions	Members’ Capital September 30, 2013	Members’ Capital December 31, 2013	Subscriptions	Redemptions	Members’ Capital September 30, 2014
Class A	21,463,611	3,547,564	(2,941,720)	22,069,455	18,353,686	86,884	(5,262,002)	13,178,568
Class C	99,953,893	5,849,734	(21,203,705)	84,599,922	68,708,959	2,698,155	(20,867,009)	50,540,105
Class D	5,562,428	92,294	(1,246,590)	4,408,132	2,482,365	—	—	2,482,365
Class I	7,154,253	345,942	(1,951,423)	5,548,772	4,156,462	—	(2,920,099)	1,236,363
Class DS	32,959,715	489,623	(9,893,674)	23,555,664	18,932,203	1,510,111	(6,231,377)	14,210,937
Class DT	13,709,450	—	(3,187,920)	10,521,530	8,531,693	—	(2,017,863)	6,513,830
Class M	9,721,721	1,590,801	(3,245,249)	8,067,273	4,503,373	4,430,945	(2,738,042)	6,196,276

Total Members’ Units	190,525,071	11,915,958	(43,670,281)	158,770,748	125,668,741	8,726,095	(40,036,392)	94,358,444

See notes to financial statements.

ASPECT FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(unaudited)

	Members’ Capital December 31, 2012	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital September 30, 2013	Members’ Capital December 31, 2013	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital September 30, 2014
Class A	$31,117,660	$5,105,788	$(4,201,006)	$(3,144,812)	$28,877,630	$24,808,334	$113,081	$(6,893,987)	$525,295	$18,552,723
Class C	134,557,684	7,838,439	(28,063,282)	(12,311,762)	102,021,079	85,375,459	3,257,730	(25,052,283)	1,338,224	64,919,130
Class D	9,214,011	149,775	(2,156,850)	(541,847)	6,665,089	3,892,586	—	—	206,908	4,099,494
Class I	10,688,469	533,096	(2,928,041)	(788,883)	7,504,641	5,813,517	—	(3,985,985)	(21,109)	1,806,423
Class DS	54,364,101	816,059	(16,434,610)	(3,281,940)	35,463,610	29,551,548	2,273,745	(9,529,835)	1,066,442	23,361,900
Class DT	23,677,968	—	(5,521,285)	(1,507,374)	16,649,309	14,009,030	—	(3,294,813)	597,646	11,311,863
Class M	8,621,100	1,402,908	(2,821,610)	(672,384)	6,530,014	3,767,021	3,587,534	(2,238,339)	361,817	5,478,033

Total Members’ Interest	$272,240,993	$15,846,065	$(62,126,684)	$(22,249,002)	$203,711,372	$167,217,495	$9,232,090	$(50,995,242)	$4,075,223	$129,529,566

See notes to financial statements.

ASPECT FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

Per Unit Operating Performance:	Class A	Class C	Class D	Class I	Class DS	Class DT	Class M

Net asset value, beginning of period	$1.3311	$1.2175	$1.5556	$1.3800	$1.5486	$1.6335	$0.8327

Net realized and net change in unrealized trading profit (loss)	0.0921	0.0841	0.1078	0.0955	0.1074	0.1133	0.0577
Brokerage commissions	(0.0014)	(0.0013)	(0.0016)	(0.0014)	(0.0016)	(0.0017)	(0.0009)
Interest income, net (c)	0.0000	0.0000	0.0000	0.0000	0.0000	0.0000	0.0000
Expenses	(0.0140)	(0.0158)	(0.0104)	(0.0130)	(0.0105)	(0.0085)	(0.0054)

Net asset value, end of period	$1.4078	$1.2845	$1.6514	$1.4611	$1.6439	$1.7366	$0.8841

Total Return: (a) (d)

Total return before Performance fees	5.76%	5.50%	6.16%	5.87%	6.15%	6.31%	6.17%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Total return after Performance fees	5.76%	5.50%	6.16%	5.87%	6.15%	6.31%	6.17%

Ratios to Average Member’s Capital: (d)

Expenses (excluding Performance fees) (b)	0.97%	1.22%	0.60%	0.87%	0.60%	0.47%	0.60%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Expenses (including Performance fees)	0.97%	1.22%	0.60%	0.87%	0.60%	0.47%	0.60%

Net investment income (loss) (e)	-0.97%	-1.22%	-0.59%	-0.87%	-0.59%	-0.47%	-0.59%

(a) The total return is calculated for each class taken as a whole based on the change in net asset value.  An individual member’s return may vary from these returns based on timing of capital transactions.

(b) The expense ratios do not include brokerage commissions.

(c) Interest income, net is less than $0.0001 per Unit.

(d) The ratios and total return are not annualized.

(e) The Net investment income (loss) ratio is net of performance fees.

See notes to financial statements.

ASPECT FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

Per Unit Operating Performance:	Class A	Class C	Class D	Class I	Class DS	Class DT	Class M

Net asset value, beginning of period	$1.3517	$1.2426	$1.5681	$1.3987	$1.5609	$1.6420	$0.8365

Net realized and net change in unrealized trading profit (loss)	0.1026	0.0936	0.1205	0.1065	0.1200	0.1268	0.0645
Brokerage commissions	(0.0039)	(0.0036)	(0.0045)	(0.0040)	(0.0045)	(0.0048)	(0.0024)
Interest income, net (c)	0.0000	0.0000	0.0000	0.0000	0.0000	0.0000	0.0000
Expenses	(0.0426)	(0.0481)	(0.0327)	(0.0401)	(0.0325)	(0.0274)	(0.0145)

Net asset value, end of period	$1.4078	$1.2845	$1.6514	$1.4611	$1.6439	$1.7366	$0.8841

Total Return: (a) (d)

Total return before Performance fees	4.15%	3.37%	5.31%	4.46%	5.31%	5.76%	5.69%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Total return after Performance fees	4.15%	3.37%	5.31%	4.46%	5.31%	5.76%	5.69%

Ratios to Average Member’s Capital: (d)

Expenses (excluding Performance fees) (b)	2.97%	3.72%	1.84%	2.67%	1.84%	1.47%	1.84%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Expenses (including Performance fees)	2.97%	3.72%	1.84%	2.67%	1.84%	1.47%	1.84%

Net investment income (loss) (e)	-2.96%	-3.72%	-1.84%	-2.66%	-1.84%	-1.46%	-1.84%

(a) The total return is calculated for each class taken as a whole based on the change in net asset value.  An individual member’s return may vary from these returns based on timing of capital transactions.

(b) The expense ratios do not include brokerage commissions.

(c) Interest income, net is less than $0.0001 per Unit.

(d) The ratios and total return are not annualized.

(e) The Net investment income (loss) ratio is net of performance fees.

See notes to financial statements.

ASPECT FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

Per Unit Operating Performance:	Class A	Class C	Class D	Class I	Class DS	Class DT	Class M

Net asset value, beginning of period	$1.4237	$1.3154	$1.6389	$1.4700	$1.6319	$1.7131	$0.8774

Net realized and net change in unrealized trading profit (loss)	(0.0935)	(0.0862)	(0.1078)	(0.0966)	(0.1073)	(0.1128)	(0.0577)
Brokerage commissions	(0.0011)	(0.0011)	(0.0013)	(0.0012)	(0.0013)	(0.0014)	(0.0007)
Interest income, net (c)	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)
Expenses	(0.0206)	(0.0222)	(0.0178)	(0.0197)	(0.0178)	(0.0165)	(0.0096)

Net asset value, end of period	$1.3085	$1.2059	$1.5120	$1.3525	$1.5055	$1.5824	$0.8094

Total Return: (a) (d)

Total return before Performance fees	-8.08%	-8.30%	-7.74%	-7.99%	-7.74%	-7.62%	-7.73%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Total return after Performance fees	-8.08%	-8.30%	-7.74%	-7.99%	-7.74%	-7.62%	-7.73%

Ratios to Average Member’s Capital: (d)

Expenses (excluding Performance fees) (b)	1.49%	1.74%	1.13%	1.40%	1.13%	1.00%	1.12%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Expenses (including Performance fees)	1.49%	1.74%	1.13%	1.40%	1.13%	1.00%	1.12%

Net investment income (loss) (e)	-1.49%	-1.74%	-1.13%	-1.40%	-1.13%	-1.00%	-1.12%

(a) The total return is based on compounded monthly returns and is calculated for each class taken as a whole. An individual member’s return may vary from these returns based on timing of capital transactions.

(b) The expense ratios do not include brokerage commissions.

(c) Interest income, net is less than $0.0001 per Unit.

(d) The ratios and total return are not annualized.

(e) The Net investment income (loss) ratio is net of performance fees.

See notes to financial statements.

ASPECT FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

Per Unit Operating Performance:	Class A	Class C	Class D	Class I	Class DS	Class DT	Class M

Net asset value, beginning of period	$1.4498	$1.3462	$1.6565	$1.4940	$1.6494	$1.7271	$0.8868

Net realized and net change in unrealized trading profit (loss)	(0.0888)	(0.0817)	(0.1027)	(0.0918)	(0.1022)	(0.1075)	(0.0550)
Brokerage commissions	(0.0037)	(0.0034)	(0.0043)	(0.0038)	(0.0043)	(0.0045)	(0.0023)
Interest income, net (c)	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)
Expenses	(0.0488)	(0.0552)	(0.0375)	(0.0459)	(0.0374)	(0.0327)	(0.0201)

Net asset value, end of period	$1.3085	$1.2059	$1.5120	$1.3525	$1.5055	$1.5824	$0.8094

Total Return: (a) (d)

Total return before Performance fees	-9.73%	-10.40%	-8.72%	-9.47%	-8.72%	-8.37%	-8.71%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Total return after Performance fees	-9.73%	-10.40%	-8.72%	-9.47%	-8.72%	-8.37%	-8.71%

Ratios to Average Member’s Capital: (d)

Expenses (excluding Performance fees) (b)	3.42%	4.16%	2.31%	3.13%	2.31%	1.93%	2.30%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Expenses (including Performance fees)	3.42%	4.16%	2.31%	3.13%	2.31%	1.93%	2.30%

Net investment income (loss) (e)	-3.42%	-4.16%	-2.31%	-3.13%	-2.31%	-1.93%	-2.30%

(a) The total return is based on compounded monthly returns and is calculated for each class taken as a whole. An individual member’s return may vary from these returns based on timing of capital transactions.

(b) The expense ratios do not include brokerage commissions.

(c) Interest income, net is less than $0.0001 per Unit.

(d) The ratios and total return are not annualized.

(e) The Net investment income (loss) ratio is net of performance fees.

See notes to financial statements.

ASPECT FUTURESACCESS LLC

(a Delaware Limited Liability Company)

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Aspect FuturesAccess LLC (the “Fund”), a FuturesAccessSM Program (“FuturesAccess”) fund, which is an investment company as defined by Accounting Standards Codification (“ASC”) guidance, was organized under the Delaware Limited Liability Company Act on May 17, 2004 and commenced trading activities on April 1, 2005.  The Fund engages in the speculative trading of futures and forward contracts on a wide range of commodities.  Aspect Capital Limited (the “Trading Advisor”) is the trading advisor of the Fund. The Trading Advisor trades the Aspect Diversified Program (the “Trading Program”) for the Fund.

Merrill Lynch Alternative Investments LLC (“MLAI”, the “Sponsor” or the “Managing Member”) is the sponsor and manager of the Fund. MLAI is an indirect wholly-owned subsidiary of Bank of America Corporation. Bank of America Corporation and its affiliates are referred to herein as “BAC”. Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”) is currently the exclusive clearing broker for the Fund.  The Sponsor may select other parties as clearing broker(s). Merrill Lynch International (“MLI”) is the primary foreign exchange (“F/X”) forward prime broker for the Fund. The Sponsor may select other of its affiliates or third parties as F/X or other over-the-counter (“OTC”) prime brokers. MLPF&S and MLI are BAC affiliates.

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

In the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of the Fund as of September 30, 2014 and December 31, 2013 and the results of its operations for the three and nine month periods ended September 30, 2014 and 2013.  However, the operating results for the interim periods may not be indicative of the results for the full year.

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

2.              CONDENSED SCHEDULES OF INVESTMENTS

The Fund’s investments, defined as unrealized profit (loss) on open contracts on the Statements of Financial Condition, as of September 30, 2014 and December 31, 2013 are as follows:

September 30, 2014

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts/Notional*	Profit (Loss)	Members’ Capital	Contracts/Notional*	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	389	$453,855	0.35%	(1,660)	$3,501,188	2.70%	$3,955,043	3.05%	October 2014 - March 2015
Currencies - Futures	—	—	0.00%	(49)	137,341	0.11%	137,341	0.11%	December 2014
Currencies - Forwards*	264,450,506	(6,871,785)	-5.31%	(319,362,624)	6,243,767	4.82%	(628,018)	-0.49%	December 2014
Energy	—	—	0.00%	(625)	1,280,438	0.99%	1,280,438	0.99%	October 2014 - December 2014
Interest rates	5,314	(45,841)	-0.04%	(499)	7,993	0.01%	(37,848)	-0.03%	December 2014 - March 2017
Metals	273	(1,416,366)	-1.09%	(447)	1,136,884	0.88%	(279,482)	-0.21%	December 2014 - January 2015
Stock indices	1,255	(644,182)	-0.50%	(65)	(112)	0.00%	(644,294)	-0.50%	October 2014 - December 2014

Total		$(8,524,319)	-6.59%		$12,307,499	9.51%	$3,783,180	2.92%

December 31, 2013

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts/Notional*	Profit (Loss)	Members’ Capital	Contracts/Notional*	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	614	$(278,619)	-0.17%	(1,599)	$1,463,093	0.87%	$1,184,474	0.70%	January 2014 - April 2014
Currencies - Futures	46	17,340	0.01%	(41)	30,336	0.02%	47,676	0.03%	March 2014
Currencies - Forwards*	247,962,905	349,522	0.21%	(231,632,248)	504,714	0.30%	854,236	0.51%	January 2014 - March 2014
Energy	621	(242,123)	-0.14%	(3)	14,452	0.01%	(227,671)	-0.13%	January 2014 - December 2014
Interest rates	3,432	(704,833)	-0.42%	(3,172)	2,147,690	1.28%	1,442,857	0.86%	March 2014 - June 2016
Metals	528	326,364	0.20%	(603)	(304,309)	-0.18%	22,055	0.02%	February 2014 - April 2014
Stock indices	1,589	3,903,721	2.33%	(224)	(23,745)	-0.01%	3,879,976	2.32%	January 2014 - March 2014

Total		$3,371,372	2.02%		$3,832,231	2.29%	$7,203,603	4.31%

*Currencies — Forwards present notional amounts as converted to USD.

No individual contract’s unrealized profit or loss comprised greater than 5% of Members’ Capital as of September 30, 2014 and December 31, 2013. With respect to each commodity industry sector listed in the above chart, the net unrealized profit (loss) on open positions is the sum of the unrealized profits (loss) of long positions and short positions of the open contracts, netting unrealized losses against unrealized profits as applicable.  Net unrealized profit and loss provides a rough measure of the exposure of the Fund to the various sectors as of the date listed, although such exposure can change at any time.

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

The fair value measurement guidance established by U.S. GAAP is a hierarchical disclosure framework which prioritizes and ranks the level of market price observability used in measuring investments at fair value. Market price observability is impacted by a number of factors, including the type of investment and the characteristics specific to the investment. Investments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

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

Transfers of investments between different levels of the fair value hierarchy, if any, are recorded as of the beginning of the reporting period.

The Fund’s unrealized profit (loss) on open forwards and futures contracts, by the above fair value hierarchy levels, as of September 30, 2014 and December 31, 2013 are as follows:

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Assets
Futures	$7,989,058	$7,627,429	$361,629	$—
Forwards	6,415,937	—	6,415,937	—
	$14,404,995	$7,627,429	$6,777,566	$—

Liabilities
Futures	$3,577,860	$2,480,699	$1,097,161	$—
Forwards	7,043,955	—	7,043,955	—
	$10,621,815	$2,480,699	$8,141,116	$—

September 30, 2014	$3,783,180	$5,146,730	$(1,363,550)	$—

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Assets
Futures	$9,638,644	$9,064,284	$574,360	$—
Forwards	854,236	—	854,236	—
	$10,492,880	$9,064,284	$1,428,596	$—

Liabilities
Futures	$3,289,277	$2,443,039	$846,238	$—
Forwards	—	—	—	—
	$3,289,277	$2,443,039	$846,238	$—

December 31, 2013	$7,203,603	$6,621,245	$582,358	$—

The Fund’s volume of trading forwards and futures as of the nine month period ended September 30, 2014 and year ended December 31, 2013 are representative of the activity throughout these periods presented. There were no transfers to or from any level during the three or nine month periods ended September 30, 2014 or the year ended December 31, 2013.

The Fund engages in the speculative trading of futures, options on futures and forward contracts on a wide range of commodities. Such contracts meet the definition of a derivative as noted in the ASC guidance for accounting for derivative and hedging activities. The fair value amounts of, and the net profits and losses on, derivative instruments is disclosed in the Statements of Financial Condition and Statements of Operations, respectively. There are no credit related contingent features embedded in these derivative contracts. The total notional, number of contracts and fair values of derivative instruments by contract type/commodity sector are disclosed in Note 2.

The Fund maintains margin deposits and cash collateral with its futures and forwards brokers, respectively, based on the greater of exchange margin or amounts determined by the respective broker. At September 30, 2014 and December 31, 2013, the initial margin deposits (cash) are used to satisfy the margin requirements to establish the futures or forward contracts and are presented on the Statements of Financial Condition in Cash in the Equity in commodity trading accounts. The variation margin on open contracts is presented on the Statements of Financial Condition in Unrealized profit or loss on futures or forwards contracts, respectively.

The following table indicates the trading profits and losses, before brokerage commissions, by type/commodity industry sector, on derivative instruments for each of the three and nine month periods ended September 30, 2014 and 2013:

	For the three months ended	For the nine months ended
	September 30, 2014	September 30, 2014
Commodity Industry	profit (loss)	profit (loss)
Sector	from trading, net	from trading, net

Agriculture	$5,449,473	$6,713,372
Currencies	(105,413)	863,687
Energy	1,658,364	483,040
Interest rates	2,865,687	4,798,243
Metals	(11,860)	(3,186,340)
Stock indices	(1,142,003)	(1,054,561)

Total, net	$8,714,248	$8,617,441

	For the three months ended	For the nine months ended
	September 30, 2013	September 30, 2013
Commodity Industry	profit (loss)	profit (loss)
Sector	from trading, net	from trading, net

Agriculture	$(874,143)	$1,730,875
Currencies	(1,818,317)	(7,950,692)
Energy	(3,271,917)	(13,648,154)
Interest rates	(3,725,513)	(17,494,714)
Metals	(7,107,757)	10,651,417
Stock indices	1,631,930	13,336,867

Total, net	$(15,165,717)	$(13,374,401)

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

Market Risk

Derivative instruments involve varying degrees of market risk.  Changes in the level or volatility of interest rates, foreign currency exchange rates or the market values of the financial instruments or commodities underlying such derivative instruments frequently result in changes in the Fund’s unrealized profit (loss) on open contracts on such derivative instruments as reflected in the Statements of Financial Condition.  The Fund’s exposure to market risk is influenced by a number of factors, including the relationships among the derivative instruments held by the Fund as well as the volatility and liquidity of the markets in which the derivative instruments are traded.  Investments in foreign markets may also entail legal and political risks.

MLAI has procedures in place intended to control market risk exposure, although there can be no assurance that it will, in fact, succeed in doing so.  These procedures focus primarily on monitoring the trading of the Trading Advisor, calculating the Net Asset Value of the Fund as of the close of business on each day and reviewing outstanding positions for over-concentrations.  While MLAI does not intervene in the markets to hedge or diversify the Fund’s market exposure, MLAI may urge the Trading Advisor to reallocate positions in an attempt to avoid over-concentrations.  However, such interventions are expected to be unusual.  It is expected that MLAI’s basic risk control procedures will consist of the ongoing process of the Trading Advisor’s monitoring, with the market risk controls being applied by the Trading Advisor.

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

The credit risk associated with these instruments from counterparty nonperformance is the unrealized profit (loss) on open contracts, if any, included in the Statements of Financial Condition.  MLAI, as sponsor of the Fund, has a general policy of maintaining clearing and prime brokerage arrangements with BAC affiliates, such as MLPF&S and MLI, although MLAI may engage non-BAC affiliated service providers as clearing brokers or prime brokers for the Fund.

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

5.              RELATED PARTY TRANSACTIONS

MLAI and the Fund entered into a transfer agency and investor services agreement with Financial Data Services, Inc. (the “Transfer Agent”), a wholly-owned subsidiary of BAC and affiliate of MLAI. The Transfer Agent provides registrar, distribution disbursing agent, transfer agent and certain other services related to the issuance, redemption, exchange and transfer of Units. The fees charged by the Transfer Agent for its services are based on the aggregate net assets of funds managed or sponsored by MLAI. The fee rate ranges from 0.016% to 0.02% per year of the aggregate net assets managed or sponsored by MLAI. During the quarter ended September 30, 2014, the rate ranged from 0.018% to 0.02%. The fee is payable monthly in arrears. MLAI allocates the Transfer Agent fees to each of the managed or sponsored funds, including the Fund, on a monthly basis based on each fund’s net assets. The Transfer Agent fee allocated to the Fund for the three month periods ended September 30, 2014 and 2013 amounted to $6,474 and $10,351, respectively. The Transfer Agent fee allocated to the Fund for the nine month periods ended September 30, 2014 and 2013 amounted to $21,649 and $36,512, respectively, of which $4,062 and $6,106 was payable to the Transfer Agent as of September 30, 2014 and December 31, 2013, respectively.

Brokerage Commissions, Interest and Sponsor fees, as presented on the Statements of Operations, are all received from or paid to related parties. Equity in commodity trading accounts, including cash and Unrealized profit/loss, as presented on the Statements of Financial Condition are held with a related party.

6.              SUBSEQUENT EVENTS

Management has evaluated the impact of subsequent events on the Fund through the date the financial statements were issued and has determined that there were no subsequent events that require adjustments to, or disclosure in, the financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

MONTH-END NET ASSET VALUE PER UNIT

MLAI believes that the Net Asset Value used to calculate subscription and redemption values and to report performance to investors is a useful performance measure for the investors of the Fund.  Therefore, the charts below referencing Net Asset Value and performance measurements are based on the Net Asset Value for financial reporting purposes.

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

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS A

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.	Jul. 15th	Jul.	Aug. 15th	Aug.	Sept. 15th	Sept.
2013	$1.4555	$1.4991	$1.5191	$1.4457	$1.4752	$1.4696	$1.5077	$1.5189	$1.4797	$1.4193	$1.3646	$1.4237	$1.4088	$1.3965	$1.3775	$1.3552	$1.3775	$1.3085
2014	$1.3211	$1.2721	$1.2714	$1.2908	$1.2608	$1.2686	$1.2736	$1.2883	$1.2917	$1.3128	$1.3193	$1.3311	$1.3378	$1.3252	$1.3665	$1.3934	$1.3470	$1.4078

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS C

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.	Jul. 15th	Jul.	Aug. 15th	Aug.	Sept. 15th	Sept.
2013	$1.3510	$1.3908	$1.4088	$1.3402	$1.3669	$1.3612	$1.3959	$1.4057	$1.3688	$1.3124	$1.2613	$1.3154	$1.3011	$1.2892	$1.2711	$1.2500	$1.2700	$1.2059
2014	$1.2140	$1.1684	$1.1673	$1.1849	$1.1568	$1.1633	$1.1673	$1.1804	$1.1827	$1.2015	$1.2071	$1.2175	$1.2232	$1.2113	$1.2486	$1.2725	$1.2296	$1.2845

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS D

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.	Jul. 15th	Jul.	Aug. 15th	Aug.	Sept. 15th	Sept.
2013	$1.6641	$1.7149	$1.7389	$1.6560	$1.6908	$1.6855	$1.7302	$1.7442	$1.7002	$1.6318	$1.5699	$1.6389	$1.6228	$1.6097	$1.5888	$1.5640	$1.5907	$1.5120
2014	$1.5338	$1.4779	$1.4783	$1.5027	$1.4689	$1.4773	$1.4842	$1.5025	$1.5075	$1.5335	$1.5426	$1.5556	$1.5646	$1.5511	$1.6005	$1.6331	$1.5798	$1.6514

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS I

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.	Jul. 15th	Jul.	Aug. 15th	Aug.	Sept. 15th	Sept.
2013	$1.5002	$1.5453	$1.5662	$1.4908	$1.5214	$1.5160	$1.5555	$1.5673	$1.5271	$1.4650	$1.4088	$1.4700	$1.4549	$1.4425	$1.4231	$1.4003	$1.4235	$1.3525
2014	$1.3672	$1.3167	$1.3163	$1.3360	$1.3053	$1.3134	$1.3189	$1.3346	$1.3377	$1.3591	$1.3508	$1.3800	$1.3873	$1.3745	$1.4176	$1.4458	$1.3980	$1.4611

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DS

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.	Jul. 15th	Jul.	Aug. 15th	Aug.	Sept. 15th	Sept.
2013	$1.6570	$1.7076	$1.7315	$1.6489	$1.6836	$1.6783	$1.7229	$1.7367	$1.6929	$1.6249	$1.5632	$1.6319	$1.6159	$1.6028	$1.5820	$1.5573	$1.5839	$1.5055
2014	$1.5266	$1.4709	$1.4710	$1.4952	$1.4613	$1.4710	$1.4777	$1.4957	$1.4998	$1.5258	$1.5345	$1.5486	$1.5573	$1.5435	$1.5924	$1.6248	$1.5718	$1.6439

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DT

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.	Jul. 15th	Jul.	Aug. 15th	Aug.	Sept. 15th	Sept.
2013	$1.7354	$1.7888	$1.8142	$1.7281	$1.7647	$1.7596	$1.8067	$1.8216	$1.7760	$1.7050	$1.6406	$1.7131	$1.6966	$1.6832	$1.6617	$1.6361	$1.6644	$1.5824
2014	$1.6064	$1.5481	$1.5488	$1.5744	$1.5393	$1.5495	$1.5570	$1.5762	$1.5817	$1.6091	$1.6189	$1.6335	$1.6433	$1.6287	$1.6810	$1.7152	$1.6596	$1.7366

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS M

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.	Jul. 15th	Jul.	Aug. 15th	Aug.	Sept. 15th	Sept.
2013	$0.8909	$0.9181	$0.9309	$0.8865	$0.9051	$0.9023	$0.9263	$0.9337	$0.9102	$0.8736	$0.8405	$0.8774	$0.8688	$0.8617	$0.8505	$0.8373	$0.8516	$0.8094
2014	$0.8180	$0.7870	$0.7871	$0.7998	$0.7867	$0.7906	$0.7943	$0.8040	$0.8066	$0.8204	$0.8252	$0.8327	$0.8375	$0.8302	$0.8565	$0.8737	$0.8452	$0.8841

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

For the nine month period ended September 30, 2014, Fund capital decreased 22.54% from $167,217,495 to $129,529,566. This decrease was attributable to the net profit from operations of $4,075,223 coupled with the redemption of 40,036,392 Redeemable Units resulting in an outflow of $50,995,242.  The cash outflow was offset with cash inflow of $9,232,090 due to subscriptions of 8,726,095 Units. Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent months.

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

Futures Contracts

The Fund trades exchange listed futures contracts. A listed futures contract is a firm commitment to buy or sell a standardized quantity of an underlying asset over a specified duration. The Fund buys and sells contracts based on indices of financial assets such as stocks, domestic and global stock indices, as well as contracts on various physical commodities. Prices paid or received on these contracts are determined by the ask or bid provided by the exchanges on which they are traded. Contracts may be settled in physical form or cash settled depending upon the contract. Upon the execution of a trade, margin requirements determine the amount of cash that must be on deposit to secure the transaction. These amounts are considered restricted cash on the Fund’s Statements of Financial Condition. Contracts are priced daily by the Fund and the profit or loss is based on the daily mark to market and is recorded as unrealized profit (loss). When the contract is closed, the Fund records a realized profit or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Because transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded, credit exposure is limited. Realized profits (losses), net and changes in unrealized profits (losses), net on futures contracts are included in the Statements of Operations. The Fund also trades futures contracts on the London Metals Exchange (LME). The valuation pricing for LME contracts is based on action of a committee that incorporates prices from the most liquid trading sessions of the day and can also rely on other inputs such as supply and demand factors and bids and asks from open outcry sessions.

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

The Fund follows the ASC guidance on accounting for uncertainty in income taxes.  This guidance provides how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements.  This guidance also requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Fund’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority.  Tax positions with respect to tax at the Fund level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. A prospective investor should be aware that, among other things, income taxes could have a material adverse effect on the periodic calculations of the net asset value of the Fund, including reducing the net asset value of the Fund to reflect reserves for income taxes, such as foreign withholding taxes, that may be payable by the Fund. This could cause benefits or detriments to certain investors, depending upon the timing of their entry and exit from the Fund. MLAI has analyzed the Fund’s tax positions and has concluded that a provision for income tax of $1,164,420, generated by trading in Spain, is required in the Fund’s financial statements. The following is the major tax jurisdiction for the Fund and the earliest tax year subject to examination: United States — 2011.

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

January 1, 2014 to September 30, 2014

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

July 1, 2014 to September 30, 2014

The Fund experienced a net trading profit of $8,714,248 before brokerage commissions and related fees in the third quarter of 2014. The Fund’s profits were primarily attributable to the agriculture, interest rates and energy sectors posting profits. The metals, currency and stock indices sectors posted losses.

The agriculture sector posted profits to the Fund. Profits were posted to the Fund at the beginning of the third quarter. Agricultural markets proved profitable in July as bearish price action in grains, sugar and cotton rewarded the Trading Program’s short positions. Profits were posted to the Fund in the middle of the quarter. Profits were posted to the Fund at the end of the quarter because of the Trading Program’s short positions in wheat and sugar. Wheat prices declined over September, driven by signs of increasing supply in particular from the Black Sea region as tensions eased between Ukraine and Russia. Sugar prices also continued their bearish trend to the benefit of the Trading Program.

The interest rate sector posted profits to the Fund. Profits were posted to the Fund at the beginning of the third quarter due to long exposures to fixed income markets. Profits were posted to the Fund in the middle of the quarter. Long fixed income exposures were strong performers in August. Early in August, an escalation of geopolitical tensions saw equity markets turn fragile and nervous investors sought the safety of fixed income markets. Losses were posted to the Fund at the end of the quarter due to the fall in bond prices reducing the Trading Program’s positive performance.

The energy sector posted profits to the Fund.  Losses were posted to the Fund at the beginning of the third quarter. The energy sector proved difficult to trade in July. Both crude oil and distillates turned bearish against the Trading Program’s reducing longs as the world’s biggest consumer of oil, the United States, reported both rising inventories and signs of weaker fuel demand. Losses were posted to the Fund in the middle of the quarter due to the short exposure in natural gas. Natural gas futures advanced as a burst of late-summer heat slowed stockpiling of the power-plant fuel. Profits were posted to the Fund at the end of the quarter due to the Trading Program’s short position in the energy market, which provided the bulk of the profits due to the downward trend of the energy market.

The metals sector posted losses to the Fund. Profits were posted to the Fund at the beginning of the third quarter. In metals, dwindling warehouse supplies of zinc saw the Trading Program make gains from an established long exposure. Profits were posted to the Fund in the middle of the quarter and losses were posted to the Fund at the end of the quarter.

The currency sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the third quarter. The Trading Program’s net short U.S. dollar exposure dominated the losses, in particular against the New Zealand dollar where the Reserve Bank of New Zealand used rhetoric to talk down the strength of the local currency. Profits were posted to the Fund in the middle of the quarter. The weaker Euro was a profitable theme for the Fund. The two best performing currency pairs in August were the Trading Program’s short Euro exposures against the Norwegian krone and the U.S. dollar.  Profits were posted to the Fund at the end of the quarter due to the Trading Program’s long U.S. dollar and short Euro positions.

The stock indices sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the third quarter due to reversal in equity markets. Despite a background of escalating geopolitical tensions, global equity markets traded higher for most of July. However, during the last few days of July, robust economic data from the United States was interpreted as an indication that the Fed may have to raise interest rates sooner than otherwise expected. As a result, equity markets sold off.  European and U.S. stock indices made the majority of the losses.  Profits were posted to the Fund in the middle of the quarter. The top performing markets were the long exposures to U.S. indices. Some of the core European and Asian indices were small detractors, but did not prevent the sector registering a profit. Losses were posted to the Fund at the end of the quarter due to weak European economic data and Chinese slowdown concerns which negatively affected the stock index prices.

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

The Fund, under the direction of the Trading Advisor, rapidly acquires and liquidates both long and short positions in a wide range of different markets.  Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Fund’s past performance is not necessarily indicative of its future results.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Fund’s open positions by market category. For the nine month periods ended September 30, 2014 and 2013, the Fund’s average Month-end Net Asset Value was approximately $138,909,572 and $246,807,600, respectively.

September 30, 2014

	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Agriculture	$3,192,678	2.30%	$5,655,373	$425,869
Currencies	1,227,167	0.88%	2,114,425	247,234
Energy	1,457,254	1.05%	2,581,622	363,030
Interest Rates	4,087,570	2.94%	7,053,579	1,872,335
Metals	1,202,025	0.87%	1,796,120	434,738
Stock Indices	2,955,839	2.13%	5,118,661	1,361,755

Total	$14,122,533	10.17%	$24,319,780	$4,704,961

September 30, 2013

	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Agriculture	$2,291,813	0.93%	$5,938,317	$459,322
Currencies	4,404,273	1.78%	7,975,498	667,733
Energy	1,853,272	0.75%	3,228,528	1,043,898
Interest Rates	5,212,903	2.11%	9,034,889	1,642,078
Metals	7,819,096	3.17%	11,382,356	4,308,491
Stock Indices	1,544,636	0.63%	3,432,477	28,451

Total	$23,125,993	9.37%	$40,992,065	$8,149,973

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

Non-Trading Risk

Foreign Currency Balances; Cash on Deposit with MLPF&S and MLI.

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

Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Fund’s market risk exposures — except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Fund manages its primary market risk exposures — constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Fund’s primary market risk exposures as well as the strategies used and to be used by MLAI and the Trading Advisor for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Fund’s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Fund. There can be no assurance that the Fund’s current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term. Investors must be prepared to lose all or substantially all of the value of their investment in the Fund.

The following are the primary trading risk exposures of the Fund by market sector.

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

Agricultural Commodities

The Fund’s primary agricultural commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Grains, cocoa and livestock accounted for the majority of the Fund’s agricultural commodities exposure.

Energy

The Fund’s primary energy market exposure is to natural gas and crude oil price movements, which are often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following are the primary non-trading risk exposures of the Fund.

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

Qualitative Disclosures Regarding Means of Managing Risk Exposure

Trading Risk

MLAI has procedures in place intended to control market risk, although there can be no assurance that they will, in fact, succeed in doing so. While MLAI does not intervene in the markets to hedge or diversify the Fund’s market exposure, MLAI may urge the Trading Advisor to reallocate positions in an attempt to avoid over-concentrations.  However, such interventions are unusual except in cases in which it appears that the Trading Advisor has begun to deviate from past practice and trading policies or to be trading erratically. MLAI’s basic control procedures consist of the ongoing process of monitoring the Trading Advisor with the market risk controls being applied by the Trading Advisor itself.

Risk Management

With respect to market and liquidity risk, the Trading Advisor employs a value-at-risk methodology and other risk management procedures to monitor the exposure of the Trading Program to this risk within pre-defined guidelines.  If risk exceeds the maximum prescribed level, risk reducing investments will be entered into.  Additionally, the Trading Advisor has developed mechanisms designed to provide that risk is controlled effectively at both an individual market and portfolio level.  In seeking to control the risks of the Trading Program, the Trading Advisor may intervene in the risk management framework in extreme market situations where the Trading Advisor believes that an intervention is in the best interests of its clients. The Trading Advisor has an Operational Risk Committee chaired by the Trading Advisor’s Chief Risk Officer, which is responsible for managing all operational risk affecting the Trading Advisor.  Operational risk is defined as the risk of loss resulting from inadequate or failed processes, people and systems or external events.  It includes the risk of failure of a broker or other service provider, the risk of the loss of investment or operational capability at the Trading Advisor, the risk of breaches of intellectual property security and the risk of breaches of law or regulation.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

MLAI’s Chief Executive Officer and Chief Financial Officer, on behalf of the Fund, have evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act) with respect to the Fund as of and for the quarter which ended September 30, 2014, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Securities Exchange Act) occurred during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

CLASS A

	Subscription
	Amount	Units	NAV (1)
1/01/2014	$—	—	$1.3517
1/16/2014	—	—	1.3211
2/01/2014	24,600	19,195	1.2721
2/16/2014	14,850	11,593	1.2714
3/01/2014	—	—	1.2908
3/16/2014	9,850	7,747	1.2608
4/01/2014	11,760	9,194	1.2686
4/16/2014	9,800	7,631	1.2736
5/01/2014	—	—	1.2883
5/16/2014	—	—	1.2917
6/01/2014	—	—	1.3128
6/16/2014	34,650	26,033	1.3193
7/01/2014	—	—	1.3311
7/16/2014	—	—	1.3378
8/01/2014	—	—	1.3252
8/16/2014	7,571	5,491	1.3665
9/01/2014	—	—	1.3934
9/16/2014	—	—	1.3470
10/01/2014	—	—	1.4078

CLASS C

	Subscription
	Amount	Units	NAV (1)
1/01/2014	$335,198	267,923	$1.2426
1/16/2014	85,000	69,524	1.2140
2/01/2014	328,000	278,627	1.1684
2/16/2014	94,000	79,918	1.1673
3/01/2014	129,000	108,022	1.1849
3/16/2014	438,000	375,547	1.1568
4/01/2014	74,000	63,086	1.1633
4/16/2014	378,000	321,128	1.1673
5/01/2014	40,644	34,146	1.1804
5/16/2014	29,000	24,308	1.1827
6/01/2014	9,485	7,824	1.2015
6/16/2014	65,000	53,367	1.2071
7/01/2014	262,768	213,911	1.2175
7/16/2014	134,000	108,572	1.2232
8/01/2014	480,000	392,670	1.2113
8/16/2014	89,000	70,652	1.2486
9/01/2014	76,635	59,698	1.2725
9/16/2014	210,000	169,232	1.2296
10/01/2014	140,554	108,452	1.2845

CLASS D

	Subscription
	Amount	Units	NAV (1)
1/01/2014	$—	—	$1.5681
1/16/2014	—	—	1.5338
2/01/2014	—	—	1.4779
2/16/2014	—	—	1.4783
3/01/2014	—	—	1.5027
3/16/2014	—	—	1.4689
4/01/2014	—	—	1.4773
4/16/2014	—	—	1.4842
5/01/2014	—	—	1.5025
5/16/2014	—	—	1.5075
6/01/2014	—	—	1.5335
6/16/2014	—	—	1.5426
7/01/2014	—	—	1.5556
7/16/2014	—	—	1.5646
8/01/2014	—	—	1.5511
8/16/2014	—	—	1.6005
9/01/2014	—	—	1.6331
9/16/2014	—	—	1.5798
10/01/2014	—	—	1.6514

CLASS I

	Subscription
	Amount	Units	NAV (1)
1/01/2014	$—	—	$1.3987
1/16/2014	—	—	1.3672
2/01/2014	—	—	1.3167
2/16/2014	—	—	1.3163
3/01/2014	—	—	1.3360
3/16/2014	—	—	1.3053
4/01/2014	—	—	1.3134
4/16/2014	—	—	1.3189
5/01/2014	—	—	1.3346
5/16/2014	—	—	1.3377
6/01/2014	—	—	1.3591
6/16/2014	—	—	1.3508
7/01/2014	—	—	1.3800
7/16/2014	—	—	1.3873
8/01/2014	—	—	1.3745
8/16/2014	—	—	1.4176
9/01/2014	—	—	1.4458
9/16/2014	—	—	1.3980
10/01/2014	—	—	1.4611

CLASS DS

	Subscription
	Amount	Units	NAV (1)
1/01/2014	$—	—	$1.5609
1/16/2014	—	—	1.5266
2/01/2014	—	—	1.4709
2/16/2014	—	—	1.4710
3/01/2014	—	—	1.4952
3/16/2014	—	—	1.4613
4/01/2014	1,717,495	1,158,278	1.4710
4/16/2014	—	—	1.4777
5/01/2014	—	—	1.4957
5/16/2014	—	—	1.4998
6/01/2014	89,767	58,336	1.5258
6/16/2014	—	—	1.5345
7/01/2014	—	—	1.5486
7/16/2014	—	—	1.5573
8/01/2014	—	—	1.5435
8/16/2014	—	—	1.5924
9/01/2014	23,580	14,380	1.6248
9/16/2014	442,903	279,117	1.5718
10/01/2014	—	—	1.6439

CLASS DT

	Subscription
	Amount	Units	NAV (1)
1/01/2014	$—	—	$1.6420
1/16/2014	—	—	1.6064
2/01/2014	—	—	1.5481
2/16/2014	—	—	1.5488
3/01/2014	—	—	1.5744
3/16/2014	—	—	1.5393
4/01/2014	—	—	1.5495
4/16/2014	—	—	1.5570
5/01/2014	—	—	1.5762
5/16/2014	—	—	1.5817
6/01/2014	—	—	1.6091
6/16/2014	—	—	1.6189
7/01/2014	—	—	1.6335
7/16/2014	—	—	1.6433
8/01/2014	—	—	1.6287
8/16/2014	—	—	1.6810
9/01/2014	—	—	1.7152
9/16/2014	—	—	1.6596
10/01/2014	—	—	1.7366

CLASS M

	Subscription
	Amount	Units	NAV (1)
1/01/2014	$33,000	39,053	$0.8365
1/16/2014	—	—	0.8180
2/01/2014	—	—	0.7870
2/16/2014	—	—	0.7871
3/01/2014	3,118,868	3,850,455	0.7998
3/16/2014	—	—	0.7867
4/01/2014	329,000	412,695	0.7906
4/16/2014	—	—	0.7943
5/01/2014	57,666	71,131	0.8040
5/16/2014	—	—	0.8066
6/01/2014	—	—	0.8204
6/16/2014	—	—	0.8252
7/01/2014	—	—	0.8327
7/16/2014	—	—	0.8375
8/01/2014	25,000	29,840	0.8302
8/16/2014	24,000	27,771	0.8565
9/01/2014	—	—	0.8737
9/16/2014	—	—	0.8452
10/01/2014	—	—	0.8841

(1) Beginning of the period Net Asset Value

Class A Units are subject to upfront sales commissions paid to MLPF&S ranging from 1.0% to 2.5% of an investor’s gross subscription amount. Class D Units and Class I Units are subject to upfront sales commissions paid to MLPF&S up to 2.5% of an investor’s gross subscription amount. Sales commissions are directly deducted from subscription amounts. Class C Units, Class DS Units, Class DT Units and Class M Units are not subject to upfront sales commissions.

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

Item 6.                               Exhibits

The following exhibits are filed herewith to this Quarterly Report on Form 10-Q:

31.01 and

31.02                                         Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01

and 31.02:   Are filed herewith.

32.01 and

32.02                                         Section 1350 Certifications

Exhibit 32.01

and 32.02   Are filed herewith.

Exhibit 101 Are filed herewith.

The following materials from the Fund’s quarterly Report on Form 10-Q for the three and nine month periods ended September 30, 2014 formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Financial Condition (ii) Statements of Operations (iii) Statements of Changes in Members’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASPECT FUTURESACCESS LLC

	By:	MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(Manager)

Date: November 14, 2014	By:	/s/ KEITH GLENFIELD
Keith Glenfield
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 14, 2014	By:	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial Officer)