Form 10-K
period 2014-12-31
Aspect FuturesAccess LLC
filed 2015-03-20
CIK 1309132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2014

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

As of February 28, 2015 Units of limited liability company interest with an aggregate Net Asset Value of $154,227,956 were outstanding and held by non-affiliates.

Documents Incorporated by Reference

The registrant’s 2014 Annual Report and Report of Independent Registered Public Accounting Firm, the annual report to security holders for the year ended December 31, 2014, is incorporated by reference into Part II, Item 8, and Part IV hereof and filed as an Exhibit herewith. Copies of the annual report are available free of charge by contacting Alternative Investments Client Services at 1-866-MER-ALTS.

ASPECT FUTURESACCESS LLC

ANNUAL REPORT FOR 2014 ON FORM 10-K

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

The Fund calculates the Net Asset Value per Unit of each Class of Units as of the last calendar day of each month, the fifteenth calendar day of each month and as of any other dates MLAI may determine in its discretion (each, a “Calculation Date”). The Fund’s “Net Asset Value” as of any Calculation Date generally equals the value of the Fund’s account under the management of the Trading Advisor as of that date, plus any other assets held by the Fund, minus accrued Sponsor’s, management and performance fees, trading liabilities, including brokerage commissions, any offering or operating costs, amortized organizational and initial offering costs and all other liabilities of the Fund.  MLAI or its delegates are authorized to make all Net Asset Value determinations.

As of December 31, 2014 the Net Asset Value of the Fund was $147,800,719 and the Net Asset Value per Unit was $1.7318 for Class A, $1.5768 for Class C, $2.0448 for Class D, $1.7810 for Class I, $2.029 for Class DS, $2.1534 for Class DT and $1.0933 for Class M.

Since the Fund began trading activities, the highest and lowest month-end Net Asset Value per Unit are listed below. The highest month-end Net Asset Value per Unit for Class A was $1.7318 (December 31, 2014) and the lowest was $0.9690 (April 30, 2005).  The highest month-end Net Asset Value per Unit for Class C was $1.5790 (February 29, 2012) and the lowest was $0.9682 (April 30, 2005).

The highest month-end Net Asset Value per Unit for Class D was $2.0448 (December 31, 2014) and the lowest was $0.9702 (April 30, 2005). The highest month-end Net Asset Value per Unit for Class I was $1.7810 (December 31, 2014) and the lowest was $0.9693 (April 30, 2005). The highest month-end Net Asset Value per Unit for Class DS was $2.0290 (December 31, 2014) and the lowest was $1.1631 (March 30, 2007).  The highest month-end Net Asset Value per Unit for Class DT was $2.1534 (December 31, 2014) and the lowest was $1.1828 (August 30, 2007). The highest month-end Net Asset Value per Unit for Class M was $1.0933 (December 31, 2014) and the lowest was $0.7867 (March 15, 2014).

The Net Asset Value of the Fund is generally calculated in accordance with generally accepted accounting principles (“GAAP”). However, the Fund’s Limited Liability Company Operating Agreement allows the Sponsor to depart from GAAP in calculating the Fund’s Net Asset Value for all purposes other than for financial statement purposes, including for purposes of subscriptions and redemptions and fee calculations, if the Sponsor determines in its good-faith discretion that this departure is advisable in order to better reflect the true value of any asset or amount of any liability, or to further the fair and equitable treatment of investors.  The Sponsor may depart from GAAP in calculating the Fund’s Net Asset Value for these purposes if, for example, it determines that application of GAAP would cause an expense to be taken in a particular fiscal period — and therefore borne only by investors who hold Units during such period — but the Sponsor determines that it is more appropriate to spread such expense over additional fiscal periods.  In the event that the Sponsor departs from GAAP in calculating the Fund’s Net Asset Value for purposes of subscriptions and redemptions, calculation of fees and other non-financial statement purposes, the Fund’s audited financial statements will continue to be determined in accordance with GAAP.

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

Although the Trading Advisor’s Trading Program is continually evolving, there were no fundamental or material changes to the Trading Program during the 2014 fiscal year.

Forward Contracts and Counterparties

Currently, the only forward contracts entered into by the Fund are currency forwards.  MLI is the only counterparty to these forward contracts.  In the future the Fund may enter into other types of forwards and/or use other counterparties.  The standard terms of forward contracts entered into by the Fund are the term, the currency, the exchange rate, the principal amount and, in some cases the definition of a “disruption event,” i.e., a contingency pricing and settlement mechanism if an event occurs that causes the unavailability of the relevant exchange rate.  Forwards are governed by International Swaps and Derivatives Association documentation, and, in some cases, also by EMTA, Inc. documentation.

Employees

The Fund has no employees.

Use of Proceeds and Cash Management Income

Subscription Proceeds

The Fund’s cash is used as security for and to pay the Fund’s trading losses as well as its expenses and redemptions.  The primary use of the proceeds of the sale of the Units is to permit the Trading Advisor to trade on a speculative basis in a wide range of commodities on behalf of the Fund.  While being used for this purpose, the Fund’s assets are also generally available for cash management, as described below under “Cash Management and Interest”.

Markets

The Trading Advisor’s trading involves the speculative trading of listed futures and F/X OTC contracts, although the percentage of the Fund’s assets allocated to either class of contracts will vary from time to time.

The Fund’s commitments to different types of markets — U.S. and non-U.S., regulated and non-regulated — may differ from time to time, as well as over time.  The Fund has no policy restricting its relative commitment to any of these different types of markets.

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

CONDENSED SCHEDULES OF INVESTMENTS

The Fund’s investments, defined as unrealized profit (loss) on open contracts in the Statements of Financial Condition, as of December 31, 2014 and 2013 are as follows:

December 31, 2014

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts/Notional*	Profit (Loss)	Members’ Capital	Contracts/Notional*	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	320	$(176,604)	-0.12%	(897)	$676,248	0.46%	$499,644	0.34%	February 2015 - April 2015
Currencies - Futures	—	—	0.00%	(106)	72,529	0.05%	72,529	0.05%	March 2015
Currencies - Forwards*	177,986,978	(2,561,819)	-1.73%	(305,534,846)	4,117,934	2.79%	1,556,115	1.06%	March 2015
Energy	—	—	0.00%	(627)	3,389,623	2.29%	3,389,623	2.29%	January 2015 - December 2015
Interest rates	4,974	4,862,228	3.29%	(509)	(41,179)	-0.03%	4,821,049	3.26%	March 2015 - June 2017
Metals	358	(930,978)	-0.63%	(502)	613,650	0.42%	(317,328)	-0.21%	February 2015 - April 2015
Stock indices	1,294	1,070,026	0.72%	(158)	(158,225)	-0.11%	911,801	0.61%	January 2015 - March 2015

Total		$2,262,853	1.53%		$8,670,580	5.87%	$10,933,433	7.40%

December 31, 2013

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts/Notional*	Profit (Loss)	Members’ Capital	Contracts/Notional*	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	614	$(278,619)	-0.17%	(1,599)	$1,463,093	0.87%	$1,184,474	0.70%	January 2014 - April 2014
Currencies - Futures	46	17,340	0.01%	(41)	30,336	0.02%	47,676	0.03%	March 2014
Currencies - Forwards*	247,962,905	349,522	0.21%	(231,632,248)	504,714	0.30%	854,236	0.51%	January 2014 - March 2014
Energy	621	(242,123)	-0.14%	(3)	14,452	0.01%	(227,671)	-0.13%	January 2014 - December 2014
Interest rates	3,432	(704,833)	-0.42%	(3,172)	2,147,690	1.28%	1,442,857	0.86%	March 2014 - June 2016
Metals	528	326,364	0.20%	(603)	(304,309)	-0.18%	22,055	0.02%	February 2014 - April 2014
Stock indices	1,589	3,903,721	2.33%	(224)	(23,745)	-0.01%	3,879,976	2.32%	January 2014 - March 2014

Total		$3,371,372	2.02%		$3,832,231	2.29%	$7,203,603	4.31%

*Currencies — Forwards present notional amounts as converted to USD.

No individual contract’s unrealized profit or loss comprised greater than 5% of Members’ Capital as of December 31, 2014 and December 31, 2013. With respect to each commodity industry sector listed in the above chart, the net unrealized profit (loss) on open positions is the sum of the unrealized profits (loss) of long positions and short positions of the open contracts, netting unrealized losses against unrealized profits as applicable. Net unrealized profit and loss provides a rough measure of the exposure of the Fund to the various sectors as of the date listed, although such exposure can change at any time

Margin

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

As of December 31, 2014 the Fund employed $15,651,421 and $10,093,241 as initial margin to support futures and forward positions, respectively, representing approximately 9.73% and 6.27%, respectively, of the Fund’s total assets as of such date.

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

•                        pledged as collateral to MLI for OTC forwards or options on forwards or to other OTC prime brokers for other OTC investments;

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

Typically the vast majority of the Fund’s assets are held in segregated or secured accounts with MLPF&S.  In general, approximately 10% to 30% of the Fund’s assets are expected to be required as margin or collateral at any one time.  Approximately 90% of the Fund’s assets are held in customer segregated accounts at MLPF&S pursuant to applicable Commodity Futures Trading Commission (“CFTC”) regulations to margin U.S. exchange-traded futures contracts and options thereon, or in customer secured accounts at MLPF&S and used to margin futures trading on non-U.S. exchanges pursuant to CFTC regulations.  The remaining approximately 10% is expected to be deposited with MLI, other OTC prime brokers, or one or more third-party collateral custodians as margin for OTC trades.  These amounts could be substantially higher or lower and there is no obligation to maintain margin or collateral within these or any other specific ranges.

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

MLAI, as sponsor of the Fund, has a general policy of maintaining clearing and prime brokerage arrangements with its BAC affiliates, such as MLPF&S and MLI, although MLAI may, nevertheless, engage unaffiliated service providers as clearing brokers or prime brokers for the Fund.  Other affiliates may from time to time be involved in the clearing, custody or investment of the Fund’s assets, including as prime brokers.  However, the vast majority of the Fund’s assets are held with, and therefore subject to the credit risk of, MLPF&S.  MLAI believes that its policy is in the best interest of investors due to the enhanced dependability and quality of service provided by MLPF&S and MLI to FuturesAccess as a result of MLAI’s relationship and shared corporate infrastructure with these affiliates.  In addition, MLAI believes that MLPF&S is well capitalized and that the Fund benefits from the transparency provided to MLAI, as an affiliate of MLPF&S, into the controls MLPF&S has implemented to comply with the various regulatory requirements designed to protect customer funds.  However, there nonetheless exists a substantial risk of loss with respect to each of the above custody arrangements in the event of the bankruptcy or insolvency of MLI or MLPF&S if it does not properly segregate customer funds.  See “Risk Factors — Risk of Loss Due to the Bankruptcy or Failure of Counterparties, Custodians, Brokers and Exchanges” below for a more detailed discussion of these risks.

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

Charges

The following table summarizes the charges incurred by the Fund for the years ended December 31, 2014, 2013 and 2012.

	2014		2013		2012
Charges	Dollar Amount	% of Average Month-End Net Assets	Dollar Amount	% of Average Month-End Net Assets	Dollar Amount	% of Average Month-End Net Assets
Other Expenses	$569,336	0.41%	$1,958,518	0.85%	$962,052	0.32%
Sponsor fees	2,114,944	1.52%	3,496,422	1.51%	4,335,920	1.45%
Management fees	2,778,896	2.00%	4,599,613	1.99%	6,063,474	2.02%
Performance fees	3,723,195	2.68%	—	0.00%	19,461	0.01%
Total	$9,186,371	6.61%	$10,054,553	4.35%	$11,380,907	3.80%

The foregoing table does not reflect:  (i) the bid-ask spreads paid by the Fund on it forward trading, (ii) brokerage commissions, (iii) the benefits which may be derived by BAC from the deposit of certain of the Fund’s U.S. dollar assets maintained at MLPF&S, or (iv) sales commissions payable in connection with the sales of Class A, Class D and Class I Units of the Fund.  Bid-ask spreads and brokerage commissions are components of the trading profit or loss of the Fund which are netted against realized and unrealized trading gains or losses in determining trading profit or loss.  Benefits derived by BAC from the deposit of the Fund’s assets at MLPF&S are neither a direct expense of the Fund nor readily quantifiable.  Aggregate sales commissions are not included in the table of charges because they are not an expense of the Fund, but rather are paid to MLPF&S out of an investor’s subscription proceeds and therefore reduce the amount invested in the Fund by the investor.

The Fund’s average month-end Net Assets during 2014, 2013 and 2012 equaled $138,955,668, $231,463,799 and $299,617,773, respectively.

During 2014, the Fund earned $3,957 in interest income, or approximately 0.00% of the Fund’s average month-end Net Assets. During 2013, the interest expense for the Fund was $8,964, or approximately 0.00% of the Fund’s average month-end Net Assets. During 2012, the interest expense for the Fund was $9, or approximately 0.00% of the Fund’s average month-end Net Assets.

Description of Current Charges

Recipient	Nature of Payment	Amount of Payment

MLPF&S	Brokerage Commissions

During 2014, 2013 and 2012 the average round-turn (each purchase and sale or sale and purchase of a single futures contract) rate of the Fund’s Brokerage Commissions was approximately $5.94, $5.50 and $5.64, respectively.

MLPF&S	Use of assets	BAC may derive an economic benefit from the deposit of certain of the Fund’s U.S. dollar assets in accounts maintained at MLPF&S.

MLAI	Sponsor fee

The Fund charges Sponsor fees on the month-end Net Asset Value at annual rates equal to 1.5% for Class A Units, 2.5% for Class C Units and 1.1% for Class I Units. Class D Units, Class DS Units, Class DT Units and Class M Units are not charged a Sponsor fee. No Sponsor fees are charged to Class M Units because investors purchasing Class M Units are subject to asset-based fees on BAC managed accounts in which the Class M Units are held.

MLPF&S	Sales commissions

Class A Units are subject to upfront sales commissions paid to MLPF&S ranging from 1.0% to 2.5% of an investor’s gross subscription amount. Class D and Class I Units are subject to upfront sales commissions paid to MLPF&S up to 2.5% of an investor’s gross subscription amount. The rate assessed to a subscription is based on the subscription amount. Sales commissions are deducted from subscription amounts. Units purchased and reflected in the Fund records are net of any commissions charged by MLPF&S. Class C, Class DS, Class DT and Class M Units are not subject to upfront sales commissions. No upfront sales commission is charged to Class M Units because investors purchasing Class M Units are subject to asset-based fees on BAC managed accounts in which the Class M Units are held.

MLI (or an affiliate); Other counterparties	Bid—ask spreads

Bid—ask spreads are not accounted for separately as an accounting item because bid-ask spreads are an integral part of the price paid or received on all contracts for the purposes of generally accepted accounting principles.

MLI (or an affiliate); Other counterparties	EFP differentials

Certain of the Fund’s currency trades may be executed in the form of “exchange of futures for physical” transactions, in which a counterparty (which may be MLI or an affiliate) receives an additional “differential” spread for exchanging the Fund’s cash currency positions for equivalent futures positions.

Trading Advisor and MLAI	Performance fees

With respect to calendar year 2014, a 20% annual performance fee was payable to the Trading Advisor with respect to Class A, Class C, Class I, Class D, Class DS and Class M Units and a 15% annual performance fee was payable with respect to Class DT Units. The performance fee is calculated based on any increase in the aggregate Net Asset Value of the Classes of Units subject to the same rate of performance fees (“Class Group”), taken together, in excess of the Class Group’s highest Net Asset Value as of any previous December 31 after adjustment for subscriptions and the performance fee then paid (“High Water Mark”). The performance fee is also paid on net redemptions. Net Asset Value for purposes of calculating the performance fee does not include any interest income earned by the Fund. Effective as of January 1, 2015, the performance fees will be calculated and paid as of the end of each calendar quarter, rather than annually. With respect to calendar year 2014, the Trading Advisor has agreed to share 25% of its performance fees with MLAI in order to defray costs in connection with and in consideration of BAC providing certain administrative and operational support for the Fund. This fee sharing does not apply in respect of Class DT Units. Effective as of January 1, 2015, the Trading Advisor no longer shares any of the performance fees with MLAI (although the sharing percentage in respect of management fees has increased as described in the next paragraph).

Trading Advisor and MLAI	Management fees

The Fund pays monthly management fees to the Trading Advisor based on the month-end Net Asset Value of the Fund (prior to reduction for the management fees being calculated and any accrued performance fees or Sponsor fees). The management fee rate is 2.0% per year for all Classes of Units, except for Class DT Units which is charged a 1.5% annual rate. With respect to calendar year 2014, the Trading Advisor has agreed to share 25% of its management fees with MLAI in order to defray costs in connection with and in consideration of BAC providing certain administrative and operational support for the Fund. This fee sharing does not apply in respect of Class DT Units. Effective as of January 1, 2015, the fee sharing arrangement between the Trading Advisor and MLAI has been changed to provide for the Trading Advisor to share 50% of the management fees with MLAI (other than with respect to Class DT Units).

Others	Operating expense of the Fund including audit, legal and tax services	Actual payments to third parties.

MLAI	Ongoing Offering Costs Reimbursed	Actual costs incurred.

Regulation

The CFTC has delegated to the National Futures Association (“NFA”) responsibility for the registration of “commodity trading advisors,” “commodity pool operators,” “futures commission merchants,” “introducing brokers” and their respective associated persons, and “floor brokers” and “floor traders.”  The Commodity Exchange Act (“CEA”) requires commodity pool operators such as MLAI, commodity trading advisors such as the Trading Advisor and commodity brokers or FCMs such as MLPF&S to be registered and to comply with various reporting and record keeping requirements.  CFTC regulations also require FCMs to maintain a minimum level of net capital.  In addition, the CFTC and certain commodities exchanges have established limits referred to as “speculative position limits” on the maximum net long or net short speculative positions that any person may hold or control in any particular futures or options contracts traded on U.S. commodities exchanges.  All accounts owned or managed by the Trading Advisor will be combined for position limit purposes.  The Trading Advisor could be required to liquidate positions in order to comply with such limits.  Any such liquidation could result in substantial costs to the Fund.  In addition, many futures exchanges impose limits beyond which the price of a futures contract may not trade during the course of a trading day, and there is a potential for a futures contract to reach its daily price limit for several days in a row, making it impossible for the Trading Advisor to liquidate a position and thereby experiencing dramatic losses.  Currency forward contracts are not regulated as “swaps” under the CEA, but are subject to governmental regulation such as mandatory reporting and business conduct standards for swap dealers and major swap participants to the extent otherwise applicable to swaps under the CEA and applicable rules of the CFTC, see Item 1A “Risk Factors—F/X Forward Trading” and “—Regulatory Changes Could Restrict the Fund’s Operations.”

Other than in respect of the registration requirements pertaining to the Fund’s securities under Section 12(g) of the Securities Exchange Act of 1934 (the “Securities Exchange Act”) the Fund is generally not subject to regulation by the Securities and Exchange Commission (the “SEC”).  However, MLAI is registered as an “investment adviser” under the Investment Advisers Act of 1940.  MLPF&S is also regulated by the SEC and the Financial Industry Regulatory Authority (“FINRA”).

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

F/X Forward Trading

The Fund may trade currencies in the F/X Markets, in addition to its trading in the futures markets.  Prospective investors must recognize that F/X forward trading takes place in unregulated markets, rather than on futures exchanges or swap execution facilities, and may, but does not now, take place through “retail” F/X Markets subject to the jurisdiction of the CFTC or other regulatory bodies.  The responsibility for performing under a particular forward transaction currently rests solely with the counterparties to that transaction, not with any exchange or clearinghouse.  As a result, the Fund is exposed to the credit risk of the OTC counterparties with which it trades F/X forwards and deposits collateral, including that of MLI.  See “Risk of Loss Due to the Bankruptcy or Failure of Counterparties, Custodians, Brokers and Exchanges” in this section below.

The Fund is also subject to the risk that a forward counterparty may not settle a transaction in accordance with its terms, because the counterparty is unwilling or unable to do so, potentially resulting in significant losses. A counterparty’s failure to perform could occur in respect of an offsetting forward contract on which the Fund remains obligated to perform.  The Fund will not, however, be excused from performance under any forward contracts into which it has entered due to defaults under other forward contracts.  In addition, counterparties to forwards generally have the right to terminate trades under a number of circumstances including, for example, declines in the Fund’s net assets and certain “key person” events.  Any premature termination of the Fund’s currency forward trades could result in significant losses for the Fund, because the Fund may be unable to quickly re-establish those trades and may only be able to do so at disadvantageous prices.  Forward market counterparties are under no obligation to enter into forward transactions with the Fund, including transactions through which the Fund is attempting to liquidate open positions.  In addition, the prices offered for the same forward contract may vary significantly among different forward market participants.

As a result of The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”), the CFTC now regulates non-deliverable forwards as swaps, including deliverable forwards where the parties do not take delivery.  Although non-deliverable forwards are not currently required to be executed in regulated markets, such as futures exchanges or swap execution facilities, this may change in the future. See “Regulatory Changes Could Restrict the Fund’s Operations” in this section below.

Dodd-Frank amended the definition of “eligible contract participant,” and the Fund expects to meet the amended definition so long as its total assets exceed $10 million.  If the Fund does not meet the definition of “eligible contract participant,” it could lead to the Fund’s bearing higher upfront and mark-to-market margin, less favorable trade pricing, and the possible imposition of new or increased fees.  “Retail forex” markets could also be significantly less liquid than the interbank market.  Moreover, the creditworthiness of the counterparties with whom the Fund may be required to trade could be significantly weaker than the creditworthiness of MLI and the currency forward counterparties with which the Fund would otherwise engage for its currency forward transactions.

The imposition of credit controls by governmental authorities or the implementation of regulations pursuant to Dodd-Frank might limit forward trading to less than that which the Sponsor would otherwise recommend, to the possible detriment of the Fund.

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

The Fund’s investments in uncleared OTC derivatives are subject to greater risk of counterparty default and less liquidity than exchange-traded derivatives, although derivatives traded on regulated exchanges or execution facilities are subject to risk of failure of the exchange or facility on which they are traded and the clearinghouse through which they are guaranteed.  Counterparty risk includes not only the risk of default and failure to pay mark-to-market amounts and return risk premium, if any, but also the risk that the market value of OTC derivatives will fall if the creditworthiness of the counterparties to those derivatives weakens.

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

The aggregate capital committed to the managed futures sector in general is also near its all-time high.  The more capital that is traded in these markets, or that is committed to any one particular strategy, the greater the competition for a finite number of positions and the less the profit potential for all strategies or for any particular strategy.

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

Changes in Trading Program

The Trading Advisor may make material changes to the Trading Program without the knowledge of MLAI.  It is virtually impossible for MLAI to detect these changes, particularly given the confidential, proprietary, systematic and/or quantitative nature of the Trading Program strategies, customarily referred to as “black box strategies.”

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

In October 2011, the CFTC adopted rules that, among other things, established a separate position limits regime for 28 so-called “exempt,” i.e., metals and energy, and agricultural futures and options contracts and their economically equivalent swap contracts.  Position limits in spot months were generally set at 25% of the official estimated deliverable supply of the underlying commodity while position limits related to non-spot months were generally set at 10% of open interest in the first 25,000 contracts and 2.5% of the open interest thereafter.  Those proposed speculative position limits were vacated by a United States District Court, but the CFTC has proposed a new set of speculative position limits which are not yet finalized.  If the current proposal is approved, the size or duration of positions available to the Fund may be further limited.

In addition, Dodd-Frank significantly expands the CFTC’s authority to impose position limits with respect to futures contracts, options on futures contracts, swaps that are economically equivalent to futures or options on futures, swaps that are traded on a regulated exchange and certain swaps that perform a significant price discovery function.

The Sponsor is subject to CFTC-imposed position limits through its control of the Fund, and will have to aggregate positions of certain FuturesAccess Funds in determining whether the position limits are reached.  The CFTC’s current position limit proposal would, if implemented in substance, in addition to expanding the contracts subject to CFTC-imposed position limits, narrow certain exemptions from the aggregation requirements, making it more likely that a party such as the Sponsor hiring multiple trading advisors may be required to aggregate the positions controlled by the various trading advisors. Although the Sponsor may claim an exemption from the aggregation requirements for the majority of FuturesAccess Funds, the aggregation of positions of certain FuturesAccess Funds may be required.  If aggregation is required in the Fund’s case, the Trading Advisor may not be able to implement the Trading Program for the Fund in the same manner as for its other clients, causing the Fund to underperform other accounts utilizing the Trading Program, or the Fund may have to liquidate trading positions when the Trading Advisor would otherwise not advise doing so, resulting in losses to the Fund.

Any of the regulations discussed above could adversely affect the Fund in certain circumstances.

Trading on Non-U.S. Exchanges

The Trading Advisor may trade on futures exchanges outside the United States on behalf of the Fund.  Trading on non-U.S. exchanges is not regulated by any U.S. government agency and may involve certain risks not applicable to trading on U.S. exchanges.

For example, some non-U.S. exchanges, in contrast to U.S. exchanges, are “principals’ markets” similar to the forward markets in which performance is the responsibility only of the individual member with whom the Fund has entered into a futures contract and not of any exchange or clearinghouse.  In these cases, the Fund will be subject to the risk of the inability or refusal to perform with respect the individual member with whom the Fund has entered into a futures contract.

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

Risk of Loss Due to the Bankruptcy or Failure of Counterparties, Custodians, Brokers and Exchanges

The Fund is exposed to the risk that the bankruptcy or insolvency of its trading counterparties and other entities holding Fund assets — such as broker-dealers, FCMs, futures exchanges, clearinghouses, banks or other financial institutions, particularly MLPF&S, MLI and their affiliates — could result in all or a substantial portion of the Fund’s assets being lost permanently or impounded for a matter of years pending the final disposition of legal proceedings.  A bankruptcy or insolvency of this kind, or the threat of one, may cause the Sponsor to decide to liquidate the Fund or suspend, limit or otherwise alter trading, perhaps causing the Fund to miss significant profit opportunities.

The Sponsor has historically preferred BAC affiliates in clearing and prime brokerage relationships, and as a result has maintained the vast majority of its cash in futures brokerage accounts with its affiliates.  This policy exposes the Fund to the specific credit risk of these BAC affiliates because balances in these accounts are not subject to FDIC or other form of deposit insurance against loss from failure of the BAC affiliate.  Balances maintained with clearing brokers are, however, subject to the protections for customer segregated, cleared swaps customer accounts and secured accounts discussed below.

The Sponsor’s policy that the Trading Advisor use MLPF&S and MLI may increase the risks of insolvency described above by preventing the diversification of brokers and counterparties used by the Fund.

The Sponsor may have limited control over the selection of counterparties by the Fund.  The Fund also may not be restricted from dealing with any particular counterparty, regulated or unregulated, or from concentrating any or all of its transactions with a single counterparty or limited number of counterparties or from initially transacting, clearing or brokering with a non-BAC broker and from “giving up” those trades to MLPF&S or MLI.  In addition, to the extent assets are held at entities other than MLPF&S and MLI, the Sponsor may have limited ability to assess the extent to which the Trading Advisor maintains the Fund’s assets in unregulated accounts subject to the bankruptcy of the counterparties holding such assets.

The following paragraphs discuss the various uses of the Fund’s assets and the risks of loss — in addition to losses from trading — associated with each use.

Margin for Commodities Trading.  Although the Sponsor believes that MLPF&S is appropriately capitalized to function as the Fund’s FCM, cash posted as margin for commodities trading with MLPF&S is nevertheless subject to the risk of insolvency of MLPF&S.  The Fund maintains cash deposits with MLPF&S in segregated accounts, which are required by CFTC regulations to be separate from its proprietary assets for futures and options trading on U.S. exchanges.  Funds held in segregated accounts are intended to be readily identifiable as customer funds in the event of MLPF&S’s bankruptcy and are expected to be reserved for distribution to customers of MLPF&S.  If MLPF&S did not comply with the segregation requirement, however, the assets of the Fund might not be fully protected.  Even given proper segregation, the Fund may be subject to a risk of loss of its funds because, although CFTC regulations require that FCMs invest customer funds only in certain types of interest bearing financial instruments, these instruments are still subject to credit and market risk.  As a result, if the instruments in which customer segregated funds are invested lose value, there would be a shortfall in customer segregated funds held by MLPF&S in the event of MLPF&S’s insolvency.

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

In addition, if BAC directly or indirectly owns 10% or more of the Fund, which would typically result from BAC providing seed capital to the Fund to help ensure that the Fund has enough capital to commence trading activities, the Fund’s account at MLPF&S would be considered a “proprietary account” under CFTC regulations and the Fund’s assets, including assets used to margin U.S. exchange-traded futures and options, would not be protected as “customer funds.”  If MLPF&S became insolvent at a time when the Fund’s assets on deposit with MLPF&S were not considered customer funds, the Fund would likely lose significantly more as a result of the bankruptcy than would otherwise be the case.  Where BAC provides seed capital it also establishes a regular redemption schedule providing for withdrawal of the capital when the Fund capitalization reaches a certain level.  Once BAC’s ownership of a FuturesAccess Fund falls below 10%, the account of the FuturesAccess Fund will be considered a customer account rather than a proprietary account.

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

To the extent the Fund enters into cleared swap transactions, the Fund will deposit collateral with MLPF&S in cleared swaps customer accounts, which are required by CFTC regulations to be separate from its proprietary collateral posted for cleared swaps transactions.  Cleared swap customer collateral is subject to regulations that closely parallel the regulations governing customer segregated funds but provide certain additional protections to cleared swaps collateral in the event of an FCM or FCM customer default.  For example, in the event of a default of both the FCM and a customer of the FCM, a clearing house is only permitted to access the cleared swaps collateral in the legally separate (but operationally commingled) account of the defaulting cleared swap customer of the FCM, as opposed to the treatment of customer segregated funds, under which the clearing house may access all of the commingled customer segregated funds of a defaulting FCM.

Collateral for OTC Transactions.  Cash pledged as collateral with MLI or any other OTC prime broker for OTC trades is subject to the risk of the insolvency of the prime broker.  Unlike cash posted as margin for commodities trading on regulated exchanges, cash margin for OTC trades is not required to be segregated or held in a secured account.

Bank Deposits.  The vast majority of the cash deposited with banks would be in excess of the limits on federal insurance for deposits, and thus not insured by the FDIC, and would be subject to the risk of bank failure.  Only up to $250,000 held in non-interest bearing demand deposit accounts is insured under the FDIC’s general deposit insurance rules.

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

Recent events underscore the risks described above.  Significant losses incurred by many investment funds in relation to the bankruptcy and/or administration of Lehman Brothers Holdings Inc. and its affiliates illustrate the risks incurred in both derivatives trading and custody/brokerage arrangements.  The bankruptcy liquidation of MF Global Inc. also demonstrates that even customer funds subject to segregation requirements may be difficult for an FCM to locate, and customer funds held by an FCM in bankruptcy may not be distributed promptly and may be subject to a lengthy claims process.

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

Dodd-Frank includes provisions that substantially increase the regulation of the OTC derivatives markets.  Regulations implementing Dodd-Frank will ultimately require that a substantial portion of derivatives currently traded over the counter be executed in regulated markets and/or be submitted for clearing to regulated clearinghouses.  Those OTC derivatives may include OTC F/X forwards and swaps which may be traded by the Fund.

Although the U.S. Treasury has the discretion to exclude F/X forwards and swaps from certain of the new regulatory requirements, it has done so to date only in limited circumstances.  Forwards and swaps that are not so excluded may be required by Dodd-Frank to be centrally cleared or traded on a regulated market. Dodd-Frank may also require other OTC derivatives traded by the Fund, if any, to be centrally cleared or traded on a regulated market.  This may subject the Fund, the Trading Advisor, the Sponsor and/or the Fund’s counterparties to additional regulatory requirements. Certain of these regulatory requirements could affect the Fund, the Trading Advisor or the Sponsor directly, while others could impact the Fund, the Trading Advisor or the Sponsor indirectly due to the impact of the requirements on the Fund’s counterparties.  For example, OTC derivative dealers are now required to be registered with the CFTC and are subject to new minimum capital and margin requirements, business conduct standards, disclosure requirements, reporting and recordkeeping requirements, transparency requirements, position limits, limitations on conflicts of interest and other regulatory burdens. These new regulatory burdens have and will continue to increase the counterparties’ costs, which are generally passed through to other market participants such as the Fund in the form of higher fees, including clearing account maintenance fees, and less favorable dealer marks.  They may also render certain strategies in which the Trading Advisor might otherwise engage impossible, or so costly that they will no longer be economical, to implement.

The CFTC also will require a substantial portion of derivative transactions that are currently executed on a bi-lateral basis in the OTC markets to be executed through a regulated security, futures or swap exchange or execution facility.  Certain CFTC-regulated derivatives trades are currently subject to these rules. Such requirements may make it more difficult and costly for investment funds, including the Fund, to enter into highly tailored or customized transactions.  They may also render certain strategies in which the Fund might otherwise engage impossible or so costly that they will no longer be economical to implement.

Although Dodd-Frank will require many OTC derivative transactions previously entered into on a principal-to-principal basis to be submitted for clearing by a regulated clearinghouse, some of the derivatives that may be traded by the Fund may not be centrally cleared.  The risk of counterparty non-performance can be significant in the case of these OTC instruments, and bid-ask spreads may be unusually wide in these heretofore substantially unregulated markets.  While Dodd-Frank is intended in part to reduce these risks, its success in this respect may not be evident for some time after Dodd-Frank is fully implemented, a process that may take several years.  In addition, while Dodd-Frank’s requirement that certain swaps be traded on a regulated market is intended to improve transparency in the market for these swaps, and may for more liquid swaps decrease trading costs, it may actually increase trading costs for less liquid swaps.

The overall impact of Dodd-Frank on the Fund remains highly uncertain and it is unclear how the OTC derivatives markets will adapt to this new regulatory regime, along with additional, sometimes overlapping, regulatory requirements imposed by non-U.S. regulators.

On August 16, 2012, the European Market Infrastructure Regulation became effective (“EMIR”).  EMIR introduces certain requirements in respect of derivative contracts, which will apply primarily to “financial counterparties” (“FCs”) such as European Union (“E.U.”) authorized investment firms, credit institutions, insurance companies, funds regulated under the E.U. Undertakings for Collective Investment in Transferable Securities Directives, referred to as “UCITS,” and alternative investment funds managed by E.U. authorized alternative investment fund managers, and “non-financial counterparties” (“NFCs”), which are entities established in the E.U. that are not financial counterparties.  NFCs whose transactions in OTC derivative contracts exceed EMIR’s prescribed clearing threshold (“NFC+s”) are generally subject to more stringent requirements under EMIR than NFCs whose transactions in OTC derivative contracts do not exceed such clearing threshold, including because such contracts are excluded from the threshold calculation on the basis that they are concluded in order to reduce risks directly relating to the NFC’s commercial activity or treasury financing activity (“NFC-s”).

Broadly, EMIR’s requirements in respect of derivative contracts are (i) mandatory clearing of OTC derivative contracts declared subject to the clearing obligation; (ii) risk mitigation techniques in respect of uncleared OTC derivative contracts; and (iii) reporting and record-keeping requirements in respect of all derivative contracts.

As FCs and NFCs are required to comply with EMIR’s risk mitigation obligations regardless of the identity of their counterparties, non-EU counterparties such as the Fund are likely to become indirectly subject to such requirements when they transact with EU counterparties, which will require compliance by their non-EU counterparties in order to satisfy their own obligations under EMIR.  EU FCs or NFC+s which transact with a non-EU counterparty that would be classed as an FC or an NFC+ if it had been established in the EU will also be required to ensure that certain specified OTC derivative contracts are cleared through a duly authorised central counterparty.  No class of OTC derivative contracts has as yet been declared subject to mandatory clearing in the EU, although draft legislation covering various classes has been proposed.

Certain risk mitigation obligations under EMIR (such as the obligation to reconcile portfolios and confirm transactions in a timely fashion) have already been implemented through secondary measures, while others, such as the requirement to exchange collateral, are still being finalised.

The EU regulatory framework and legal regime relating to derivatives is set not only by EMIR but also by a new Directive and Regulation containing a package of reforms to the existing Markets in Financial Instruments Directive (Directive 2004/39/EC), collectively referred to as “MiFID II”.  MiFID II was published on June 12, 2014 in the Official Journal of the European Union but the majority of MiFID II’s provisions will only become effective on January 3, 2017.  In particular, MiFID II is expected to require transactions between FCs and NFC+s in sufficiently liquid OTC derivatives to be executed on a trading venue which meets the requirements of the MiFID II regime.  This trading obligation will also extend to FCs and NFC+s which trade with third country counterparties that would be classed as FCs or NFC+s if they were established in the EU.

It is difficult to predict the full impact of these regulatory developments on the Fund. Prospective investors should be aware that the regulatory changes arising from EMIR and MiFID II may in due course significantly raise the costs of entering into derivative contracts and may adversely affect the Fund’s ability to engage in transactions in derivatives.

Banking Regulation

BAC is subject to certain U.S. banking laws, including the Bank Holding Company Act of 1956 (the “BHCA”), and to regulation by the Board of Governors of the Federal Reserve System.  If BAC directly, or indirectly through its subsidiaries, makes capital contributions to the Fund in an aggregate amount such that BAC may be deemed to control the Fund for purposes of the BHCA, or if BAC is otherwise deemed to control the Fund for purposes of the BHCA, the Fund may be subject to certain investment and other limitations.

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

The Fund’s offices are the administrative offices of MLAI (Merrill Lynch Alternative Investments LLC, 250 Vesey Street, 11th Floor, New York, New York 10080).  MLAI performs administrative services for the Fund from MLAI’s offices.

Item 3:        Legal Proceedings

None.

Item 4:        Mine Safety Disclosures

Not applicable.

PART II

Item 5:        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 5(a)

(a)                                 Market Information:

There is no established public trading market for the Units. Investors in the Fund generally may redeem any or all of their Units at Net Asset Value, in whole or fractional Units, effective as of (i) the 15th calendar day of each month and/or (ii) the last calendar day of each month (each a “Redemption Date”), upon submitting a redemption request by the “Subscription/Redemption Notice Date,” which is eight business days prior to the 1st and 16th of every month.  MLAI may eliminate investors’ mid-month redemption right at any time.  The Net Asset Value of redeemed Units is determined as of the Redemption Date.  Investors will remain exposed to fluctuations in Net Asset Value during the period between submission of their redemption request and the applicable Redemption Date.

(b)                                 Holders:

As of December 31, 2014, there were 2,123 holders of Units, none of whom owned 5% or more of the Fund’s Units.

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

CLASS A

	Subscription
	Amount	Units	NAV (1)
1/01/2014	$—	—	$1.3517
1/16/2014	—	—	1.3211
2/01/2014	24,600	19,195	1.2721
2/16/2014	14,850	11,593	1.2714
3/01/2014	—	—	1.2908
3/16/2014	9,850	7,747	1.2608
4/01/2014	11,760	9,194	1.2686
4/16/2014	9,800	7,631	1.2736
5/01/2014	—	—	1.2883
5/16/2014	—	—	1.2917
6/01/2014	—	—	1.3128
6/16/2014	34,650	26,033	1.3193
7/01/2014	—	—	1.3311
7/16/2014	—	—	1.3378
8/01/2014	—	—	1.3252
8/16/2014	7,571	5,491	1.3665
9/01/2014	—	—	1.3934
9/16/2014	—	—	1.3470
10/01/2014	—	—	1.4078
10/16/2014	—	—	1.4882
11/01/2014	—	—	1.4612
11/16/2014	—	—	1.5124
12/01/2014	—	—	1.6232
12/16/2014	—	—	1.6557
1/01/2015	99,000	56,717	1.7318
1/16/2015	34,525	19,509	1.7560
2/1/2015	9,750	5,344	1.8109

CLASS C

	Subscription
	Amount	Units	NAV (1)
1/01/2014	$335,198	267,923	$1.2426
1/16/2014	85,000	69,524	1.2140
2/01/2014	328,000	278,627	1.1684
2/16/2014	94,000	79,918	1.1673
3/01/2014	129,000	108,022	1.1849
3/16/2014	438,000	375,547	1.1568
4/01/2014	74,000	63,086	1.1633
4/16/2014	378,000	321,128	1.1673
5/01/2014	40,644	34,146	1.1804
5/16/2014	29,000	24,308	1.1827
6/01/2014	9,485	7,824	1.2015
6/16/2014	65,000	53,367	1.2071
7/01/2014	262,768	213,911	1.2175
7/16/2014	134,000	108,572	1.2232
8/01/2014	480,000	392,670	1.2113
8/16/2014	89,000	70,652	1.2486
9/01/2014	76,635	59,698	1.2725
9/16/2014	210,000	169,232	1.2296
10/01/2014	140,554	108,452	1.2845
10/16/2014	30,000	21,914	1.3574
11/01/2014	100,000	74,405	1.3323
11/16/2014	—	—	1.3786
12/01/2014	95,000	63,720	1.4790
12/16/2014	65,000	42,769	1.5079
1/01/2015	312,000	196,387	1.5768
1/16/2015	75,000	46,584	1.5981
2/1/2015	295,929	178,346	1.6474

CLASS D

	Subscription
	Amount	Units	NAV (1)
1/01/2014	$—	—	$1.5681
1/16/2014	—	—	1.5338
2/01/2014	—	—	1.4779
2/16/2014	—	—	1.4783
3/01/2014	—	—	1.5027
3/16/2014	—	—	1.4689
4/01/2014	—	—	1.4773
4/16/2014	—	—	1.4842
5/01/2014	—	—	1.5025
5/16/2014	—	—	1.5075
6/01/2014	—	—	1.5335
6/16/2014	—	—	1.5426
7/01/2014	—	—	1.5556
7/16/2014	—	—	1.5646
8/01/2014	—	—	1.5511
8/16/2014	—	—	1.6005
9/01/2014	—	—	1.6331
9/16/2014	—	—	1.5798
10/01/2014	—	—	1.6514
10/16/2014	—	—	1.7514
11/01/2014	—	—	1.7211
11/16/2014	—	—	1.7826
12/01/2014	—	—	1.9142
12/16/2014	—	—	1.9536
1/01/2015	—	—	2.0448
1/16/2015	—	—	2.0746
2/1/2015	—	—	2.1406

CLASS I

	Subscription
	Amount	Units	NAV (1)
1/01/2014	$—	—	$1.3987
1/16/2014	—	—	1.3672
2/01/2014	—	—	1.3167
2/16/2014	—	—	1.3163
3/01/2014	—	—	1.3360
3/16/2014	—	—	1.3053
4/01/2014	—	—	1.3134
4/16/2014	—	—	1.3189
5/01/2014	—	—	1.3346
5/16/2014	—	—	1.3377
6/01/2014	—	—	1.3591
6/16/2014	—	—	1.3508
7/01/2014	—	—	1.3800
7/16/2014	—	—	1.3873
8/01/2014	—	—	1.3745
8/16/2014	—	—	1.4176
9/01/2014	—	—	1.4458
9/16/2014	—	—	1.3980
10/01/2014	—	—	1.4611
10/16/2014	—	—	1.5265
11/01/2014	—	—	1.4986
11/16/2014	—	—	1.5522
12/01/2014	—	—	1.6678
12/16/2014	—	—	1.7018
1/01/2015	—	—	1.7810
1/16/2015	—	—	1.8064
2/1/2015	—	—	1.8638

CLASS DS

	Subscription
	Amount	Units	NAV (1)
1/01/2014	$—	—	$1.5609
1/16/2014	—	—	1.5266
2/01/2014	—	—	1.4709
2/16/2014	—	—	1.4710
3/01/2014	—	—	1.4952
3/16/2014	—	—	1.4613
4/01/2014	1,717,495	1,158,278	1.4710
4/16/2014	—	—	1.4777
5/01/2014	—	—	1.4957
5/16/2014	—	—	1.4998
6/01/2014	89,767	58,336	1.5258
6/16/2014	—	—	1.5345
7/01/2014	—	—	1.5486
7/16/2014	—	—	1.5573
8/01/2014	—	—	1.5435
8/16/2014	—	—	1.5924
9/01/2014	23,580	14,380	1.6248
9/16/2014	442,903	279,117	1.5718
10/01/2014	—	—	1.6439
10/16/2014	—	—	1.7389
11/01/2014	374,729	217,360	1.7086
11/16/2014	—	—	1.7698
12/01/2014	—	—	1.9003
12/16/2014	—	—	1.9388
1/01/2015	—	—	2.0290
1/16/2015	—	—	2.0586
2/1/2015	—	—	2.1243

CLASS DT

	Subscription
	Amount	Units	NAV (1)
1/01/2014	$—	—	$1.6420
1/16/2014	—	—	1.6064
2/01/2014	—	—	1.5481
2/16/2014	—	—	1.5488
3/01/2014	—	—	1.5744
3/16/2014	—	—	1.5393
4/01/2014	—	—	1.5495
4/16/2014	—	—	1.5570
5/01/2014	—	—	1.5762
5/16/2014	—	—	1.5817
6/01/2014	—	—	1.6091
6/16/2014	—	—	1.6189
7/01/2014	—	—	1.6335
7/16/2014	—	—	1.6433
8/01/2014	—	—	1.6287
8/16/2014	—	—	1.6810
9/01/2014	—	—	1.7152
9/16/2014	—	—	1.6596
10/01/2014	—	—	1.7366
10/16/2014	—	—	1.8377
11/01/2014	—	—	1.8054
11/16/2014	—	—	1.8704
12/01/2014	—	—	2.0078
12/16/2014	—	—	2.0522
1/01/2015	—	—	2.1534
1/16/2015	—	—	2.1872
2/1/2015	—	—	2.2617

CLASS M

	Subscription
	Amount	Units	NAV (1)
1/01/2014	$33,000	39,053	$0.8365
1/16/2014	—	—	0.8180
2/01/2014	—	—	0.7870
2/16/2014	—	—	0.7871
3/01/2014	3,118,868	3,850,455	0.7998
3/16/2014	—	—	0.7867
4/01/2014	329,000	412,695	0.7906
4/16/2014	—	—	0.7943
5/01/2014	57,666	71,131	0.8040
5/16/2014	—	—	0.8066
6/01/2014	—	—	0.8204
6/16/2014	—	—	0.8252
7/01/2014	—	—	0.8327
7/16/2014	—	—	0.8375
8/01/2014	25,000	29,840	0.8302
8/16/2014	24,000	27,771	0.8565
9/01/2014	—	—	0.8737
9/16/2014	—	—	0.8452
10/01/2014	—	—	0.8841
10/16/2014	—	—	0.9370
11/01/2014	—	—	0.9207
11/16/2014	—	—	0.9536
12/01/2014	—	—	1.0235
12/16/2014	—	—	1.0445
1/01/2015	—	—	1.0933
1/16/2015	—	—	1.1092
2/1/2015	55,000	47,764	1.1446

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

Item 5(b)

Not applicable.

Item 5(c)

Not applicable.

Item 6:   Selected Financial Data

The following selected financial data has been derived from the financial statements of the Fund.

Statements of Operations	For the year ended December 31, 2014	For the year ended December 31, 2013	For the year ended December 31, 2012	For the year ended December 31, 2011	For the year ended December 31, 2010

Trading profit (loss)
Realized, net	$39,183,017	$(8,226,582)	$(21,798,094)	$34,448,070	$33,030,812
Change in unrealized, net	3,729,830	3,403,467	(3,325,837)	(6,723,263)	14,819,710
Brokerage commissions	(562,521)	(837,585)	(853,631)	(667,386)	(631,326)
Total trading profit (loss)	42,350,326	(5,660,700)	(25,977,562)	27,057,421	47,219,196

INVESTMENT INCOME (EXPENSE):
Interest	3,957	(8,964)	(9)	22,505	(922)

EXPENSES:
Management fees	2,778,896	4,599,613	6,063,474	5,916,501	5,133,812
Performance fees	3,723,195	—	19,461	3,958,922	2,071,209
Sponsor fees	2,114,944	3,496,422	4,335,920	3,238,858	2,432,882
Other	569,336	1,958,518	962,052	640,865	560,827
Total Expenses	9,186,371	10,054,553	11,380,907	13,755,146	10,198,730

NET INVESTMENT INCOME (LOSS)	(9,182,414)	(10,063,517)	(11,380,916)	(13,732,641)	(10,199,652)

NET INCOME (LOSS)	$33,167,912	$(15,724,217)	$(37,358,478)	$13,324,780	$37,019,544

Balance Sheet Data	December 31, 2014	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2010

Members’ Capital	$147,800,719	$167,217,495	$272,240,993	$305,517,684	$281,431,373
Net Asset Value per Class A Unit	1.7318	1.3517	1.4498	1.6405	1.5811
Net Asset Value per Class C Unit	1.5768	1.2426	1.3462	1.5386	1.4978
Net Asset Value per Class D Unit	2.0448	1.5681	1.6565	1.8464	1.7531
Net Asset Value per Class I Unit	1.7810	1.3987	1.494	1.6838	1.6163
Net Asset Value per Class DS Unit	2.0290	1.5609	1.6494	1.8386	1.7456
Net Asset Value per Class DT Unit	2.1534	1.6420	1.7271	1.9154	1.8051
Net Asset Value per Class M Unit*	1.0933	0.8365	0.8868	0.0000	0.0000

* Units issued on April 1, 2012

MLAI believes that the Net Asset Value used to calculate subscription and redemption value and report performance to investors is useful information for the members of the Fund.

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS A

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.
2010	n/a	$1.3476	n/a	$1.3807	n/a	$1.4306	n/a	$1.4557	n/a	$1.4097	n/a	$1.4216
2011	n/a	$1.5586	n/a	$1.5969	n/a	$1.5808	n/a	$1.6463	n/a	$1.5722	n/a	$1.5264
2012	n/a	$1.6554	n/a	$1.6864	n/a	$1.6534	n/a	$1.6608	n/a	$1.6683	n/a	$1.5887
2013	$1.4555	$1.4991	$1.5191	$1.4457	$1.4752	$1.4696	$1.5077	$1.5189	$1.4797	$1.4193	$1.3646	$1.4237
2014	$1.3211	$1.2721	$1.2714	$1.2908	$1.2608	$1.2686	$1.2736	$1.2883	$1.2917	$1.3128	$1.3193	$1.3311

	Jul. 15th	Jul.	Aug. 15th	Aug.	Sept. 15th	Sept.	Oct. 15th	Oct.	Nov. 15th	Nov.	Dec. 15th	Dec.
2010	n/a	$1.4004	n/a	$1.4983	n/a	$1.5136	n/a	$1.5703	n/a	$1.5037	n/a	$1.5811
2011	n/a	$1.6323	n/a	$1.6563	n/a	$1.6571	n/a	$1.5951	n/a	$1.6133	n/a	$1.6405
2012	n/a	$1.6362	n/a	$1.5873	n/a	$1.5299	$1.5016	$1.4607	$1.4408	$1.4389	$1.4463	$1.4498
2013	$1.4088	$1.3965	$1.3775	$1.3552	$1.3775	$1.3085	$1.3263	$1.3289	$1.3385	$1.3527	$1.3020	$1.3517
2014	$1.3378	$1.3252	$1.3665	$1.3934	$1.3470	$1.4078	$1.4882	$1.4612	$1.5124	$1.6232	$1.6557	$1.7318

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS C

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.
2010	n/a	$1.2884	n/a	$1.3190	n/a	$1.3655	n/a	$1.3883	n/a	$1.3433	n/a	$1.3535
2011	n/a	$1.4753	n/a	$1.5103	n/a	$1.4938	n/a	$1.5544	n/a	$1.4832	n/a	$1.4388
2012	n/a	$1.5513	n/a	$1.5790	n/a	$1.5468	n/a	$1.5525	n/a	$1.5582	n/a	$1.4826
2013	$1.3510	$1.3908	$1.4088	$1.3402	$1.3669	$1.3612	$1.3959	$1.4057	$1.3688	$1.3124	$1.2613	$1.3154
2014	$1.2140	$1.1684	$1.1673	$1.1849	$1.1568	$1.1633	$1.1673	$1.1804	$1.1827	$1.2015	$1.2071	$1.2175

	Jul. 15th	Jul.	Aug. 15th	Aug.	Sept. 15th	Sept.	Oct. 15th	Oct.	Nov. 15th	Nov.	Dec. 15th	Dec.
2010	n/a	$1.3322	n/a	$1.4241	n/a	$1.4375	n/a	$1.4901	n/a	$1.4257	n/a	$1.4978
2011	n/a	$1.5373	n/a	$1.5587	n/a	$1.5580	n/a	$1.4985	n/a	$1.5143	n/a	$1.5386
2012	n/a	$1.5257	n/a	$1.4788	n/a	$1.4241	$1.3973	$1.3586	$1.3395	$1.3372	$1.3435	$1.3462
2013	$1.3011	$1.2892	$1.2711	$1.2500	$1.2700	$1.2059	$1.2218	$1.2238	$1.2320	$1.2445	$1.1972	$1.2426
2014	$1.2232	$1.2113	$1.2486	$1.2725	$1.2296	$1.2845	$1.3574	$1.3323	$1.3786	$1.4790	$1.5079	$1.5768

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS D

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.
2010	n/a	$1.4738	n/a	$1.5119	n/a	$1.5685	n/a	$1.5980	n/a	$1.5495	n/a	$1.5645
2011	n/a	$1.7304	n/a	$1.7751	n/a	$1.7593	n/a	$1.8345	n/a	$1.7542	n/a	$1.7052
2012	n/a	$1.8656	n/a	$1.9028	n/a	$1.8679	n/a	$1.8787	n/a	$1.8895	n/a	$1.8016
2013	$1.6641	$1.7149	$1.7389	$1.6560	$1.6908	$1.6855	$1.7302	$1.7442	$1.7002	$1.6318	$1.5699	$1.6389
2014	$1.5338	$1.4779	$1.4783	$1.5027	$1.4689	$1.4773	$1.4842	$1.5025	$1.5075	$1.5335	$1.5426	$1.5556

	Jul. 15th	Jul.	Aug. 15th	Aug.	Sept. 15th	Sept.	Oct. 15th	Oct.	Nov. 15th	Nov.	Dec. 15th	Dec.
2010	n/a	$1.5431	n/a	$1.6530	n/a	$1.6719	n/a	$1.7368	n/a	$1.6652	n/a	$1.7531
2011	n/a	$1.8258	n/a	$1.8550	n/a	$1.8581	n/a	$1.7909	n/a	$1.8135	n/a	$1.8464
2012	n/a	$1.8578	n/a	$1.8045	n/a	$1.7414	$1.7103	$1.6647	$1.6431	$1.6419	$1.6515	$1.6565
2013	$1.6228	$1.6097	$1.5888	$1.5640	$1.5907	$1.5120	$1.5337	$1.5344	$1.5437	$1.5616	$1.5040	$1.5681
2014	$1.5646	$1.5511	$1.6005	$1.6331	$1.5798	$1.6514	$1.7514	$1.7211	$1.7826	$1.9142	$1.9536	$2.0448

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS I

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.
2010	n/a	$1.3725	n/a	$1.4068	n/a	$1.4581	n/a	$1.4842	n/a	$1.4378	n/a	$1.4504
2011	n/a	$1.5939	n/a	$1.6336	n/a	$1.6176	n/a	$1.6852	n/a	$1.6099	n/a	$1.5635
2012	n/a	$1.6997	n/a	$1.7320	n/a	$1.6987	n/a	$1.7069	n/a	$1.7152	n/a	$1.6338
2013	$1.5002	$1.5453	$1.5662	$1.4908	$1.5214	$1.5160	$1.5555	$1.5673	$1.5271	$1.4650	$1.4088	$1.4700
2014	$1.3672	$1.3167	$1.3163	$1.3360	$1.3053	$1.3134	$1.3189	$1.3346	$1.3377	$1.3591	$1.3508	$1.3800

	Jul. 15th	Jul.	Aug. 15th	Aug.	Sept. 15th	Sept.	Oct. 15th	Oct.	Nov. 15th	Nov.	Dec. 15th	Dec.
2010	n/a	$1.4292	n/a	$1.5296	n/a	$1.5457	n/a	$1.6043	n/a	$1.5367	n/a	$1.6163
2011	n/a	$1.6725	n/a	$1.6978	n/a	$1.6991	n/a	$1.6361	n/a	$1.6553	n/a	$1.6838
2012	n/a	$1.6833	n/a	$1.6335	n/a	$1.5750	$1.5461	$1.5043	$1.4840	$1.4823	$1.4902	$1.4940
2013	$1.4549	$1.4425	$1.4231	$1.4003	$1.4235	$1.3525	$1.3713	$1.3731	$1.3831	$1.3979	$1.3457	$1.3987
2014	$1.3873	$1.3745	$1.4176	$1.4458	$1.3980	$1.4611	$1.5265	$1.4986	$1.5522	$1.6678	$1.7018	$1.7810

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DS

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.
2010	n/a	$1.4675	n/a	$1.5054	n/a	$1.5618	n/a	$1.5912	n/a	$1.5428	n/a	$1.5578
2011	n/a	$1.7230	n/a	$1.7675	n/a	$1.7518	n/a	$1.8267	n/a	$1.7467	n/a	$1.6979
2012	n/a	$1.8577	n/a	$1.8947	n/a	$1.8600	n/a	$1.8707	n/a	$1.8815	n/a	$1.7939
2013	$1.6570	$1.7076	$1.7315	$1.6489	$1.6836	$1.6783	$1.7229	$1.7367	$1.6929	$1.6249	$1.5632	$1.6319
2014	$1.5266	$1.4709	$1.4710	$1.4952	$1.4613	$1.4710	$1.4777	$1.4957	$1.4998	$1.5258	$1.5345	$1.5486

	Jul. 15th	Jul.	Aug. 15th	Aug.	Sept. 15th	Sept.	Oct. 15th	Oct.	Nov. 15th	Nov.	Dec. 15th	Dec.
2010	n/a	$1.5365	n/a	$1.6459	n/a	$1.6648	n/a	$1.7294	n/a	$1.6581	n/a	$1.7456
2011	n/a	$1.8180	n/a	$1.8471	n/a	$1.8502	n/a	$1.7832	n/a	$1.8058	n/a	$1.8386
2012	n/a	$1.8499	n/a	$1.7968	n/a	$1.7340	$1.7030	$1.6577	$1.6361	$1.6350	$1.6444	$1.6494
2013	$1.6159	$1.6028	$1.5820	$1.5573	$1.5839	$1.5055	$1.5268	$1.5312	$1.5429	$1.5605	$1.5026	$1.5609
2014	$1.5573	$1.5435	$1.5924	$1.6248	$1.5718	$1.6439	$1.7389	$1.7086	$1.7698	$1.9003	$1.9388	$2.0290

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DT

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.
2010	n/a	$1.5081	n/a	$1.5478	n/a	$1.6064	n/a	$1.6373	n/a	$1.5882	n/a	$1.6043
2011	n/a	$1.7824	n/a	$1.8305	n/a	$1.8139	n/a	$1.8970	n/a	$1.8096	n/a	$1.7606
2012	n/a	$1.9372	n/a	$1.9790	n/a	$1.9412	n/a	$1.9537	n/a	$1.9664	n/a	$1.8737
2013	$1.7354	$1.7888	$1.8142	$1.7281	$1.7647	$1.7596	$1.8067	$1.8216	$1.7760	$1.7050	$1.6406	$1.7131
2014	$1.6064	$1.5481	$1.5488	$1.5744	$1.5393	$1.5495	$1.5570	$1.5762	$1.5817	$1.6091	$1.6189	$1.6335

	Jul. 15th	Jul.	Aug. 15th	Aug.	Sept. 15th	Sept.	Oct. 15th	Oct.	Nov. 15th	Nov.	Dec. 15th	Dec.
2010	n/a	$1.5830	n/a	$1.6964	n/a	$1.7166	n/a	$1.7860	n/a	$1.7110	n/a	$1.8051
2011	n/a	$1.8894	n/a	$1.9222	n/a	$1.9263	n/a	$1.8529	n/a	$1.8785	n/a	$1.9154
2012	n/a	$1.9331	n/a	$1.8783	n/a	$1.8134	$1.7814	$1.7343	$1.7121	$1.7113	$1.7215	$1.7271
2013	$1.6966	$1.6832	$1.6617	$1.6361	$1.6644	$1.5824	$1.6054	$1.6100	$1.6232	$1.6417	$1.5817	$1.6420
2014	$1.6433	$1.6287	$1.6810	$1.7152	$1.6596	$1.7366	$1.8377	$1.8054	$1.8704	$2.0078	$2.0522	$2.1534

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS M

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.
2012	n/a	n/a	n/a	n/a	n/a	n/a	n/a	$1.0058	n/a	$1.0116	n/a	$0.9645
2013	$0.8909	$0.9181	$0.9309	$0.8865	$0.9051	$0.9023	$0.9263	$0.9337	$0.9102	$0.8736	$0.8405	$0.8774
2014	$0.8180	$0.7870	$0.7871	$0.7998	$0.7867	$0.7906	$0.7943	$0.8040	$0.8066	$0.8204	$0.8252	$0.8327

	Jul. 15th	Jul.	Aug. 15th	Aug.	Sept. 15th	Sept.	Oct. 15th	Oct.	Nov. 15th	Nov.	Dec. 15th	Dec.
2012	n/a	$0.9946	n/a	$0.9661	n/a	$0.9323	$0.9156	$0.8912	$0.8796	$0.8790	$0.8841	$0.8868
2013	$0.8688	$0.8617	$0.8505	$0.8373	$0.8516	$0.8094	$0.8206	$0.8230	$0.8295	$0.8390	$0.8080	$0.8365
2014	$0.8375	$0.8302	$0.8565	$0.8737	$0.8452	$0.8841	$0.9370	$0.9207	$0.9536	$1.0235	$1.0445	$1.0933

ASPECT FUTURESACCESS LLC

(CLASS A UNITS) (5)

December 31, 2014

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: April 1, 2005

Aggregate Subscriptions:    $66,064,646

Current Capitalization:   $21,386,741

Worst Monthly Drawdown(2):  (8.25)% (June 2009)

Worst Peak-to-Valley Drawdown(3):  (24.70)%  (March 2012 — December 2014)

Net Asset Value per Unit for Class A, December 31, 2014:   $1.7318

Monthly Rates of Return (4)
Month	2014	2013	2012	2011	2010
January	(5.89)%	3.40%	0.91%	(1.42)%	(2.76)%
February	1.47	(3.56)	1.87	2.46	2.46
March	(1.72)	1.65	(1.96)	(1.01)	3.61
April	1.55	3.35	0.45	4.14	1.75
May	1.91	(6.56)	0.45	(4.50)	(3.16)
June	1.39	0.31	(4.77)	(2.91)	0.84
July	(0.44)	(1.91)	2.99	6.94	(1.49)
August	5.15	(2.96)	(2.99)	1.47	6.99
September	1.03	(3.45)	(3.62)	0.05	1.02
October	3.79	1.60	(4.52)	(3.74)	3.75
November	11.09	1.82	(1.49)	1.14	(4.24)
December	6.69	(0.03)	0.76	1.69	5.15
Compound Annual Rate of Return	28.12%	(6.68)%	(11.62)%	3.77%	14.08%

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit.  The inception to date total return is 73.18%.

ASPECT FUTURESACCESS LLC

(CLASS C UNITS) (5)

December 31, 2014

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: April 1, 2005

Aggregate Subscriptions:    $262,886,658

Current Capitalization:   $77,465,333

Worst Monthly Drawdown(2):  (8.33)% (June 2009)

Worst Peak-to-Valley Drawdown(3):  (26.24)%  (March 2012 — December 2014)

Net Asset Value per Unit for Class C, December 31, 2014:   $1.5768

Monthly Rates of Return (4)
Month	2014	2013	2012	2011	2010
January	(5.97)%	3.31%	0.83%	(1.50)%	(2.84)%
February	1.41	(3.64)	1.79	2.37	2.38
March	(1.82)	1.57	(2.04)	(1.09)	3.53
April	1.47	3.27	0.37	4.06	1.67
May	1.79	(6.64)	0.37	(4.58)	(3.24)
June	1.33	0.23	(4.85)	(2.99)	0.76
July	(0.51)	(1.99)	2.91	6.85	(1.57)
August	5.05	(3.04)	(3.07)	1.39	6.90
September	0.94	(3.53)	(3.70)	(0.04)	0.94
October	3.72	1.51	(4.60)	(3.82)	3.66
November	11.01	1.74	(1.58)	1.05	(4.32)
December	6.61	(0.11)	0.67	1.60	5.06
Compound Annual Rate of Return	26.90%	(7.59)%	(12.50)%	2.71%	12.95%

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit. The inception to date total return is 57.68%.

ASPECT FUTURESACCESS LLC

(CLASS D UNITS) (5)

December 31, 2014

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: April 1, 2005

Aggregate Subscriptions:    $43,349,494

Current Capitalization:   $5,075,852

Worst Monthly Drawdown(2):  (8.13)% (June 2009)

Worst Peak-to-Valley Drawdown(3):  (22.29)%  (March 2012 — November 2014)

Net Asset Value per Unit for Class D, December 31, 2014:   $2.0448

Monthly Rates of Return (4)
Month	2014	2013	2012	2011	2010
January	(5.75)%	3.53%	1.03%	(1.29)%	(2.64)%
February	1.68	(3.43)	1.99	2.58	2.59
March	(1.69)	1.78	(1.83)	(0.89)	3.74
April	1.71	3.48	0.58	4.27	1.88
May	2.06	(6.44)	0.57	(4.38)	(3.04)
June	1.44	0.44	(4.65)	(2.79)	0.97
July	(0.29)	(1.78)	3.12	7.07	(1.37)
August	5.29	(2.84)	(2.87)	1.60	7.12
September	1.13	(3.32)	(3.50)	0.17	1.14
October	4.22	1.72	(4.40)	(3.62)	3.88
November	11.22	1.95	(1.37)	1.26	(4.12)
December	6.82	0.10	0.89	1.82	5.28
Compound Annual Rate of Return	30.40%	(5.23)%	(10.29)%	5.33%	15.81%

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit.  The inception to date total return is 104.48%.

ASPECT FUTURESACCESS LLC

(CLASS I UNITS) (5)

December 31, 2014

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: April 1, 2005

Aggregate Subscriptions:    $40,245,601

Current Capitalization:   $2,150,219

Worst Monthly Drawdown(2):  (8.22)%  (June 2009)

Worst Peak-to-Valley Drawdown(3):  (24.09)%  (March 2012 — December 2014)

Net Asset Value per Unit for Class I, December 31, 2014:   $1.7810

Monthly Rates of Return (4)
Month	2014	2013	2012	2011	2010
January	(5.86)%	3.43%	0.94%	(1.39)%	(2.74)%
February	1.46	(3.53)	1.90	2.49	2.50
March	(1.69)	1.69	(1.92)	(0.98)	3.65
April	1.61	3.38	0.48	4.18	1.79
May	1.84	(6.53)	0.49	(4.47)	(3.13)
June	1.54	0.34	(4.74)	(2.88)	0.88
July	(0.40)	(1.87)	3.03	6.97	(1.46)
August	5.19	(2.93)	(2.96)	1.51	7.02
September	1.06	(3.41)	(3.58)	0.08	1.05
October	2.57	1.63	(4.49)	(3.71)	3.79
November	11.29	1.85	(1.46)	1.17	(4.21)
December	6.79	0.00	0.79	1.72	5.18
Compound Annual Rate of Return	27.33%	(6.31)%	(11.27)%	4.17%	14.54%

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit.  The inception to date total return is 78.10%.

ASPECT FUTURESACCESS LLC

(CLASS DS UNITS) (5) (6)

December 31, 2014

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: April 1, 2007

Aggregate Subscriptions:    $117,485,350

Current Capitalization:   $23,951,811

Worst Monthly Drawdown(2):  (8.13)%  (June 2009)

Worst Peak-to-Valley Drawdown(3):  (22.28)%  (March 2012 — November 2014)

Net Asset Value per Unit for Class DS, December 31, 2014:   $2.0290

Monthly Rates of Return (4)
Month	2014	2013	2012	2011	2010
January	(5.77)%	3.53%	1.04%	(1.29)%	(2.64)%
February	1.65	(3.44)	1.99	2.58	2.58
March	(1.62)	1.78	(1.83)	(0.89)	3.75
April	1.68	3.48	0.58	4.28	1.88
May	2.01	(6.44)	0.58	(4.38)	(3.04)
June	1.50	0.43	(4.66)	(2.79)	0.97
July	(0.33)	(1.78)	3.12	7.07	(1.37)
August	5.27	(2.84)	(2.87)	1.60	7.12
September	1.18	(3.33)	(3.50)	0.17	1.15
October	3.94	1.72	(4.40)	(3.62)	3.88
November	11.22	1.95	(1.37)	1.27	(4.12)
December	6.77	0.10	0.88	1.82	5.28
Compound Annual Rate of Return	29.99%	(5.26)%	(10.29)%	5.33%	15.81%

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit. The inception to date total return is 81.01%.

(6) Class DS was previously known as Class D-SM.

ASPECT FUTURESACCESS LLC

(CLASS DT UNITS) (5) (6)

December 31, 2014

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: June 1, 2007

Aggregate Subscriptions:    $122,713,553

Current Capitalization:   $11,715,686

Worst Monthly Drawdown(2):  (8.09)%  (June 2009)

Worst Peak-to-Valley Drawdown(3):  (21.65)%  (March 2012 — November 2014)

Net Asset Value per Unit for Class DT, December 31, 2014:   $2.1534

Monthly Rates of Return (4)
Month	2014	2013	2012	2011	2010
January	(5.72)%	3.57%	1.14%	(1.26)%	(2.60)%
February	1.70	(3.39)	2.16	2.70	2.63
March	(1.58)	1.82	(1.91)	(0.91)	3.79
April	1.72	3.52	0.64	4.58	1.92
May	2.09	(6.40)	0.65	(4.61)	(3.00)
June	1.52	0.48	(4.71)	(2.71)	1.01
July	(0.29)	(1.75)	3.17	7.32	(1.33)
August	5.31	(2.80)	(2.83)	1.74	7.16
September	1.25	(3.28)	(3.46)	0.21	1.19
October	3.96	1.77	(4.36)	(3.81)	4.04
November	11.21	1.99	(1.33)	1.38	(4.20)
December	7.25	0.14	0.92	1.96	5.50
Compound Annual Rate of Return	31.14%	(4.77)%	(9.83)%	6.11%	16.58%

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit.  The inception to date total return is 79.47%.

(6) Class DT was previously known as Class D-TF.

ASPECT FUTURESACCESS LLC

(CLASS M UNITS) (5) (6)

December 31, 2014

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: April 1, 2012

Aggregate Subscriptions:    $13,928,493

Current Capitalization:   $6,055,077

Worst Monthly Drawdown(2):  (6.44)%  (May 2013)

Worst Peak-to-Valley Drawdown(3):  (21.86)%  (June 2012 — November 2014)

Net Asset Value per Unit for Class M, December 31, 2014:   $1.0933

Monthly Rates of Return (4)
Month	2014	2013	2012
January	(5.92)%	3.53%	0.00%
February	1.63	(3.44)	—
March	(1.15)	1.78	—
April	1.70	3.48	0.58
May	2.03	(6.44)	0.58
June	1.51	0.43	(4.65)
July	(0.30)	(1.79)	3.12
August	5.23	(2.83)	(2.87)
September	1.19	(3.33)	(3.50)
October	4.14	1.72	(4.41)
November	11.16	1.94	(1.37)
December	6.82	0.09	0.89
Compound Annual Rate of Return	30.70%	(5.28)%	(11.32)%

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit.  The inception to date total return is 9.33%.

Item 7:                                     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

The Fund’s critical accounting policies are as follows:

•                  Preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates and such differences could be material.

•                  The fair value of a financial instrument is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

•                  The fair value amounts of, and the net profits and losses on, derivative instruments is disclosed in the Statements of Financial Condition and Statements of Operations, respectively.

•                  Realized profits (losses) and changes in unrealized profits (losses) on open positions are recognized in the period in which the contract is closed or the changes occur, respectively and are included in the Statements of Operations.

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

Total Trading
Year ended December 31, 2014	Profit (Loss)

Interest Rates	$19,440,705
Agricultural	2,857,640
Currencies	4,719,494
Energy	22,489,731
Metals	(3,803,255)
Stock Indices	(2,791,468)
42,912,847
Brokerage Commissions	(562,521)
$42,350,326

The Fund experienced a net trading profit before brokerage commissions and related fees for the year ended December 31, 2014 of $42,912,847. The Fund’s profits were primarily attributable to energy, interest rate, currency and agriculture sectors posting profits. The metals and stock indices sectors posted losses.

The energy sector posted profits to the Fund.  Losses were posted to the Fund at the beginning of the first quarter. Oil prices fell early in January on speculation that supplies from Libya would recover, but the Trading Program’s long natural gas exposure profited from cold weather and the resulting draws on stockpiles. Profits were posted to the Fund in the middle of the first quarter due to the Fund’s long exposures to energies. Losses were posted to the Fund at the end of the first quarter as long positions in oil markets suffered as prices fell on expectations that supply from Iraq will more than offset any potential disruptions from Libya and Ukraine. Natural gas prices also declined following milder weather forecasts in the

U.S. Profits were posted to the Fund at the beginning of the second quarter. In April, bullish U.S. natural gas inventory data rewarded the long positioning. Losses were posted to the Fund in the middle of the second quarter. In May, natural gas was the source of losses in energies as stock levels in North America and the weather outlook started to improve. Profits were posted to the Fund at the end of the second quarter in connection with the escalating violence in Iraq which boosted the price of crude oil. Losses were posted to the Fund at the beginning of the third quarter. The energy sector proved difficult to trade in July. Both crude oil and distillates turned bearish against the Trading Program’s reducing longs as the world’s biggest consumer of oil, the United States, reported both rising inventories and signs of weaker fuel demand. Losses were posted to the Fund in the middle of the third quarter due to the short exposure in natural gas. Natural gas futures advanced as a burst of late-summer heat slowed stockpiling of the power-plant fuel. Profits were posted to the Fund at the end of the third quarter due to the Trading Program’s short position in the energy market, which provided the bulk of the profits due to the downward trend of the energy market. Profits were posted to the Fund at the beginning of the fourth quarter. The energies sector was the top performing sector in October; oil prices declined on expectations that slowing growth will reduce demand for the increased global production levels. Profits were posted to the Fund in the middle of the fourth quarter. Performance was dominated by the energies sector, where short positions in oil markets produced the best profits. Profits were posted to the Fund at the end of the fourth quarter. The energies sector again dominated performance as oil prices continued their decline. Forecasts of future oil demand were reduced even as OPEC members reiterated that production would not be cut, and the Trading Program’s short positions profited as prices dropped. The natural gas short position also performed well as mild weather combined with high stock level data to push prices down.

The interest rate sector posted profits to the Fund. Losses were posted to the Fund at the beginning of the first quarter. Performance in fixed income markets was a function of the Fund’s mixed positioning.  Generally falling yields meant profits from long positions in Japanese and Euro zone bonds, but losses from the predominantly short positions elsewhere, most notably in UK Gilts following low inflation figures and in Canada following dovish comments from the Bank of Canada. Profits were posted to the Fund in the middle of the first quarter. The Fund also made gains in fixed income as investors generally sought the safety of bonds towards the end of February. Slowing inflation numbers in the Euro zone further provided support to bond prices, particularly in Italy. Profits were posted to the Fund at the end of the first quarter as the Ukrainian uncertainty drove increased demand for European bonds, benefiting the Fund’s long positions. Profits were posted to the Fund at the beginning of the second quarter due to long exposures in European, North American and Japanese bonds, which dominated the gains. Profits were posted to the Fund in the middle of the second quarter due to long positions in European bonds and other regions. Profits were posted to the Fund at the end of the second quarter in connection with the European Central Bank’s decision to set deposit rates to negative, in an effort to boost lending in the region. This allowed the European bonds and global equities to rally. Profits were posted to the Fund at the beginning of the third quarter due to long exposures to fixed income markets. Profits were posted to the Fund in the middle of the third quarter. Long fixed income exposures were strong performers in August. Early in August, an escalation of geopolitical tensions saw equity markets turn fragile and nervous investors sought the safety of fixed income markets. Losses were posted to the Fund at the end of the third quarter due to the fall in bond prices reducing the Trading Program’s positive performance. Profits were posted to the Fund at the beginning of the fourth quarter. Long positions in UK fixed income performed strongly following the release of low UK inflation figures. Profits were posted to the Fund in the middle of the fourth quarter. In Europe, the threat of negative inflation and the potential for full quantitative easing drove government bond yields lower. Other government bonds were also profitable as low inflation again delayed expectations of initial rate hikes in the UK and U.S. Profits were posted to the Fund at the end of the fourth quarter. The long positions in government bonds continued to profit from the general risk aversion and deteriorating outlook in Europe. The best profits came from German bonds and also UK Gilts after lower inflation and industrial production figures suggested that the UK economic recovery was starting to falter.

The currency sector posted profits to the Fund. Losses were posted to the Fund at the beginning of the first quarter. Emerging market currencies experienced sharp moves, and the Fund profited from some of its short positions.  However, the currencies sector was dragged into negative territory as the Japanese yen reversed its trend, buoyed by safe-haven buying. Profits were posted to the Fund in the middle of the first quarter. The U.S. dollar weakened and this led to gains from the Fund’s net short dollar exposures particularly against the New Zealand dollar, British pound and Swiss franc. Profits were posted to the Fund at the end of the first quarter as the interest rate hike by the Reserve Bank of New Zealand and a large increase in the country’s trade surplus boosted the New Zealand dollar. Profits were posted to the Fund at the beginning of the second quarter due to the long British sterling position. Despite the Fund also making gains from capturing strengthening emerging market currencies such as the Korean won and Brazilian real, reversals in the Japanese yen, Canadian dollar and New Zealand dollar reduced the sector’s profits. Losses were posted to the Fund in the middle of the second quarter. In May, currencies delivered mixed results: rallies in British sterling and the New Zealand dollar lost momentum, but there were profits from longs in the Norwegian krone and also in the Indian rupee following the election of a new government. Profits were posted to the Fund at the end of the second quarter as the New Zealand dollar resumed its rally following a hawkish Reserve Bank of New Zealand statement. Losses were posted to the Fund at the beginning of the third quarter. The Trading Program’s net short U.S. dollar exposure dominated the losses, in particular against the New Zealand dollar where the Reserve Bank of New Zealand used rhetoric to talk down the strength of the local currency. Profits were posted to the Fund in the middle of the third quarter. The weaker Euro was a profitable theme for the Fund. The two best performing currency pairs in August were the Trading Program’s short Euro exposures against the Norwegian krone and the U.S. dollar.  Profits were posted to the Fund at the end of the third quarter due to the Trading Program’s long U.S. dollar and short Euro positions. Profits were posted to the Fund at the beginning of the fourth quarter. Performance from the currencies sector was close to flat, with gains from the Trading Program’s mostly long U.S dollar positions being offset by losses from the long exposure to the Norwegian krone, which fell against the Euro as oil prices declined.  Profits were posted to the Fund in the middle of the fourth quarter. The U.S. dollar resumed its rally, most significantly against the Japanese yen following the poor economic data there and the government’s further commitment to reflationary economic policies. Profits were posted to the Fund at the end of the fourth quarter as the currencies sector finished strongly, as the U.S. dollar continued its rally. As well as further gains from short positions in the Euro, Swiss franc and Japanese yen, the Trading Program also profited from sharp declines in the Russian ruble and Norwegian krone as the low oil price started to impact these currencies.

The agriculture sector posted profits to the Fund. Profits were posted to the Fund at the beginning of the first quarter as agricultural markets performed well as bearish trends continued in wheat and sugar. Losses were posted to the Fund in the middle of the first quarter. Coffee, sugar and the soy complex rallied as drought affected Brazil, the world’s biggest exporter of these crops. The Fund made gains from long exposures to the soy contracts but incurred losses from short exposures to wheat.  Losses were posted to the Fund at the end of the first quarter. In agricultural markets, the best performers were lean hogs, where a virus outbreak drove prices higher, and soy markets which also rose on concerns about tighter supplies in the U.S. However, losses came from short positions in wheat amid concerns that the Ukrainian situation will threaten supplies. Profits were posted to the Fund at the beginning of the second quarter. In April, the soy complex continued to make gains as the effects of poor North American and South American harvests drove prices higher. Profits were posted to the Fund in the middle of the second quarter. In May, performance in agricultural markets was mixed as shorts in wheat and soybean oil profited, but cotton and lean hog prices saw pullbacks. Profits were posted to the Fund at the end of the second quarter due to gains from the Fund’s shorts in wheat amid easing concerns over global supplies. The Fund’s long exposure to live cattle also made gains as tight supplies in that market drove prices higher. Profits were posted to the Fund at the beginning of the third quarter. Agricultural markets proved profitable in July as bearish price action in grains, sugar and cotton rewarded the Trading Program’s short positions. Profits were posted to the Fund in the middle of the third quarter. Profits were posted to the Fund at the end of the third quarter because of the Trading Program’s short positions in wheat and sugar. Wheat prices declined over September, driven by signs of increasing supply in particular from the Black Sea region as tensions eased between Ukraine and Russia. Sugar prices also continued their bearish trend to the benefit of the Trading Program. Losses were posted to the Fund at the beginning of the fourth quarter. The Trading Program’s short wheat position was undermined as concerns about the effects of adverse weather drove prices back upwards. Losses were posted to the Fund in the middle of the fourth quarter due to the cold weather’s effect on wheat planting, driving prices higher and causing losses for the Trading Program’s short positions. Losses were posted to the Fund at the end of the fourth quarter

The metals sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the first quarter. The emerging markets concerns weighed on industrial metals prices, hurting the Fund’s long positions in all markets except aluminum. Losses were posted to the Fund in the middle of the first quarter due to the Trading Program’s short exposures to precious metals. Losses were posted to the Fund at the end of the first quarter as the Fund’s long zinc positions struggled amid concerns about industrial activity in China. Profits were posted to the Fund at the beginning of the second quarter as long exposures to nickel made gains as the combination of an Indonesian ore export ban and sanctions on large Russian ore producers drove the price higher. Losses were posted to the Fund in the middle of the second quarter due to the Fund’s short copper positions as Chinese economic reforms improved demand forecasts. Losses were posted to the Fund at the end of the second quarter due to the Fund’s short positions in gold and silver resulting in metals being the worst performing sector in June. Profits were posted to the Fund at the beginning of the third quarter. In metals, dwindling warehouse supplies of zinc saw the Trading Program make gains from an established long exposure. Profits were posted to the Fund in the middle of the third quarter and losses were posted to the Fund at the end of the third quarter. Profits were posted to the Fund at the beginning of the fourth quarter. Losses were posted to the Fund in the middle and end of the fourth quarter.

The stock indices sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the first quarter. The Fund’s losses were from predominantly long equities exposure which overwhelmed the small profits from the sector’s few short positions.  In January, poor payrolls data in the United States exacerbated concerns about the economic recovery. Also, weak Chinese PMI data and Argentina’s rapid Peso devaluation triggered an emerging markets sell-off which became a global equity market retracement. Profits were posted to the Fund in the middle of the first quarter due to the Fund’s net long exposure to stock indices. Losses were posted to the Fund at the end of the first quarter. The tension in Ukraine also drove risk aversion in financial markets, and this combined with weak economic data from China to depress stock markets. However, as concerns about Ukraine later eased and rumors emerged of a Chinese stimulus package, stock markets partially recovered and the sector finished March close to flat. Profits were posted to the Fund at the beginning of the second quarter. Profits were posted to the Fund in the middle of the second quarter. Towards the end of May, stock indices rallied as positive economic data in the United States helped improve investor sentiment and market uncertainty declined, helping the Fund’s predominantly long positions. Profits were posted to the Fund at the end of the second quarter due to the Fund’s exposure in equity markets which were further boosted by favorable U.S. labor, housing and inflation data. Losses were posted to the Fund at the beginning of the third quarter due to reversal in equity markets. Despite a background of escalating geopolitical tensions, global equity markets traded higher for most of July. However, during the last few days of July, robust economic data from the United States was interpreted as an indication that the Fed may have to raise interest rates sooner than otherwise expected. As a result, equity markets sold off.  European and U.S. stock indices made the majority of the losses.  Profits were posted to the Fund in the middle of the third quarter. The top performing markets were the long exposures to U.S. indices. Some of the core European and Asian indices were small detractors, but did not prevent the sector registering a profit. Losses were posted to the Fund at the end of the third quarter due to weak European economic data and Chinese slowdown concerns which negatively affected the stock index prices. Losses were posted to the Fund at the beginning of the fourth quarter. Stock markets fell as a range of factors combined to derail investor confidence: weak data was released in the USA and the Euro zone, heightening Euro zone deflation concerns, and the International Monetary Fund cut its global growth forecasts. Profits were posted to the Fund in the middle of the fourth quarter due to long positions in stock indices performing strongly. Lower oil prices helped improve the global economic outlook, and equity markets were also buoyed by an interest rate cut in China and renewed commitment to economic stimulus measures in the euro zone and in Japan, which fell back into recession. Losses were posted to the Fund at the end of the fourth quarter. In financial markets, risk aversion returned as the deteriorating political situation in Greece sent European stock markets tumbling. This caused losses for all the Trading Program’s long positions in stock indices except for those in Chinese indices, which finished the year strongly in connection with new banking legislation.

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

The currency sector posted losses to the Fund. Profits were posted to the Fund at the beginning of the first quarter due to the Trading Program’s short exposure to the Japanese yen and long exposure to the Euro. Losses were posted to the Fund in the middle of the first quarter. The Trading Program’s net short exposure to the U.S. dollar, in particular against the Euro, dominated the losses in the currency sector. Profits were posted to the Fund at the end of the first quarter due to the Trading Program’s long exposure to the Mexican peso which made profits amid stronger outlook for the Mexican economy. Losses were posted to the Fund at the beginning of the second quarter as the short Japanese yen and long New Zealand dollar positions continued to generate profits which was not enough to offset losses in the Swedish krona. The high unemployment and dovish interest rate forecasts in Sweden led to a reversal in the Swedish krona’s recent strength. Losses were posted to the Fund in the middle of the second quarter as the New Zealand and Australian dollars fell against the U.S. dollar, causing losses for the Trading Program after it was revealed that the Reserve Bank of New Zealand had taken steps to curb currency strength, and the Reserve Bank of Australia cut interest rates. Losses were posted to the Fund at the end of the second quarter due to a reversal in the recent U.S. dollar weakness which led to losses against the Japanese yen and British sterling. Losses were posted to the Fund at the beginning of the third quarter. The early market driver in July was the release of stronger non-farm payrolls figures in the United States. This boosted the U.S. dollar and the Trading Program was well positioned to take advantage of these moves. However, the market mood changed course mid July as Chairman of the U.S. Federal Reserve, Ben Bernanke sought to clarify his June comments on the end of Quantitative Easing.  Pointing to low inflation and below-target employment. Chairman Ben Bernanke’s dovish reassurances in July pushed back market expectations on tapering resulting in the U.S. dollar retreat. Losses were posted to the Fund in the middle of the third quarter. In the United Kingdom, growth data mid August helped drive the prices of UK Gilts lower, to the benefit of the Trading Program’s short exposure. However, the Trading Program’s net short exposure to Sterling suffered and dominated losses in currencies. Losses were posted to the Fund at the end of the third quarter. Returns from currencies were muted overall, although the Trading Program’s long exposure to the New Zealand dollar profited after the central bank signaled that rates may rise. Losses were posted to the Fund at the beginning of the fourth quarter. Although the net short exposure to the U.S. dollar and net long exposure to the Euro generated gains earlier in October, currency markets reversed later - resulting in losses. The Euro depreciated against its prevailing trend on speculation that slowing Eurozone inflation will prompt the European Central Bank to cut rates. Profits were posted to the Fund at the middle of the fourth quarter due to the Trading Program benefitting from its continued short exposure to the Japanese yen. Profits were posted to the Fund at the end of the fourth quarter as market participants in Japan speculated that the Bank of Japan would maintain its monetary easing policy. This caused the Japanese yen to weaken, leading to gains from the Trading Program’s net short yen exposure.

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

The Fund’s management fees and Sponsor fees are a constant percentage of Fund’s assets.  Brokerage commissions which are not based on a percentage of the Fund’s assets are based on actual round turns.  The performance fees payable to the Trading Advisor are based on increase in the aggregate Net Asset Value of Classes of Units subject to the same rate of performance fees in excess of the High Water Mark, excluding interest and prior to reduction for Sponsor fees.

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

Recent Accounting Developments

Recent accounting developments, if any, are discussed in Exhibit 13.01.

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

The Fund’s risk exposure in the various market sectors traded by the Trading Advisor is quantified below in terms of Value at Risk.  Due to the Fund’s fair value accounting, any loss in the fair value of the Fund’s open positions is directly reflected in the Fund’s earnings (realized or unrealized) and cash flow (at least in the case of exchange-traded contracts in which profits and losses on open positions are settled daily through variation margin).

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Fund’s open positions by market category for the fiscal periods. During the years ended December 31, 2014, and December 31, 2013, the Fund’s average month-end Net Asset Value was approximately $138,955,668 and $231,463,799, respectively.

December 31, 2014

	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Agriculture	$3,331,408	2.40%	$5,655,373	$425,869
Currencies	1,495,009	1.08%	2,532,836	247,234
Energy	1,664,826	1.20%	2,581,622	363,030
Interest Rates	4,383,122	3.15%	7,053,579	1,872,335
Metals	911,780	0.66%	1,796,120	37,773
Stock Indices	2,638,800	1.90%	5,118,661	1,361,755

Total	$14,424,945	10.39%	$24,738,191	$4,307,996

December 31, 2013

	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Agriculture	$2,041,900	0.88%	$5,938,317	$459,322
Currencies	3,506,052	1.51%	7,975,498	667,733
Energy	1,566,888	0.68%	3,228,528	615,082
Interest Rates	6,080,998	2.63%	9,717,177	1,642,078
Metals	6,116,518	2.64%	11,382,356	876,718
Stock Indices	3,405,392	1.47%	10,055,478	28,451

Total	$22,717,748	9.81%	$48,297,354	$4,289,384

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

The following were the primary trading risk exposures of the Fund as of December 31, 2014, by market sector.

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

Agricultural Commodities

The Fund’s primary agricultural commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Soybeans, cocoa and livestock accounted for the substantial bulk of the Fund’s agricultural commodities exposure as of December 31, 2014.

Energy

The Fund’s primary energy market exposure is to natural gas and crude oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the primary non-trading risk exposures of the Fund as of December 31, 2014.

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

Qualitative Disclosures Regarding Means of Managing Risk Exposure

Trading Risk

MLAI has procedures in place intended to control market risk, although there can be no assurance that they will, in fact, succeed in doing so.  While MLAI does not itself intervene in the markets to hedge or diversify the Fund’s market exposure, MLAI may urge the Trading Advisor to reallocate positions in an attempt to avoid over-concentrations.  However, such interventions are unusual, except in cases in which it appears that the Trading Advisor has begun to deviate from past practice and trading policies or to be trading erratically. MLAI’s basic control procedures consist of the ongoing process of monitoring the Trading Advisor with the market risk controls being applied by the Trading Advisor itself.

Risk Management

With respect to market and liquidity risk, the Trading Advisor employs a value-at-risk methodology and other risk management procedures to monitor the exposure of the Trading Program to this risk within pre-defined guidelines.  If risk exceeds the maximum prescribed level, risk reducing investments will be entered into.  Additionally, the Trading Advisor has developed mechanisms designed to provide that risk is controlled effectively at both an individual market and portfolio level.  In seeking to control the risks of the Trading Program, the Trading Advisor may intervene in the risk management framework in extreme market situations where the Trading Advisor believes that an intervention is in the best interests of its clients. The Trading Advisor has an Operational Risk Committee, chaired by the Trading Advisor’s Chief Risk Officer, which is responsible for managing all operational risk affecting the Trading Advisor.  Operational risk is defined as the risk of loss resulting from inadequate or failed processes, people and systems or external events.  It includes the risk of failure of a broker or other service provider, the risk of the loss of investment or operational capability at the Trading Advisor, the risk of breaches of intellectual property security and the risk of breaches of law or regulation.

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

Item 8: Financial Statements and Supplementary Data

Net Income (Loss) per quarter

Eight quarters through December 31, 2014

	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	2014	2014	2014	2014	2013	2013	2013	2013
Total Income (Loss)	$34,147,351	$8,587,098	$8,105,156	$(8,485,322)	$8,354,556	$(15,351,525)	$(5,240,790)	$6,568,095
Total Expenses	5,054,662	1,243,070	1,360,318	1,528,321	1,829,771	3,285,007	2,363,731	2,576,044
Net Income (Loss)	$29,092,689	$7,344,028	$6,744,838	$(10,013,643)	$6,524,785	$(18,636,532)	$(7,604,521)	$3,992,051

Net Income (Loss) per weighted average Units (a)	$0.3166	$0.0754	$0.0622	$(0.0824)	$0.0448	$(0.1117)	$(0.0431)	$0.0214

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

Item 9: Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A: Controls and Procedures

Disclosure Controls and Procedures

MLAI’s Chief Executive Officer and the Chief Financial Officer, on behalf of the Fund, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act) with respect to the Fund as of and for the year which ended December 31, 2014, and, based on its evaluation, has concluded that these disclosure controls and procedures are effective.

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

The Fund’s management assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2014.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its report entitled Internal Control — Integrated Framework (1992).

Based on its assessment the Fund’s management concluded that at December 31, 2014, the Fund’s internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting (in connection with Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act) occurred during the quarter ended December 31, 2014 that has materially affected, or is reasonable likely to materially affect, the Fund’s internal control over financial reporting.

Item 9B:  Other Information

Not Applicable.

PART III

Item 10: Directors, Executive Officers and Corporate Governance

10(a) and 10(b)           Identification of Directors and Executive Officers:

As a limited liability company, the Fund has no officers or directors and is managed by MLAI. Trading decisions are made by the Trading Advisor on behalf of the Fund.

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

Keith Glenfield, age 40, has been the Chief Executive Officer and President of MLAI since June 2013.  Mr. Glenfield has been a Managing Director and Head of Global Wealth and Retirement Solutions group’s (“GWRS”) Alternative Investments Group, a division within BAC that provides investment professionals and their clients with access to investment products and other services, since September 2012. GWRS is a business unit within the BAC Global Wealth & Investment Management Group (“GWIM”), a division within BAC.   In this role, Mr. Glenfield is responsible for product management and development, strategy, operating risk and controls and other aspects of BAC’s alternative investment platform.  From August 2009 through August 2012, Mr. Glenfield was the Chief Operating Officer of GWRS.  In addition to his responsibilities as Chief Operating Officer of GWRS, Mr. Glenfield was also responsible for leading business development within GWRS’s Capital Markets Group from January 2012 through August 2012.  Prior to assuming these roles Mr. Glenfield was the Chief Administration Officer for GWRS’s Capital Markets Group from August 2008 until August 2009 and GWRS’s Investment Management and Guidance Group from April 2008 to August 2008.  Prior to becoming Chief Administration Officer for GWRS’s Investment Management and Guidance Group, Mr. Glenfield was responsible for the Financial Planning and Wealth Management Analytics team within GWRS from February 2005 through April 2008.  Mr. Glenfield has been registered with the CFTC as an associated person and listed as a principal of MLAI since June 10, 2013.  Mr. Glenfield has also been registered with the CFTC as an associated person of MLPF&S since June 10, 2013.  Mr. Glenfield holds a B.S. degree in Finance from the College of New Jersey and an M.B.A. from Rutgers University.

Barbra E. Kocsis, age 48, is the Chief Financial Officer for MLAI, has been listed with the CFTC as a principal of MLAI since May 21, 2007 and is a Director within BAC’s Global Wealth Investment Management Technology and Operations group, positions she has held since October 2006.  Ms. Kocsis’ responsibilities include providing a full range of specialized financial and tax accounting services for the Alternative Investment products offered through the Selling Agent.  She graduated cum laude from Monmouth College with a Bachelor of Science in Business Administration — Accounting

Spencer Boggess, age 47, has been a Vice President of MLAI since January 2014. Mr. Boggess has served as a Managing Director and the Head of Alternative Investments Due Diligence for Merrill Lynch’s Wealth Management with

GWRS since March 2009 with responsibility for research and due diligence for hedge funds, private equity and third-party fund of funds.  During this time, Mr. Boggess has also served as Portfolio Manager for a range of registered and private placement fund of funds.  Prior to this, Mr. Boggess served as Head of Hedge Fund Research and Investment at BAC from July 2007 through March 2009 and President and CEO of Bank of America Capital Advisors LLC (“BACA”) from July 2007 to present.  BACA is an investment advisor focusing on alternative investment products.  Mr. Boggess has been listed as a principal of MLAI since January 2, 2014.  Mr. Boggess received his B.A. degree from the University of Virginia and has also done graduate work at the University’s Woodrow Wilson School of Foreign Affairs.

James D. Bowden, age 61, has been a Vice President of MLAI since January 2014. Mr. Bowden joined BACA in March 1998 to form the group and to manage BAC’s private equity fund of funds business.  In that capacity, he has acted as the primary investment strategist for various private placement offerings and client advisory activities associated with the private equity asset class.  He has also served as a member of BACA’s investment committee since March 1998.  In addition, Mr. Bowden has assisted GWIM professionals with the marketing and fundraising efforts for BAC’s private equity fund of funds products since March 1998.  Mr. Bowden has been listed as a principal of MLAI since January 2, 2014.  Mr. Bowden received his M.B.A. and his B.B.A. degree from the University of Michigan.  He is a Certified Public Accountant.

Dominick A. Carlino, age 42, has been a Vice President of MLAI since January 2014. Mr. Carlino has been a Managing Director within GWRS heading Relationship Management and Business Development since May 2013.  In his role, he is responsible for enhancing and driving relationships between MLAI and key asset management partners.  Mr. Carlino was on a garden leave from July 2012 through May 2013.   Prior to joining Merrill Lynch, Mr. Carlino was Senior Managing Director and Head of Business Development at AlphaOne Capital Partners LLC, an equity-focused alternative asset management firm, from March 2011 through July 2012.     From April 2005 through March 2011, he served as an Executive Director within Morgan Stanley Alternative Investment Partners LP, a registered commodity pool operator, focused on business development and distribution.  Mr. Carlino has been listed as a principal of MLAI since January 2, 2014.  Mr. Carlino holds an M.B.A. and a B.S. degree in Finance from Villanova University.

James L. Costabile, age 39, has been a Vice President of MLAI and a Managing Director within GWRS responsible for alternative investment distribution for BAC since July 2007 and US Trust since January 2009.  U.S. Trust is a division of BAC.  Mr. Costabile has been listed as a principal of MLAI since July 14, 2010.  He has also been registered with the CFTC as an associated person of MLPF&S since August 20, 2007.  Mr. Costabile was previously registered as an associated person of Citigroup Global Markets Inc., a broker-dealer within Citigroup, Inc., a global financial services company, from December 5, 2003 to July 6, 2007.  Mr. Costabile was responsible for, among other things, sales of alternative investment products to high net worth and institutional clientele at Citigroup Global Markets Inc. from November 7, 1997 to July 6, 2007.  As part of MLAI’s management team, Mr. Costabile oversees the team of sales professionals and specialists responsible for supporting hedge funds, private equity and real asset offerings.  Mr. Costabile received a B.S. from Fordham University and holds the Chartered Alternative Investment Analyst designation.

Nancy Fahmy, age 40, has been a Vice President of MLAI since January 2014. Ms. Fahmy has been a Managing Director within GWRS and responsible for Private Equity and Real Assets Technical Sales and Origination within MLAI since December 2012.  She joined MLAI as a Director in November 2008 and was head of Private Equity and Real Assets Technical Sales from that date to December 2012.  In these capacities, Ms. Fahmy was responsible for a team of private equity and real assets specialists that worked with financial advisors, portfolio managers and clients to educate and raise capital.  Ms. Fahmy has been listed as a principal of MLAI since January 9, 2014.  Ms. Fahmy was previously an NFA Associate Member and registered as an Associated Person of MLPF&S from March 2009 to November 2010.  Ms. Fahmy holds a B.S. degree in Business Administration and Finance with a minor in Economics from the University of Delaware.

Ninon Marapachi, age 37, has been a Vice President of MLAI since January 2014. Ms. Marapachi is a Managing Director and has been the head of the Hedge Fund Origination and Product Management team within the BAC Alternative Investments Group, a division within BAC that provides investment professionals and their clients with access to investment products and other services, since September 2008.  Her team is responsible for sourcing, structuring, negotiating and managing hedge funds and managed futures products on GWRS’ hedge fund platform.  In addition, since September 2013 she has been a Director for the Board of Sponsors for Educational Opportunities, a non-profit organization with a goal to provide educational and career programs to young people from underserved communities to maximize their opportunities for higher education and future success.  Ms. Marapachi has been an NFA Associate Member since February 2011 and registered as an Associated Person of MLPF&S since March 2011.  Ms. Marapachi has been listed as a principal of MLAI since January 3, 2014.  Ms. Marapachi graduated magna cum laude with a B.A. degree in Economics from Mount Holyoke College.

Jeff McGoey, age 38, has been a Vice President of MLAI and a Director within GWRS responsible for

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

Greg Parets, age 38, has been Head of Cross Platform Initiatives for the Alternative Investments Group of GWIM since June 2013.  Mr. Parets joined BAC in September 2010 as Head of Strategic Initiatives in the Alternative Investments Group’s Origination & Product Management team and remained in this role until June 2013.  In this role, he led creation and implementation of an industry-leading platform to offer hedge funds, managed futures, and select private equity funds to advisory accounts. Mr. Parets was in between employers from April 2010 to September 2010. Prior to joining BAC, he worked at UBS Wealth Management Americas, a provider of wealth management products and services, where he was Team Lead for the Strategy & Business Development Group from July 2006 through January 2009 and Head of Segment Strategy & Client Experience from February 2009 through April 2010.  Mr. Parets has been listed as a principal of MLAI since January 2, 2014.  Mr. Parets graduated summa cum laude from The George Washington University with a B.B.A. degree in International Business and cum laude from Harvard Law School with a J.D.

Steven L. Suss, age 55, has been a Vice President of MLAI since June 2012.  He has been a Managing Director within GWRS’s Alternative Investments Group since January 2008, responsible for managing finance, operational and other business aspects of BAC’s alternative investment platform.  Mr. Suss has been listed as a principal of MLAI since June 12, 2012.  Mr. Suss is also a director and the President of BACAP Alternative Advisors Inc. (“BACAP”), an alternative investment advisor affiliated with BAC.  He has held these positions at BACAP since July 1, 2007, and is responsible for the management and supervision of the overall business of BACAP.  Mr. Suss also served as Senior Vice President of BACA from July 2007 to December 2013.  Mr. Suss was responsible within BACA for the management of financial reporting and the operational affairs of the investment vehicles managed by BACA.  Mr. Suss received a B.B.A. from the University of Texas at Austin.

MLAI acts as the sponsor, general partner or manager to seven public futures funds whose units of limited partnership interests or limited liability company interests are registered under the Securities Exchange Act: Aspect FuturesAccess LLC, ML BlueTrend FuturesAccess LLC, ML Select Futures I L.P., Systematic Momentum FuturesAccess LLC, ML Transtrend DTP Enhanced FuturesAccess LLC, ML Trend-Following Futures Fund L.P, and ML Winton FuturesAccess LLC. Because MLAI serves as the sole sponsor, general partner or manager of each of these funds, the officers and managers of MLAI effectively manage them as officers and directors of such funds.

(c)                                  Identification of Certain Significant Employees:

None.

(d)                                 Family Relationships:

None.

(e)                                  Business Experience:

See Items 10(a) and (b) above.

(f)                                   Involvement in Certain Legal Proceedings:

None.

(g)                                  Promoters and Control Persons:

Not applicable.

(h)                                 Section 16(a) Beneficial Ownership Reporting Compliance:

To the Fund’s knowledge, all required Section 16(a) filings during the fiscal year ended December 31, 2014 were timely and correctly made.

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

Item 11: Executive Compensation

The managers and officers of MLAI are remunerated by BAC in their respective positions.  The Fund does not have any officers, managers or employees. The Fund pays Sponsor fees to MLAI and brokerage commissions to MLPF&S, which is a BAC affiliate. MLAI also receives a portion of the management fees.  MLAI or BAC affiliates may also receive certain economic benefits from possession of the Fund’s U.S. dollar assets.  The managers and officers receive no “other compensation” from the Fund, and the managers receive no compensation for serving as managers of MLAI.  There are no compensation plans or arrangements relating to a change in control of either the Fund or MLAI.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)                                 Security Ownership of Certain Beneficial Owners:

Not applicable. (The Units represent limited liability company interests. The Fund is managed by its Manager, MLAI.)

(b)                                 Security Ownership of Management:

As of December 31, 2014, MLAI owned no Unit-equivalent member interests. The directors and executive officers of MLAI did not own any Units.

(c)                                  Changes in Control:

None.

(d)                                 Securities Authorized for Issuance Under Equity Compensation Plans:

Not applicable.

Item 13: Certain Relationships and Related Transactions and Director Independence

Not applicable.

Director Independence:

No person who served as a manager of MLAI during 2014 could be considered independent based on the definition of an independent director under the NASDAQ rules.

Item 14: Principal Accounting Fees and Services

(a)         Audit Fees

Aggregate fees billed directly to the Fund for professional services rendered by the principal accountant, PricewaterhouseCoopers LLP, in connection with the audit of the Fund’s annual financial statements, review of financial statements included in the Fund’s Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements, for the years ended December 31, 2014 and 2013 were $177,067 and $173,595, respectively.

(b)         Audit-Related Fees

There were no other audit-related fees billed for the years ended December 31, 2014 and 2013 related to the Fund.

(c)          Tax Fees

No fees were billed by PricewaterhouseCoopers LLP or any member firms of PricewaterhouseCoopers and their respective affiliates for the years ended December 31, 2014 and 2013 for professional services rendered to the Fund in connection with tax compliance, tax advice and tax planning.

(d)         All Other Fees

No other fees were billed by PricewaterhouseCoopers LLP or any member firms of PricewaterhouseCoopers and their respective affiliates for the years ended December 31, 2014 and 2013 for professional services rendered to the Fund, other than as set forth in the preceding paragraph (a).

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

3.                                      Exhibits:

The following exhibits are incorporated by reference or are filed herewith to this Annual Report on Form 10-K:

Designation	Description

3.01	Amended and Restated Certificate of Formation of Aspect FuturesAccess LLC.

Exhibit 3.01:	Is incorporated by reference from Exhibit 3.01 contained in the registrant’s Report on Form 8-K filed on February 14, 2012.

3.02	Fifth Amended and Restated Limited Liability Company Operating Agreement of Aspect FuturesAccess LLC.

Exhibit 3.02	Is incorporated by reference from Exhibit 3.02 contained in the registrant’s Report on Form 8-K filed on December 6, 2012.

3.03	Amendment to the Fifth Amended and Restated Limited Liability Company Operating Agreement of Aspect FuturesAccess LLC

Exhibit 3.03	Is incorporated by reference from Exhibit 3.02(i) contained in the registrant’s Report on Form 8-K filed on October 18, 2013.

10.01	Customer Agreements between ML Aspect FuturesAccess LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated.

Exhibit 10.01:	Is incorporated by reference from Exhibit 10.01 contained in Amendment No. 1 to the registrant’s Registration Statement on Form 10 filed on February 12, 2008.

10.02	Advisory Agreement among ML Aspect FuturesAccess LLC, ML Aspect FuturesAccess Ltd., Aspect Capital Limited and Merrill Lynch Alternative Investments LLC.

Exhibit 10.02:	Is incorporated by reference from Exhibit 10.02 contained in the registrant’s Registration Statement on Form 10 filed on December 20, 2004.

10.03	Amendment to Advisory Agreement among Aspect FuturesAccess LLC, Aspect Capital Limited and Merrill Lynch Alternative Investments LLC.

Exhibit 10.03:	Is incorporated by reference from Exhibit 10.01 contained in the registrant’s Report on Form 8-K filed on December 10, 2014.

13.01	2014 Annual Report and Report of Independent Registered Public Accounting Firm.

Exhibit 13.01:	Is filed herewith.

31.01 and 31.02	Rule 13a-14(a)/15d-14(a) Certifications.

Exhibit 31.01
and 31.02:	Are filed herewith.

32.01 and 32.02	Section 1350 Certifications.

Exhibit 32.01
and 32.02:	Are filed herewith.

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

Exhibit 101

The following materials from the Fund’s Annual Report on Form 10-K  for the fiscal year ended December 31, 2014 formatted in XBRL (Extensible Business Reporting Language): ( i )Statements of Financial Condition (ii) Statements of Operations (iii) Statements of  Changes in Members’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text.

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

Signature	Title	Date

/s/Keith Glenfield	Chief Executive Officer, President and Manager	March 20, 2015
Keith Glenfield	(Principal Executive Officer)

/s/ Barbra E. Kocsis	Chief Financial Officer and Vice President	March 20, 2015
Barbra E. Kocsis	(Principal Financial Officer)

/s/Spencer Boggess	Vice President and Manager	March 20, 2015
Spencer Boggess

/s/James D. Bowden	Vice President and Manager	March 20, 2015
James D. Bowden

/s/Dominick A. Carlino	Vice President and Manager	March 20, 2015
Dominick A. Carlino

/s/James L. Costabile	Vice President and Manager	March 20, 2015
James L. Costabile

/s/Nancy Fahmy	Vice President and Manager	March 20, 2015
Nancy Fahmy

/s/Ninon Marapachi	Vice President and Manager	March 20, 2015
Ninon Marapachi

/s/Jeff McGoey	Vice President and Manager	March 20, 2015
Jeff McGoey

/s/ Greg Parets	Vice President and Manager	March 20, 2015
Greg Parets

/s/Steven L. Suss	Vice President and Manager	March 20, 2015
Steven L. Suss

ASPECT FUTURESACCESS LLC

2014 FORM 10-K

INDEX TO EXHIBITS

Exhibit

Exhibit 13.01	2014 Annual Report and Report of Independent Registered Public Accounting Firm

Exhibit 31.01 and 31.02	Rule 13a - 14(a) / 15d - 14(a) Certifications

Exhibit 32.01 and 32.02	Sections 1350 Certifications

Exhibit 101

The following materials from the Fund’s Annual Report on Form 10-K  for the fiscal year ended December 31, 2014 formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Financial Condition (ii) Statements of Operations (iii) Statements of  Changes in Members’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text.