Form 10-Q
period 2015-06-30
Aspect FuturesAccess LLC
filed 2015-08-14
CIK 1309132

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Yes ☐  No ☒

As of June 30, 2015, 79,393,415 units of limited liability company interest were outstanding.

ASPECT FUTURESACCESS LLC

QUARTERLY REPORT FOR JUNE 30, 2015 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.         Financial Statements

ASPECT FUTURESACCESS LLC

(A Delaware Limited Liability Company)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	June 30,	December 31,
	2015	2014
ASSETS:
Equity in commodity trading accounts:
Cash (including restricted cash of $17,788,819 for 2015 and $25,744,662 for 2014)	$120,549,305	$144,270,669
Unrealized profit on open futures contracts	2,898,036	11,405,220
Unrealized profit on open forwards contracts	1,598,485	4,676,369
Cash and cash equivalents	601,871	525,336
Other assets	1,082	5,490

TOTAL ASSETS	$125,648,779	$160,883,084

LIABILITIES AND MEMBERS’ CAPITAL:
LIABILITIES:

Brokerage commissions payable	$12,911	$20,409
Sponsor and Advisory fees payable	378,698	4,128,764
Redemptions payable	735,740	2,382,533
Unrealized loss on open futures contracts	3,774,726	2,027,902
Unrealized loss on open forwards contracts	1,517,170	3,120,254
Other liabilities	1,378,276	1,402,503

Total liabilities	7,797,521	13,082,365

MEMBERS’ CAPITAL:
Members’ Capital (79,393,415 Units and 87,952,580 Units outstanding; unlimited Units authorized)	117,851,258	147,800,719
Total members’ capital	117,851,258	147,800,719

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$125,648,779	$160,883,084

NET ASSET VALUE PER UNIT:

Class A	$1.5966	$1.7318
Class C	$1.4459	$1.5768
Class D	$1.8940	$2.0448
Class I	$1.6619	$1.7810
Class DS*	$—	$2.0290
Class DT	$2.0146	$2.1534
Class M	$1.0152	$1.0933

*Units fully redeemed as of April 30, 2015.

See notes to financial statements.

ASPECT FUTURESACCESS LLC

(A Delaware Limited Liability Company)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	June 30,	June 30,	June 30,	June 30,
	2015	2014	2015	2014
TRADING PROFIT (LOSS):

Realized, net	$(14,982,763)	$6,872,112	$7,236,228	$3,898,032
Change in unrealized, net	(5,182,609)	1,349,654	(11,728,808)	(3,994,839)
Brokerage commissions	(118,307)	(118,280)	(247,425)	(282,584)

Total trading profit (loss), net	(20,283,679)	8,103,486	(4,740,005)	(379,391)

INVESTMENT INCOME (EXPENSE):
Interest, net	(3,755)	1,670	397	(775)

EXPENSES:
Management fee	644,994	681,105	1,419,418	1,436,506
Sponsor fee	569,155	509,902	1,173,619	1,095,872
Performance fee	—	—	2,862,990	—
Other	180,918	169,311	345,738	356,261
Total expenses	1,395,067	1,360,318	5,801,765	2,888,639

NET INVESTMENT INCOME (LOSS)	(1,398,822)	(1,358,648)	(5,801,368)	(2,889,414)

NET INCOME (LOSS)	$(21,682,501)	$6,744,838	$(10,541,373)	$(3,268,805)

NET INCOME (LOSS) PER UNIT:

Weighted average number of Units outstanding
Class A	12,721,301	14,887,192	12,576,947	16,131,293
Class C	50,468,626	56,639,471	49,936,686	61,190,206
Class D	2,482,399	2,482,366	2,482,381	2,482,365
Class I	1,248,331	2,794,865	1,227,824	3,327,492
Class DS*	11,092,487	16,857,888	11,455,528	17,595,277
Class DT	5,210,954	7,724,053	5,286,755	8,080,517
Class M	6,569,814	6,993,574	6,129,968	6,149,306

Net income (loss) per weighted average Unit
Class A	$(0.2636)	$0.0635	$(0.1384)	$(0.0316)
Class C	$(0.2442)	$0.0552	$(0.1343)	$(0.0353)
Class D	$(0.3116)	$0.0783	$(0.1508)	$(0.0125)
Class I	$(0.2580)	$0.0739	$(0.1281)	$(0.0366)
Class DS*	$(0.1960)	$0.0782	$(0.0266)	$(0.0202)
Class DT	$(0.3169)	$0.0855	$(0.1261)	$(0.0144)
Class M	$(0.1647)	$0.0423	$(0.0962)	$0.0040

*Units fully redeemed as of April 30, 2015. (Presentation of weighted average units outstanding and net income (loss) per weighted average units for this share class is for the period January 1, 2015 to April 30, 2015.)

See notes to financial statements.

ASPECT FUTURESACCESS LLC

(A Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(unaudited) (in Units)

	Members’ Capital December 31, 2013	Subscriptions	Redemptions	Members’ Capital June 30, 2014	Members’ Capital December 31, 2014	Subscriptions	Redemptions	Members’ Capital June 30, 2015
Class A	18,353,686	81,393	(4,533,671)	13,901,408	12,349,527	833,275	(430,602)	12,752,200
Class C	68,708,959	1,683,420	(17,705,358)	52,687,021	49,129,741	3,555,007	(1,969,453)	50,715,295
Class D	2,482,365	—	—	2,482,365	2,482,365	50	—	2,482,415
Class I	4,156,462	—	(2,887,355)	1,269,107	1,207,316	58,000	(22,634)	1,242,682
Class DS*	18,932,203	1,216,614	(4,776,046)	15,372,771	11,804,527	73,442	(11,877,969)	—
Class DT	8,531,693	—	(1,333,742)	7,197,951	5,440,620	170,596	(601,025)	5,010,191
Class M	4,503,373	4,373,334	(2,185,123)	6,691,584	5,538,484	1,747,998	(95,850)	7,190,632

Total Members’ Units	125,668,741	7,354,761	(33,421,295)	99,602,207	87,952,580	6,438,368	(14,997,533)	79,393,415

*Units fully redeemed as of April 30, 2015.

See notes to financial statements.

ASPECT FUTURESACCESS LLC

(A Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(unaudited)

	Members’ Capital December 31, 2013	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital June 30, 2014	Members’ Capital December 31, 2014	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital June 30, 2015
Class A	$24,808,334	$105,510	$(5,900,440)	$(509,821)	$18,503,583	$21,386,741	$1,458,586	$(744,370)	$(1,741,118)	$20,359,839
Class C	85,375,459	2,005,327	(21,074,580)	(2,158,979)	64,147,227	77,465,333	5,718,168	(3,145,101)	(6,707,090)	73,331,310
Class D	3,892,586	—	—	(31,111)	3,861,475	5,075,852	100	—	(374,326)	4,701,626
Class I	5,813,517	—	(3,940,434)	(121,669)	1,751,414	2,150,219	112,000	(39,820)	(157,245)	2,065,154
Class DS*	29,551,548	1,807,262	(7,196,365)	(355,583)	23,806,862	23,951,811	161,403	(23,808,292)	(304,922)	—
Class DT	14,009,030	—	(2,135,185)	(116,052)	11,757,793	11,715,686	363,062	(1,318,737)	(666,677)	10,093,334
Class M	3,767,021	3,538,534	(1,757,557)	24,410	5,572,408	6,055,077	1,939,000	(104,087)	(589,995)	7,299,995

Total Members’ Capital	$167,217,495	$7,456,633	$(42,004,561)	$(3,268,805)	$129,400,762	$147,800,719	$9,752,319	$(29,160,407)	$(10,541,373)	$117,851,258

*Units fully redeemed as of April 30, 2015.

See notes to financial statements.

ASPECT FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED JUNE 30, 2015 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class DS*	Class DT	Class M

Per Unit Operating Performance:
Net asset value, beginning of period	$1.8615	$1.6904	$2.2056	$1.9175	$2.1880	$2.3356	$1.1798

Net realized and net change in unrealized trading profit (loss)	(0.2462)	(0.2237)	(0.2970)	(0.2379)	(0.1906)	(0.3081)	(0.1568)
Brokerage commissions	(0.0015)	(0.0014)	(0.0018)	(0.0016)	(0.0006)	(0.0019)	(0.0010)
Interest income, net	(0.0001)	(0.0000)	(0.0001)	(0.0001)	(0.0000)	(0.0001)	(0.0000)
Expenses	(0.0171)	(0.0194)	(0.0127)	(0.0160)	(0.0041)	(0.0109)	(0.0068)
Net asset value, before full redemption	1.5966	1.4459	1.8940	1.6619	1.9927	2.0146	1.0152
Less redemption	—	—	—	—	1.9927	—	—

Net asset value, end of period	$1.5966	$1.4459	$1.8940	$1.6619	$—	$2.0146	$1.0152

Total Return: (a) (c)

Total return before Performance fees	-14.24%	-14.47%	-14.13%	-13.33%	-8.93%	-13.75%	-13.95%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Total return after Performance fees	-14.24%	-14.47%	-14.13%	-13.33%	-8.93%	-13.75%	-13.95%

Ratios to Average Member’s Capital: (c)

Expenses (excluding Performance fees) (b)	1.01%	1.25%	0.64%	0.91%	0.59%	0.51%	0.64%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Expenses (including Performance fees)	1.01%	1.25%	0.64%	0.91%	0.59%	0.51%	0.64%

Net investment income (loss) (excluding Performance fees)	-1.01%	-1.25%	-0.64%	-0.91%	-0.59%	-0.52%	-0.64%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Net investment income (loss) (including Performance fees)	-1.01%	-1.25%	-0.64%	-0.91%	-0.59%	-0.52%	-0.64%

(a) The total return is calculated for each class taken as a whole based on the change in net asset value.  An individual member’s return may vary from these returns based on timing of capital transactions.

(b) The expense ratios do not include brokerage commissions.

(c) The ratios and total return are not annualized.

*Units fully redeemed as of April 30, 2015.

See notes to financial statements.

ASPECT FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE SIX MONTHS ENDED JUNE 30, 2015 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class DS*	Class DT	Class M

Per Unit Operating Performance:
Net asset value, beginning of period	$1.7318	$1.5768	$2.0448	$1.7810	$2.0290	$2.1534	$1.0933

Net realized and net change in unrealized trading profit (loss)	(0.0630)	(0.0572)	(0.0810)	(0.0476)	0.0233	(0.0807)	(0.0408)
Brokerage commissions	(0.0030)	(0.0028)	(0.0036)	(0.0032)	(0.0023)	(0.0038)	(0.0019)
Interest income, net	(0.0000)	(0.0000)	(0.0000)	(0.0000)	0.0001	(0.0000)	(0.0000)
Expenses	(0.0692)	(0.0709)	(0.0662)	(0.0683)	(0.0574)	(0.0543)	(0.0354)
Net asset value, before full redemption	1.5966	1.4459	1.8940	1.6619	1.9927	2.0146	1.0152
Less redemption	—	—	—	—	1.9927	—	—

Net asset value, end of period	$1.5966	$1.4459	$1.8940	$1.6619	$—	$2.0146	$1.0152

Total Return: (a) (c)

Total return before Performance fees	-5.84%	-6.33%	-5.41%	-4.70%	0.18%	-4.95%	-5.17%
Performance fees	-1.97%	-1.97%	-1.96%	-1.98%	-1.97%	-1.50%	-1.97%
Total return after Performance fees	-7.81%	-8.30%	-7.37%	-6.68%	-1.79%	-6.45%	-7.14%

Ratios to Average Member’s Capital: (c)

Expenses (excluding Performance fees) (b)	2.00%	2.50%	1.25%	1.80%	1.22%	1.00%	1.25%
Performance fees	1.88%	1.88%	1.88%	1.88%	1.88%	1.43%	1.88%
Expenses (including Performance fees)	3.88%	4.38%	3.13%	3.68%	3.10%	2.43%	3.13%

Net investment income (loss) (excluding Performance fees)	-2.00%	-2.50%	-1.25%	-1.80%	-1.22%	-1.00%	-1.25%
Performance fees	-1.88%	-1.88%	-1.88%	-1.88%	-1.88%	-1.43%	-1.88%
Net investment income (loss) (including Performance fees)	-3.88%	-4.38%	-3.13%	-3.68%	-3.10%	-2.43%	-3.13%

(a) The total return is calculated for each class taken as a whole based on the change in net asset value.  An individual member’s return may vary from these returns based on timing of capital transactions.

(b) The expense ratios do not include brokerage commissions.

(c) The ratios and total return are not annualized.

*Units fully redeemed as of April 30, 2015.

See notes to financial statements.

ASPECT FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED JUNE 30, 2014 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class DS	Class DT	Class M

Per Unit Operating Performance:
Net asset value, beginning of period	$1.2686	$1.1633	$1.4773	$1.3134	$1.4710	$1.5495	$0.7906

Net realized and net change in unrealized trading profit (loss)	0.0781	0.0715	0.0910	0.0809	0.0907	0.0956	0.0487
Brokerage commissions	(0.0011)	(0.0010)	(0.0013)	(0.0012)	(0.0013)	(0.0014)	(0.0007)
Interest income, net (c)	0.0000	0.0000	0.0000	0.0000	0.0000	0.0000	0.0000
Expenses	(0.0145)	(0.0163)	(0.0114)	(0.0131)	(0.0118)	(0.0102)	(0.0059)

Net asset value, end of period	$1.3311	$1.2175	$1.5556	$1.3800	$1.5486	$1.6335	$0.8327

Total Return: (a) (d)

Total return before Performance fees	4.93%	4.66%	5.30%	5.07%	5.28%	5.42%	5.33%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Total return after Performance fees	4.93%	4.66%	5.30%	5.07%	5.28%	5.42%	5.33%

Ratios to Average Member’s Capital: (d)

Expenses (excluding Performance fees) (b)	1.00%	1.25%	0.63%	0.90%	0.63%	0.50%	0.63%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Expenses (including Performance fees)	1.00%	1.25%	0.63%	0.90%	0.63%	0.50%	0.63%

Net investment income (loss) (excluding Performance fees)	-1.00%	-1.25%	-0.62%	-0.90%	-0.62%	-0.50%	-0.62%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Net investment income (loss) (including Performance fees)	-1.00%	-1.25%	-0.62%	-0.90%	-0.62%	-0.50%	-0.62%

(a) The total return is based on compounded monthly returns and is calculated for each class taken as a whole. An individual member’s return may vary from these returns based on timing of capital transactions.

(b) The expense ratios do not include brokerage commissions.

(c) Interest income, net is less than $0.0001 per Unit

(d) The ratios and total return are not annualized.

See notes to financial statements.

ASPECT FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class DS	Class DT	Class M

Per Unit Operating Performance:
Net asset value, beginning of period	$1.3517	$1.2426	$1.5681	$1.3987	$1.5609	$1.6420	$0.8365

Net realized and net change in unrealized trading profit (loss)	0.0106	0.0095	0.0127	0.0110	0.0127	0.0135	0.0068
Brokerage commissions	(0.0025)	(0.0023)	(0.0029)	(0.0026)	(0.0029)	(0.0031)	(0.0016)
Interest income, net (c)	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)
Expenses	(0.0287)	(0.0323)	(0.0223)	(0.0271)	(0.0221)	(0.0189)	(0.0090)

Net asset value, end of period	$1.3311	$1.2175	$1.5556	$1.3800	$1.5486	$1.6335	$0.8327

Total Return: (a) (d)

Total return before Performance fees	-1.52%	-2.02%	-0.80%	-1.34%	-0.79%	-0.52%	-0.45%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Total return after Performance fees	-1.52%	-2.02%	-0.80%	-1.34%	-0.79%	-0.52%	-0.45%

Ratios to Average Member’s Capital: (d)

Expenses (excluding Performance fees) (b)	2.00%	2.50%	1.25%	1.80%	1.25%	1.00%	1.25%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Expenses (including Performance fees)	2.00%	2.50%	1.25%	1.80%	1.25%	1.00%	1.25%

Net investment income (loss) (excluding Performance fees)	-1.99%	-2.50%	-1.24%	-1.79%	-1.24%	-0.99%	-1.24%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Net investment income (loss) (including Performance fees)	-1.99%	-2.50%	-1.24%	-1.79%	-1.24%	-0.99%	-1.24%

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

Merrill Lynch Alternative Investments LLC (“MLAI”, the “Sponsor” or the “Managing Member”) is the sponsor and manager of the Fund. MLAI is an indirect wholly-owned subsidiary of Bank of America Corporation. Bank of America Corporation and its affiliates are referred to herein as “BofA Corp.”. Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”) is currently the exclusive clearing broker for the Fund.  The Sponsor may select other parties as clearing broker(s). Merrill Lynch International (“MLI”) is the primary foreign exchange (“F/X”) forward prime broker for the Fund. The Sponsor may select other of its affiliates or third parties as F/X or other over-the-counter (“OTC”) prime brokers. MLPF&S and MLI are BofA Corp. affiliates.

FuturesAccess is a group of managed futures funds sponsored by MLAI (“FuturesAccess Funds”).  FuturesAccess is exclusively available to investors that have investment accounts with Merrill Lynch Wealth Management, U.S. Trust and other divisions or affiliates of BofA Corp.  FuturesAccess Funds currently are composed of direct-trading funds advised by a single trading advisor and a single fund of funds no longer offered to investors for which MLAI acts as the advisor and allocates capital among multiple trading advisors. Although redemption terms vary among FuturesAccess Funds, FuturesAccess applies, with some exceptions, the same minimum investment amounts, fees and other operational criteria across all FuturesAccess Funds.  Each trading advisor participating in FuturesAccess employs different technical, fundamental, systematic and/or discretionary trading strategies.

Interests in the Fund are not insured or otherwise protected by the Federal Deposit Insurance Corporation or any other government authority.  Interests are not deposits or other obligations of, and are not guaranteed by, BofA Corp. or by any bank.  Interests are subject to investment risks, including the possible loss of the full amount invested.

The Fund considers all highly liquid investments, with a maturity of three months or less when acquired, to be cash equivalents. As of June 30, 2015 the Fund holds cash equivalents. Cash was held at a nationally recognized financial institution.

In the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of the Fund as of June 30, 2015 and December 31, 2014 and the results of its operations for the three and six month periods ended June 30, 2015 and 2014.  However, the operating results for the interim periods may not be indicative of the results for the full year.

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

2.              CONDENSED SCHEDULES OF INVESTMENTS

The Fund’s investments, defined as unrealized profit (loss) on open contracts on the Statements of Financial Condition, as of June 30, 2015 and December 31, 2014, are as follows:

June 30, 2015

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts/Notional*	Profit (Loss)	Members’ Capital	Contracts/Notional*	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	507	$255,775	0.22%	(1,094)	$(1,223,989)	-1.04%	$(968,214)	-0.82%	August 2015 - December 2015
Currencies - Futures	1	(600)	0.00%	(31)	4,583	0.00%	3,983	0.00%	September 2015
Currencies - Forwards*	108,305,500	(179,038)	-0.15%	(169,987,266)	260,353	0.22%	81,315	0.07%	September 2015
Energy	—	—	0.00%	(529)	(433,995)	-0.37%	(433,995)	-0.37%	July 2015 - December 2015
Interest rates	2,923	(243,548)	-0.21%	(11)	(15,531)	-0.01%	(259,079)	-0.22%	September 2015 - December 2017
Metals	32	(91,213)	-0.08%	(777)	1,527,218	1.30%	1,436,005	1.22%	August 2015 - October 2015
Stock indices	465	(584,605)	-0.50%	(201)	(70,785)	-0.06%	(655,390)	-0.56%	July 2015 - September 2015

Total		$(843,229)	-0.72%		$47,854	0.04%	$(795,375)	-0.68%

December 31, 2014

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts/Notional*	Profit (Loss)	Members’ Capital	Contracts/Notional*	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	320	$(176,604)	-0.12%	(897)	$676,248	0.46%	$499,644	0.34%	February 2015 - April 2015
Currencies - Futures	—	—	0.00%	(106)	72,529	0.05%	72,529	0.05%	March 2015
Currencies - Forwards*	177,986,978	(2,561,819)	-1.73%	(305,534,846)	4,117,934	2.79%	1,556,115	1.06%	March 2015
Energy	—	—	0.00%	(627)	3,389,623	2.29%	3,389,623	2.29%	January 2015 - December 2015
Interest rates	4,974	4,862,228	3.29%	(509)	(41,179)	-0.03%	4,821,049	3.26%	March 2015 - June 2017
Metals	358	(930,978)	-0.63%	(502)	613,650	0.42%	(317,328)	-0.21%	February 2015 - April 2015
Stock indices	1,294	1,070,026	0.72%	(158)	(158,225)	-0.11%	911,801	0.61%	January 2015 - March 2015

Total		$2,262,853	1.53%		$8,670,580	5.87%	$10,933,433	7.40%

*Currencies — Forwards present notional amounts as converted to USD.

No individual contract’s unrealized profit or loss comprised greater than 5% of Members’ Capital as of June 30, 2015 and December 31, 2014. With respect to each commodity industry sector listed in the above chart, the net unrealized profit (loss) on open positions is the sum of the unrealized profits (losses) of long positions and short positions of the open contracts, netting unrealized losses against unrealized profits as applicable.  Net unrealized profit and loss provides a rough measure of the exposure of the Fund to the various sectors as of the date listed, although such exposure can change at any time.

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

Transfers of investments between different levels of the fair value hierarchy, if any, are recorded as of the beginning of the reporting period. There were no transfers to or from any level during the three or six month periods ended June 30, 2015 or the year ended December 31, 2014.

The Fund’s unrealized profit (loss) on open forwards and futures contracts, by the above fair value hierarchy levels, as of June 30, 2015 and December 31, 2014, are as follows:

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Assets
Futures	$2,898,036	$1,866,279	$1,031,757	$—
Forwards	1,598,485	—	1,598,485	—
	$4,496,521	$1,866,279	$2,630,242	$—

Liabilities
Futures	$3,774,726	$3,658,698	$116,028	$—
Forwards	1,517,170	—	1,517,170	—
	$5,291,896	$3,658,698	$1,633,198	$—

June 30, 2015	$(795,375)	$(1,792,419)	$997,044	$—

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Assets
Futures	$11,405,220	$10,808,290	$596,930	$—
Forwards	4,676,369	—	4,676,369	—
	$16,081,589	$10,808,290	$5,273,299	$—

Liabilities
Futures	$2,027,902	$1,081,090	$946,812	$—
Forwards	3,120,254	—	3,120,254	—
	$5,148,156	$1,081,090	$4,067,066	$—

December 31, 2014	$10,933,433	$9,727,200	$1,206,233	$—

The Fund’s volume of trading forwards and futures as of the six month period ended June 30, 2015 and year ended December 31, 2014 are representative of the activity throughout these periods.

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

The Fund maintains margin deposits and cash collateral with its futures and forwards brokers, respectively, based on the greater of exchange margin or amounts determined by the respective broker. At June 30, 2015 and December 31, 2014, the initial margin deposits (cash) are used to satisfy the margin requirements to establish the futures or forward contracts and are presented on the Statements of Financial Condition in Cash in the Equity in commodity trading accounts. The variation margin on open contracts is presented gross on the Statements of Financial Condition in Unrealized profit or loss on futures or forwards contracts, respectively. The Fund is subject to agreements which support the ability to settle net with their counterparties; however, the Fund has elected to present the related balances on the Statements of Financial Condition on a gross basis. The net of these amounts less the restricted cash presented within the Cash in the Equity in commodity trading accounts on the Statements of Financial Condition represents the Fund’s net exposure.

The following table indicates the trading profits and losses before brokerage commissions, by commodity industry sector for each of the three and six month periods ended June 30, 2015 and 2014:

	For the three months ended	For the six months ended
	June 30, 2015	June 30, 2015
Commodity Industry	profit (loss)	profit (loss)
Sector	from trading, net	from trading, net

Agriculture	$(2,433,659)	$(728,202)
Currencies	(4,230,189)	(2,219,391)
Energy	(3,227,676)	(1,900,025)
Interest rates	(9,275,427)	(2,237,543)
Metals	(74,064)	522,294
Stock indices	(924,357)	2,070,287

Total, net	$(20,165,372)	$(4,492,580)

	For the three months ended	For the six months ended
	June 30, 2014	June 30, 2014
Commodity Industry	profit (loss)	profit (loss)
Sector	from trading, net	from trading, net

Agriculture	$1,052,227	$1,263,897
Currencies	649,566	969,101
Energy	246,107	(1,175,323)
Interest rates	4,641,778	1,932,556
Metals	(597,929)	(3,174,480)
Stock indices	2,230,017	87,442

Total, net	$8,221,766	$(96,807)

The Fund is subject to the risk of insolvency of a counterparty, an exchange, a clearinghouse, MLPF&S or other BofA Corp. entities.  Fund assets could be lost or impounded during lengthy bankruptcy proceedings.  Were a substantial portion of the Fund’s capital tied up in a bankruptcy or other similar types of proceedings, MLAI might suspend or limit trading, perhaps causing the Fund to miss significant profit opportunities.  There are increased risks in dealing with unregulated trading counterparties including the risk that assets may not benefit from the protection afforded to “customer funds” deposited with regulated dealers and brokers.

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

MLAI has procedures in place intended to control market risk exposure, although there can be no assurance that it will, in fact, succeed in doing so.  These procedures focus primarily on monitoring the trading of the Trading Advisor, calculating the Net Asset Value of the Fund as of the close of business on each day and reviewing outstanding positions for over-concentrations.  While MLAI does not intervene in the markets to hedge or diversify the Fund’s market exposure, MLAI may urge the Trading Advisor to reallocate positions in an attempt to avoid over-concentrations.  However, such interventions are expected to be unusual.  It is expected that MLAI’s basic risk control procedures will consist of the process of Trading Advisor monitoring, with the market risk controls being applied by the Trading Advisor.

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

The credit risk associated with these instruments from counterparty nonperformance is the unrealized profit (loss) on open contracts, if any, included in the Statements of Financial Condition.  MLAI, as sponsor of the Fund, has a general policy of maintaining clearing and prime brokerage arrangements with BofA Corp. affiliates, such as MLPF&S and MLI, although MLAI may engage non-BofA Corp. affiliated service providers as clearing brokers or prime brokers for the Fund. This policy may increase risk to the Fund by preventing the diversification of brokers used by the Fund.

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

Indemnifications

In the normal course of business, the Fund has entered, or may in the future enter, into agreements that obligate the Fund to indemnify certain parties, including BofA Corp. affiliates. No claims have actually been made with respect to such indemnities and any quantification would involve hypothetical claims that have not been made. Based on the Fund’s experience, MLAI expects the risk of loss to be remote and, therefore, no provision has been recorded.

5.              RELATED PARTY TRANSACTIONS

MLAI owns 50 Units of Class D which represent less than 1% of the Fund’s Net Asset Value as of June 30, 2015.

MLAI and the Fund entered into a transfer agency and investor services agreement with Financial Data Services, Inc. (the “Transfer Agent”), a wholly-owned subsidiary of BofA Corp. and affiliate of MLAI. The Transfer Agent provides registrar, distribution disbursing agent, transfer agent and certain other services related to the issuance, redemption, exchange and transfer of Units. The fees charged by the Transfer Agent for its services are based on the aggregate net assets of funds managed or sponsored by MLAI. The fee rate ranges from 0.016% to 0.02% per year of the aggregate net assets managed or sponsored by MLAI. During the quarter ended June 30, 2015, the rate ranged from 0.018% to 0.02%. The fee is payable monthly in arrears. MLAI allocates the Transfer Agent fees to each of the managed or sponsored funds, including the Fund, on a monthly basis based on each fund’s net assets. The Transfer Agent fee allocated to the Fund for the three month periods ended June 30, 2015, and 2014 amounted to $25,127 and $6,895, respectively. The Transfer Agent fee allocated to the Fund for the six month periods ended June 30, 2015 and 2014 amounted to $32,838 and $15,175, respectively, of which $13,454 and $4,674 was payable to the Transfer Agent as of June 30, 2015 and December 31, 2014, respectively.

Brokerage commissions, Interest and Sponsor fees, as presented on the Statements of Operations, are all received from or paid to related parties. Equity in commodity trading accounts, including cash and Unrealized profit (loss), as presented on the Statements of Financial Condition are held with a related party.

6.              RECENT ACCOUNTING PRONOUNCEMENTS

In May 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-07, Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). ASU 2015-07 removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. It also removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. ASU 2015-07 will be effective for the Fund beginning in the first quarter of 2016, with early adoption permitted, and will be applied retrospectively. MLAI is currently evaluating the standard and does not believe it will have a material impact on the Fund’s financial statements.

7.              SUBSEQUENT EVENTS

Management has evaluated the impact of subsequent events on the Fund through the date the financial statements were issued and has determined that there were no subsequent events that require adjustments to, or disclosure in, the financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

MONTH-END NET ASSET VALUE PER UNIT

The Fund calculates the Net Asset Value per Unit of each Class of Units as of the last calendar day of each month, the fifteenth calendar day of each month and as of any other dates MLAI may determine in its discretion (each, a “Calculation Date”). The Fund’s Net Asset Value as of any Calculation Date generally equals the value of the Fund’s account under the management of the Trading Advisor as of that date, plus any other assets held by the Fund, minus accrued Sponsor, management and performance fees, trading liabilities, including brokerage commissions and all other liabilities of the Fund.  MLAI or its delegates are authorized to make all Net Asset Value determinations.

MLAI believes that the Net Asset Value used to calculate subscription and redemption value and to report performance to investors is a useful performance measure for the investors of the Fund.  Therefore, the charts below are referencing Net Asset Value at each Calculation Date.

MONTH-END NET ASSET VALUE PER UNIT CLASS A

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.
2014	$1.3211	$1.2721	$1.2714	$1.2908	$1.2608	$1.2686	$1.2736	$1.2883	$1.2917	$1.3128	$1.3193	$1.3311
2015	$1.7560	$1.8109	$1.7658	$1.8049	$1.8747	$1.8615	$1.8530	$1.6778	$1.6154	$1.6743	$1.6110	$1.5966

MONTH-END NET ASSET VALUE PER UNIT CLASS C

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.
2014	$1.2140	$1.1684	$1.1673	$1.1849	$1.1568	$1.1633	$1.1673	$1.1804	$1.1827	$1.2015	$1.2071	$1.2175
2015	$1.5981	$1.6474	$1.6057	$1.6406	$1.7032	$1.6904	$1.6821	$1.5225	$1.4647	$1.5174	$1.4596	$1.4459

MONTH-END NET ASSET VALUE PER UNIT CLASS D

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.
2014	$1.5338	$1.4779	$1.4783	$1.5027	$1.4689	$1.4773	$1.4842	$1.5025	$1.5075	$1.5335	$1.5426	$1.5556
2015	$2.0746	$2.1406	$2.0888	$2.1363	$2.2199	$2.2056	$2.1968	$1.9909	$1.9127	$1.9836	$1.9100	$1.8940

MONTH-END NET ASSET VALUE PER UNIT CLASS I

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.
2014	$1.3672	$1.3167	$1.3163	$1.3360	$1.3053	$1.3134	$1.3189	$1.3346	$1.3377	$1.3591	$1.3508	$1.3800
2015	$1.8064	$1.8638	$1.8173	$1.8583	$1.9310	$1.9175	$1.9102	$1.7278	$1.6806	$1.7421	$1.6767	$1.6619

MONTH-END NET ASSET VALUE PER UNIT CLASS DS

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.
2014	$1.5266	$1.4709	$1.4710	$1.4952	$1.4613	$1.4710	$1.4777	$1.4957	$1.4998	$1.5258	$1.5345	$1.5486
2015	$2.0586	$2.1243	$2.0726	$2.1197	$2.2023	$2.1880	$2.1793	NA	NA	NA	NA	NA

MONTH-END NET ASSET VALUE PER UNIT CLASS DT

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.
2014	$1.6064	$1.5481	$1.5488	$1.5744	$1.5393	$1.5495	$1.5570	$1.5762	$1.5817	$1.6091	$1.6189	$1.6335
2015	$2.1872	$2.2617	$2.2036	$2.2572	$2.3518	$2.3356	$2.3268	$2.1083	$2.0345	$2.1097	$2.0318	$2.0146

MONTH-END NET ASSET VALUE PER UNIT CLASS M

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.
2014	$0.8180	$0.7870	$0.7871	$0.7998	$0.7867	$0.7906	$0.7943	$0.8040	$0.8066	$0.8204	$0.8252	$0.8327
2015	$1.1092	$1.1446	$1.1169	$1.1424	$1.1875	$1.1798	$1.1754	$1.0652	$1.0240	$1.0620	$1.0237	$1.0152

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

For the six month period ended June 30, 2015, Fund capital decreased 20.26% from $147,800,719 to $117,851,258. This decrease was attributable to the net loss from operations of $10,541,373 coupled with the redemption of 14,997,533 redeemable Units resulting in an outflow of $29,160,407.  The cash outflow was offset with cash inflow of $9,752,319 due to subscriptions of 6,438,368 Units. Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent months.

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

Futures Contracts

The Fund trades exchange listed futures contracts.  A listed futures contract is a firm commitment to buy or sell a standardized quantity of an underlying asset over a specified duration.  The Fund buys and sells contracts based on indices of financial assets such as stocks, domestic and global stock indices, as well as contracts on various physical commodities. Prices paid or received on these contracts are determined by the

ask or bid provided by the exchanges on which they are traded.   Contracts may be settled in physical form or cash settled depending upon the contract.  Upon the execution of a trade, margin requirements determine the amount of cash that must be on deposit to secure the transaction.  These amounts are considered restricted cash on the Fund’s Statements of Financial Condition.  Contracts are priced daily by the Fund and the profit or loss is based on the daily mark to market and is recorded as unrealized profit (loss).  When the contract is closed, the Fund records a realized profit or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed.  Because transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker or directly with the exchange on which the contracts are traded, credit exposure is limited.  Realized profit (loss), net and change in unrealized profit (loss), net on futures contracts are recognized in the period in which the contract is closed or the changes occur, respectively and are included in the Statements of Operations.  The Fund also trades futures contracts on the London Metals Exchange (LME). The valuation pricing for LME contracts is based on action of a committee that incorporates prices from the most liquid trading sessions of the day and can also rely on other inputs such as supply and demand factors and bids and asks from open outcry sessions.

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

Reform Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act amended the definition of “eligible contract participant” and the Fund expects to meet the amended definition as it applies to trading in “retail forex” transactions so long as its total assets exceed $10 million.  If the Fund does not meet the definition of “eligible contract participant” for purposes of trading in “retail forex” transactions, it could lead to the Fund being unable to trade such transactions in the interbank market and bearing higher upfront and mark-to-market margin, less favorable trade pricing, and the possible imposition of new or increased fees.  “Retail forex” markets available to parties that do not meet the definition of “eligible contract participant” could also be significantly less liquid than the interbank market.  Moreover, the creditworthiness of the counterparties with whom the Fund may be required to trade in such circumstances could be significantly weaker than the creditworthiness of MLI and the currency forward counterparties with which the Fund would otherwise engage for its currency forward transactions.

Results of Operations

January 1, 2015 to June 30, 2015

January 1, 2015 to March 31, 2015

The Fund experienced a net trading profit of $15,672,792 before brokerage commissions and related fees in the first quarter of 2015. The Fund’s profits were primarily attributable to the interest rates, stock indices, currency, agriculture, energy and metals sectors.

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

April 1, 2015 to June 30, 2015

The Fund experienced a net trading loss of $20,165,372 before brokerage commissions and related fees in the second quarter of 2015. The Fund’s losses were primarily attributable to the metals, stock indices, agriculture, energy, currency and interest rate sectors.

The stock indices sector posted losses to the Fund. Profits were posted to the Fund at the beginning of the second quarter due to long positions in Chinese stocks. Profits were posted to the Fund in the middle of the quarter. The stock indices sector finished May profitably: stock markets generally rallied in the middle of May, especially in Europe after the ECB announced that it would bring forward asset purchases. Gains were made from long positions in Japanese, European and US indices. Losses were posted to the Fund at the end of the quarter due to the European stock indices, selling off late in June as prospects for a credible solution to the Greek crisis seemed to diminish.

The metals sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the second quarter. The weakening U.S. dollar, together with signs of Chinese efforts to boost their economy, boosted industrial metal prices leading to losses from the Fund’s short positions. Profits were posted to the Fund in the middle of the quarter. In metals, the short positions in aluminum and nickel performed strongly as prices declined following increases in supplies. Profits were posted to the Fund at the end of the quarter. The Fund was able to capture the strong bearish trends in metals. Nickel, aluminum, palladium and platinum all continued to trend lower, reflecting the softer global growth outlook.

The agriculture sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the second quarter. Profits were posted to the Fund in the middle of the quarter. In agricultural, short positions in sugar and coffee benefited from improving crop outlooks. Losses were posted to the Fund at the end of the quarter due to excessive rains across the U.S. Midwest that damaged corn and soybeans and delayed the wheat harvest. The Fund’s short positions on grains incurred losses as prices rallied.

The energy sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the second quarter. In April, short positions created losses as oils and natural gas prices rallied, driven by the weaker U.S. dollar, unrest in the Middle East and signs that U.S. production may be faltering. Profits were posted to the Fund in the middle of the quarter. Profits in energies were driven by the Fund’s short exposure to natural gas, whose price declined after data pointing to ample supplies. Losses were posted to the Fund at the end of the quarter.

The currency sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the second quarter due to the short exposure to the Euro. Profits were posted to the Fund in the middle of the quarter.  The Fund’s net long exposure to the U.S. dollar benefited from positive economic data from the U.S. losses posted to the Fund at the end of the quarter. In currencies, gains made from the Fund’s short exposure to the New Zealand dollar were outweighed by losses from the Fund’s net short Japanese yen exposure.

The interest rate sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the second quarter due to long European bond positions. Losses were posted to the Fund in the middle of the quarter. Losses in bonds came mostly from long positions in European bonds and occurred towards the beginning of May as the sell-off which began in late April continued. Losses were posted to the Fund at the end of the quarter. Fixed income markets struggled to balance the prospects of rising rates in the longer term with the near term risk aversion created by events in Greece and China. As a result the Fund’s losses in fixed income came from long exposures to predominantly longer dated bonds.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading VaR associated with the Fund’s open positions by market category for the fiscal period. For the six month periods ended June 30, 2015 and 2014 the Fund’s average capitalization was $140,764,988 and $143,930,489, respectively.

June 30, 2015

	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Agriculture	$4,321,135	3.07%	$5,649,057	$3,069,597
Currencies	1,729,011	1.23%	2,199,991	1,019,583
Energy	1,118,851	0.79%	1,695,659	867,890
Interest Rates	5,029,890	3.57%	6,388,899	2,973,637
Metals	1,235,083	0.88%	2,387,321	613,196
Stock Indices	1,248,286	0.89%	2,109,403	822,740

Total	$14,682,256	10.43%	$20,430,330	$9,366,643

June 30, 2014

	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Agriculture	$2,155,325	1.50%	$4,222,053	$425,869
Currencies	1,096,991	0.76%	2,114,425	247,234
Energy	983,627	0.68%	1,736,108	363,030
Interest Rates	4,491,705	3.12%	7,053,579	1,872,335
Metals	1,562,552	1.09%	1,796,120	1,401,300
Stock Indices	3,680,473	2.56%	5,118,661	2,576,609

Total	$13,970,673	9.71%	$22,040,946	$6,886,377

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

Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Fund’s market risk exposures except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Fund manages its primary market risk exposures constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Fund’s primary market risk exposures as well as the strategies used and to be used by MLAI and the Trading Advisor for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Fund’s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Fund. There can be no assurance that the Fund’s current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term. Investors must be prepared to lose all or substantially all of the time value of their investment in the Fund.

The following were the primary trading risk exposures of the Fund as of December 31, 2014, by market sector. There have been no material changes at June 30, 2015.

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

Agricultural Commodities

The Fund’s primary agricultural commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Soybeans, cocoa and livestock accounted for the substantial bulk of the Fund’s agricultural commodities exposure.

Energy

The Fund’s primary energy market exposure is to natural gas and crude oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the primary non-trading risk exposures of the Fund as of December 31, 2014. There have been no material changes at June 30, 2015.

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

Qualitative Disclosures Regarding Means of Managing Risk Exposure

Trading Risk

MLAI has procedures in place intended to control market risk, although there can be no assurance that they will, in fact, succeed in doing so.  While MLAI does not itself intervene in the markets to hedge or diversify the Fund’s market exposure, MLAI may urge the Trading Advisor to reallocate positions in an attempt to avoid over-concentrations.  However, such interventions are unusual, except in cases in which it appears that the Trading Advisor has begun to deviate from past practice and trading policies or to be trading erratically. MLAI’s basic control procedures consist of the process of monitoring the Trading Advisor with the market risk controls being applied by the Trading Advisor itself.

Risk Management

With respect to market and liquidity risk, the Trading Advisor employs a value-at-risk methodology and other risk management procedures to monitor the exposure of the Trading Program to this risk within pre-defined guidelines.  If risk exceeds the maximum prescribed level, risk reducing investments will be entered into.  Additionally, the Trading Advisor has developed mechanisms designed to control risk effectively at both an individual market and portfolio level.  In seeking to control the risks of the Trading Program, the Trading Advisor may intervene in the risk management framework in extreme market situations where the Trading Advisor believes that an intervention is in the best interests of its clients.  The Trading Advisor has an Operational Risk Committee, which is responsible for managing all operational risk affecting the Trading Advisor.  Operational risk is defined as the risk of loss resulting from inadequate or failed processes, people and systems or external events.  It includes the risk of failure of a broker or other service provider, the risk of the loss of investment or operational capability at the Trading Advisor, the risk of breaches of intellectual property security and the risk of breaches of law or regulation.

Non-Trading Risk

The Fund controls the non-trading exchange rate risk by regularly converting foreign currency balances back into U.S. dollars at least once per week, and more frequently if a particular foreign currency balance becomes unusually high.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

MLAI’s Chief Executive Officer and Chief Financial Officer, on behalf of the Fund, have evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act) with respect to the Fund as of the end of the quarter which ended June 30, 2015, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting (in connection with Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act) occurred during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

The Fund’s sales of unregistered securities are as follows for each Class of Units:

	Subscription
CLASS A	Amount	Units	NAV (1)
1/01/2015	$99,000	56,717	$1.7318
1/16/2015	34,525	19,509	1.7560
2/1/2015	9,750	5,344	1.8109
2/16/2015	123,750	69,542	1.7658
3/01/2015	292,750	160,967	1.8049
3/16/2015	182,831	96,823	1.8747
4/01/2015	80,930	43,163	1.8615
4/16/2015	25,034	13,412	1.8530
5/01/2015	289,040	170,898	1.6778
5/16/2015	24,600	15,080	1.6154
6/01/2015	14,850	8,786	1.6743
6/16/2015	281,526	173,034	1.6110
7/01/2015	146,625	90,936	1.5966

	Subscription
CLASS C	Amount	Units	NAV (1)
1/01/2015	$312,000	196,387	$1.5768
1/16/2015	75,000	46,584	1.5981
2/1/2015	295,929	178,346	1.6474
2/16/2015	135,277	83,628	1.6057
3/01/2015	737,000	445,991	1.6406
3/16/2015	297,988	173,743	1.7032
4/01/2015	1,247,974	733,110	1.6904
4/16/2015	641,000	378,439	1.6821
5/01/2015	316,000	205,971	1.5225
5/16/2015	632,000	427,258	1.4647
6/01/2015	463,000	302,239	1.5174
6/16/2015	565,000	383,311	1.4596
7/01/2015	681,350	466,614	1.4459

	Subscription
CLASS D	Amount	Units	NAV (1)
1/01/2015	$—	—	$2.0448
1/16/2015	—	—	2.0746
2/1/2015	—	—	2.1406
2/16/2015	—	—	2.0888
3/01/2015	—	—	2.1363
3/16/2015	—	—	2.2199
4/01/2015	—	—	2.2056
4/16/2015	—	—	2.1968
5/01/2015	100	50	1.9909
5/16/2015	—	—	1.9127
6/01/2015	—	—	1.9836
6/16/2015	—	—	1.9100
7/01/2015	1,000,000	522,794	1.8940

	Subscription
CLASS I	Amount	Units	NAV (1)
1/01/2015	$—	—	$1.7810
1/16/2015	—	—	1.8064
2/1/2015	—	—	1.8638
2/16/2015	—	—	1.8173
3/01/2015	—	—	1.8583
3/16/2015	—	—	1.9310
4/01/2015	102,000	52,316	1.9175
4/16/2015	—	—	1.9102
5/01/2015	10,000	5,684	1.7278
5/16/2015	—	—	1.6806
6/01/2015	—	—	1.7421
6/16/2015	—	—	1.6767
7/01/2015	—	—	1.6619

	Subscription
CLASS DS	Amount	Units	NAV (1)
1/01/2015	$—	—	$2.0290
1/16/2015	—	—	2.0586
2/1/2015	—	—	2.1243
2/16/2015	—	—	2.0726
3/01/2015	—	—	2.1197
3/16/2015	—	—	2.2023
4/01/2015	—	—	2.1880
4/16/2015	161,403	73,442	2.1793
5/01/2015	—	—	—
5/16/2015	—	—	—
6/01/2015	—	—	—
6/16/2015	—	—	—
7/01/2015	—	—	—

	Subscription
CLASS DT	Amount	Units	NAV (1)
1/01/2015	$—	—	$2.1534
1/16/2015	—	—	2.1872
2/1/2015	—	—	2.2617
2/16/2015	—	—	2.2036
3/01/2015	—	—	2.2572
3/16/2015	—	—	2.3518
4/01/2015	—	—	2.3356
4/16/2015	—	—	2.3268
5/01/2015	363,062	170,596	2.1083
5/16/2015	—	—	2.0345
6/01/2015	—	—	2.1097
6/16/2015	—	—	2.0318
7/01/2015	—	—	2.0146

	Subscription
CLASS M	Amount	Units	NAV (1)
1/01/2015	$—	—	$1.0933
1/16/2015	—	—	1.1092
2/1/2015	55,000	47,764	1.1446
2/16/2015	15,000	13,348	1.1169
3/01/2015	390,000	339,366	1.1424
3/16/2015	—	—	1.1875
4/01/2015	323,000	272,275	1.1798
4/16/2015	100,000	84,631	1.1754
5/01/2015	50,000	46,668	1.0652
5/16/2015	30,000	29,014	1.0240
6/01/2015	850,000	792,910	1.0620
6/16/2015	126,000	122,022	1.0237
7/01/2015	75,000	73,242	1.0152

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

Item 6.                                 Exhibits

The following exhibits are filed herewith to this Quarterly Report on Form 10-Q:

31.01 and

31.02                                         Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01

and 31.02:             Are filed herewith.

32.01 and

32.02                                         Section 1350 Certifications

Exhibit 32.01

and 32.02                 Are filed herewith.

Exhibit 101   Are filed herewith.

The following materials from the Fund’s quarterly Report on Form 10-Q for the three and six month periods ended June 30, 2015 formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Financial Condition (ii) Statements of Operations (iii) Statements of Changes in Members’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASPECT FUTURESACCESS LLC

	By:	MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(Manager)

Date: August 14, 2015	By:	/s/ KEITH GLENFIELD
Keith Glenfield
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 14, 2015	By:	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial Officer)