Form 10-Q
period 2015-09-30
Aspect FuturesAccess LLC
filed 2015-11-13
CIK 1309132

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Large accelerated filer ☐	Accelerated filer☐
Non-accelerated filer ☒	Smaller reporting company☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐    No  ☒

As of September 30, 2015, 81,751,098 units of limited liability company interest were outstanding.

ASPECT FUTURESACCESS LLC

QUARTERLY REPORT FOR SEPTEMBER 30, 2015 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

ASPECT FUTURESACCESS LLC

(A Delaware Limited Liability Company)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	September 30,	December 31,
	2015	2014
ASSETS:
Equity in commodity trading accounts:
Cash (including restricted cash of $18,929,925 for 2015 and $25,744,662 for 2014)	$137,160,199	$144,270,669
Unrealized profit on open futures contracts	4,496,028	11,405,220
Unrealized profit on open forwards contracts	1,176,362	4,676,369
Cash and cash equivalents	539,471	525,336
Other assets	10	5,490

TOTAL ASSETS	$143,372,070	$160,883,084

LIABILITIES AND MEMBERS’ CAPITAL:
LIABILITIES:

Brokerage commissions payable	$11,465	$20,409
Sponsor and Advisory fees payable	430,070	4,128,764
Redemptions payable	1,133,568	2,382,533
Unrealized loss on open futures contracts	2,145,223	2,027,902
Unrealized loss on open forwards contracts	1,271,693	3,120,254
Other liabilities	1,424,843	1,402,503

Total liabilities	6,416,862	13,082,365

MEMBERS’ CAPITAL:
Members’ Capital (81,751,098 Units and 87,952,580 Units outstanding; unlimited Units authorized)	136,955,208	147,800,719
Total members’ capital	136,955,208	147,800,719

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$143,372,070	$160,883,084

NET ASSET VALUE PER UNIT:

Class A	$1.8005	$1.7318
Class C	$1.6258	$1.5768
Class D	$2.1462	$2.0448
Class I	$1.8746	$1.7810
Class DS*	$—	$2.0290
Class DT	$2.2836	$2.1534
Class M	$1.1491	$1.0933

*Units fully redeemed as of April 30, 2015.
See notes to financial statements.

ASPECT FUTURESACCESS LLC

(A Delaware Limited Liability Company)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014
TRADING PROFIT (LOSS):

Realized, net	$13,777,894	$8,139,832	$21,014,122	$12,037,864
Change in unrealized, net	3,050,849	574,416	(8,677,959)	(3,420,423)
Brokerage commissions	(101,600)	(130,237)	(349,025)	(412,821)

Total trading profit (loss), net	16,727,143	8,584,011	11,987,138	8,204,620

INVESTMENT INCOME (EXPENSE):
Interest, net	(685)	3,087	(288)	2,312

EXPENSES:
Management fee	656,101	639,754	2,075,519	2,076,260
Sponsor fee	606,151	483,663	1,779,770	1,579,535
Performance fee	—	—	2,862,990	—
Other	177,255	119,653	522,993	475,914
Total expenses	1,439,507	1,243,070	7,241,272	4,131,709

NET INVESTMENT INCOME (LOSS)	(1,440,192)	(1,239,983)	(7,241,560)	(4,129,397)

NET INCOME (LOSS)	$15,286,951	$7,344,028	$4,745,578	$4,075,223

NET INCOME (LOSS) PER UNIT:

Weighted average number of Units outstanding
Class A	13,444,100	13,536,957	12,865,998	15,266,514
Class C	51,262,497	52,041,755	50,378,623	58,140,722
Class D	3,005,210	2,482,366	2,656,657	2,482,366
Class I	1,226,316	1,245,489	1,227,322	2,633,491
Class DS*	—	14,756,637	11,455,528	16,649,063
Class DT	5,150,361	6,920,809	5,241,290	7,693,947
Class M	7,541,857	6,465,538	6,600,598	6,254,717

Net income (loss) per weighted average Unit
Class A	$0.2007	$0.0765	$0.0744	$0.0344
Class C	$0.1795	$0.0672	$0.0495	$0.0230
Class D	$0.2490	$0.0959	$0.1407	$0.0834
Class I	$0.2150	$0.0807	$0.0867	$(0.0080)
Class DS*	$—	$0.0964	$(0.0266)	$0.0641
Class DT	$0.2701	$0.1031	$0.1382	$0.0777
Class M	$0.1303	$0.0522	$0.0595	$0.0578

*Units fully redeemed as of April 30, 2015. (Presentation of weighted average units outstanding and net income (loss) per weighted average units for this share class is for the period January 1, 2015 to April 30, 2015.)

See notes to financial statements.

ASPECT FUTURESACCESS LLC

(A Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(unaudited) (in Units)

	Members’ Capital			Members’ Capital	Members’ Capital			Members’ Capital
	December 31, 2013	Subscriptions	Redemptions	September 30, 2014	December 31, 2014	Subscriptions	Redemptions	September 30, 2015
Class A	18,353,686	86,884	(5,262,002)	13,178,568	12,349,527	1,836,309	(688,513)	13,497,323
Class C	68,708,959	2,698,155	(20,867,009)	50,540,105	49,129,741	4,799,024	(2,846,979)	51,081,786
Class D	2,482,365	—	—	2,482,365	2,482,365	522,844	—	3,005,209
Class I	4,156,462	—	(2,920,099)	1,236,363	1,207,316	58,000	(59,008)	1,206,308
Class DS*	18,932,203	1,510,111	(6,231,377)	14,210,937	11,804,527	73,442	(11,877,969)	—
Class DT	8,531,693	—	(2,017,863)	6,513,830	5,440,620	1,026,778	(1,179,674)	5,287,724
Class M	4,503,373	4,430,945	(2,738,042)	6,196,276	5,538,484	2,240,914	(106,650)	7,672,748

Total Members’ Units	125,668,741	8,726,095	(40,036,392)	94,358,444	87,952,580	10,557,311	(16,758,793)	81,751,098

*Units fully redeemed as of April 30, 2015.

See notes to financial statements.

ASPECT FUTURESACCESS LLC

(A Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(unaudited)

	Members’ Capital			Net Income	Members’ Capital	Members’ Capital				Members’ Capital
	December 31, 2013	Subscriptions	Redemptions	(Loss)	September 30, 2014	December 31, 2014	Subscriptions	Redemptions	Net Income (Loss)	September 30, 2015
Class A	$24,808,334	$113,081	$(6,893,987)	$525,295	$18,552,723	$21,386,741	$3,164,851	$(1,207,077)	$957,697	$24,302,212
Class C	85,375,459	3,257,730	(25,052,283)	1,338,224	64,919,130	77,465,333	7,636,518	(4,546,580)	2,495,288	83,050,559
Class D	3,892,586	—	—	206,908	4,099,494	5,075,852	1,000,100	—	373,921	6,449,873
Class I	5,813,517	—	(3,985,985)	(21,109)	1,806,423	2,150,219	112,000	(107,225)	106,371	2,261,365
Class DS*	29,551,548	2,273,745	(9,529,835)	1,066,442	23,361,900	23,951,811	161,403	(23,808,292)	(304,922)	—
Class DT	14,009,030	—	(3,294,813)	597,646	11,311,863	11,715,686	2,270,636	(2,636,138)	724,603	12,074,787
Class M	3,767,021	3,587,534	(2,238,339)	361,817	5,478,033	6,055,077	2,485,000	(116,285)	392,620	8,816,412

Total Members’ Capital	$167,217,495	$9,232,090	$(50,995,242)	$4,075,223	$129,529,566	$147,800,719	$16,830,508	$(32,421,597)	$4,745,578	$136,955,208

*Units fully redeemed as of April 30, 2015.

See notes to financial statements.

ASPECT FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class DT	Class M

Per Unit Operating Performance:

Net asset value, beginning of period	$1.5966	$1.4459	$1.8940	$1.6619	$2.0146	$1.0152

Net realized and net change in unrealized trading profit (loss)	0.2230	0.2012	0.2671	0.2308	0.2820	0.1419
Brokerage commissions	(0.0013)	(0.0012)	(0.0016)	(0.0014)	(0.0017)	(0.0009)
Interest income, net (c)	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)
Expenses	(0.0178)	(0.0201)	(0.0133)	(0.0167)	(0.0113)	(0.0071)

Net asset value, end of period	$1.8005	$1.6258	$2.1462	$1.8746	$2.2836	$1.1491

Total Return: (a) (d)

Total return before Performance fees	12.78%	12.44%	13.31%	12.80%	13.36%	13.19%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Total return after Performance fees	12.78%	12.44%	13.31%	12.80%	13.36%	13.19%

Ratios to Average Member’s Capital: (d)

Expenses (excluding Performance fees) (b)	1.02%	1.27%	0.64%	0.92%	0.51%	0.64%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Expenses (including Performance fees)	1.02%	1.27%	0.64%	0.92%	0.51%	0.64%

Net investment income (loss) (excluding Performance fees)	-1.02%	-1.27%	-0.64%	-0.92%	-0.51%	-0.64%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Net investment income (loss) (including Performance fees)	-1.02%	-1.27%	-0.64%	-0.92%	-0.51%	-0.64%

(a) The total return is calculated for each class taken as a whole based on the change in net asset value.  An individual member’s return may vary from these returns based on timing of capital transactions.

(b) The expense ratios do not include brokerage commissions.

(c) Interest income, net is less than $0.0001 per Unit.

(d) The ratios and total return are not annualized.

See notes to financial statements.

ASPECT FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class DS*	Class DT	Class M

Per Unit Operating Performance:

Net asset value, beginning of period	$1.7318	$1.5768	$2.0448	$1.7810	$2.0290	$2.1534	$1.0933

Net realized and net change in unrealized trading profit (loss)	0.1601	0.1440	0.1860	0.1832	0.0233	0.2014	0.1011
Brokerage commissions	(0.0044)	(0.0040)	(0.0052)	(0.0046)	(0.0023)	(0.0055)	(0.0028)
Interest income, net	(0.0000)	(0.0000)	(0.0000)	(0.0000)	0.0001	(0.0000)	(0.0000)
Expenses	(0.0870)	(0.0910)	(0.0794)	(0.0850)	(0.0574)	(0.0657)	(0.0425)
Net asset value, before full redemption	1.8005	1.6258	2.1462	1.8746	1.9927	2.2836	1.1491
Less redemption	—	—	—	—	1.9927	—	—

Net asset value, end of period	$1.8005	$1.6258	$2.1462	$1.8746	$—	$2.2836	$1.1491

Total Return: (a) (c)

Total return before Performance fees	5.94%	5.08%	6.93%	7.25%	0.18%	7.55%	7.08%
Performance fees	-1.97%	-1.97%	-1.97%	-1.99%	-1.97%	-1.50%	-1.97%
Total return after Performance fees	3.97%	3.11%	4.96%	5.26%	-1.79%	6.05%	5.11%

Ratios to Average Member’s Capital: (c)

Expenses (excluding Performance fees) (b)	3.02%	3.77%	1.89%	2.72%	1.83%	1.51%	1.89%
Performance fees	1.88%	1.88%	1.88%	1.88%	1.88%	1.43%	1.88%
Expenses (including Performance fees)	4.90%	5.65%	3.77%	4.60%	3.71%	2.94%	3.77%

Net investment income (loss) (excluding Performance fees)	-3.02%	-3.77%	-1.89%	-2.72%	-1.83%	-1.51%	-1.89%
Performance fees	-1.88%	-1.88%	-1.88%	-1.88%	-1.88%	-1.43%	-1.88%
Net investment income (loss) (including Performance fees)	-4.90%	-5.65%	-3.77%	-4.60%	-3.71%	-2.94%	-3.77%

(a) The total return is calculated for each class taken as a whole based on the change in net asset value.  An individual member’s return may vary from these returns based on timing of capital transactions.

(b) The expense ratios do not include brokerage commissions.

(c) The ratios and total return are not annualized.

*Units fully redeemed as of April 30, 2015.

See notes to financial statements.

ASPECT FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class DS	Class DT	Class M

Per Unit Operating Performance:

Net asset value, beginning of period	$1.3311	$1.2175	$1.5556	$1.3800	$1.5486	$1.6335	$0.8327

Net realized and net change in unrealized trading profit (loss)	0.0921	0.0841	0.1078	0.0955	0.1074	0.1133	0.0577
Brokerage commissions	(0.0014)	(0.0013)	(0.0016)	(0.0014)	(0.0016)	(0.0017)	(0.0009)
Interest income, net (c)	0.0000	0.0000	0.0000	0.0000	0.0000	0.0000	0.0000
Expenses	(0.0140)	(0.0158)	(0.0104)	(0.0130)	(0.0105)	(0.0085)	(0.0054)

Net asset value, end of period	$1.4078	$1.2845	$1.6514	$1.4611	$1.6439	$1.7366	$0.8841

Total Return: (a) (d)

Total return before Performance fees	5.76%	5.50%	6.16%	5.87%	6.15%	6.31%	6.17%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Total return after Performance fees	5.76%	5.50%	6.16%	5.87%	6.15%	6.31%	6.17%

Ratios to Average Member’s Capital: (d)

Expenses (excluding Performance fees) (b)	0.97%	1.22%	0.60%	0.87%	0.60%	0.47%	0.60%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Expenses (including Performance fees)	0.97%	1.22%	0.60%	0.87%	0.60%	0.47%	0.60%

Net investment income (loss) (excluding Performance fees)	-0.97%	-1.22%	-0.59%	-0.87%	-0.59%	-0.47%	-0.59%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Net investment income (loss) (including Performance fees)	-0.97%	-1.22%	-0.59%	-0.87%	-0.59%	-0.47%	-0.59%

(a) The total return is based on compounded monthly returns and is calculated for each class taken as a whole. An individual member’s return may vary from these returns based on timing of capital transactions.

(b) The expense ratios do not include brokerage commissions.

(c) Interest income, net is less than $0.0001 per Unit

(d) The ratios and total return are not annualized.

See notes to financial statements.

ASPECT FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class DS	Class DT	Class M

Per Unit Operating Performance:

Net asset value, beginning of period	$1.3517	$1.2426	$1.5681	$1.3987	$1.5609	$1.6420	$0.8365

Net realized and net change in unrealized trading profit (loss)	0.1026	0.0936	0.1205	0.1065	0.1200	0.1268	0.0645
Brokerage commissions	(0.0039)	(0.0036)	(0.0045)	(0.0040)	(0.0045)	(0.0048)	(0.0024)
Interest income, net (c)	0.0000	0.0000	0.0000	0.0000	0.0000	0.0000	0.0000
Expenses	(0.0426)	(0.0481)	(0.0327)	(0.0401)	(0.0325)	(0.0274)	(0.0145)

Net asset value, end of period	$1.4078	$1.2845	$1.6514	$1.4611	$1.6439	$1.7366	$0.8841

Total Return: (a) (d)

Total return before Performance fees	4.15%	3.37%	5.31%	4.46%	5.31%	5.76%	5.69%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Total return after Performance fees	4.15%	3.37%	5.31%	4.46%	5.31%	5.76%	5.69%

Ratios to Average Member’s Capital: (d)

Expenses (excluding Performance fees) (b)	2.97%	3.72%	1.84%	2.67%	1.84%	1.47%	1.84%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Expenses (including Performance fees)	2.97%	3.72%	1.84%	2.67%	1.84%	1.47%	1.84%

Net investment income (loss) (excluding Performance fees)	-2.96%	-3.72%	-1.84%	-2.66%	-1.84%	-1.46%	-1.84%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Net investment income (loss) (including Performance fees)	-2.96%	-3.72%	-1.84%	-2.66%	-1.84%	-1.46%	-1.84%

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

Merrill Lynch Alternative Investments LLC (“MLAI”, the “Sponsor” or the “Managing Member”) is the sponsor and manager of the Fund. MLAI is an indirect wholly-owned subsidiary of Bank of America Corporation. Bank of America Corporation and its affiliates are referred to herein as “BofA Corp.”. Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”) is currently the exclusive clearing broker for the Fund.  The Sponsor may select other parties as clearing broker(s). Merrill Lynch International (“MLI”) is the primary foreign exchange (“F/X”) forward prime broker for the Fund. The Sponsor may select other of its affiliates, or third parties, as F/X or other over-the-counter (“OTC”) prime brokers. MLPF&S and MLI are BofA Corp. affiliates.

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

The Fund considers all highly liquid investments, with a maturity of three months or less when acquired, to be cash equivalents. As of September 30, 2015 the Fund holds cash equivalents. Cash was held at a nationally recognized financial institution.

In the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of the Fund as of September 30, 2015 and December 31, 2014 and the results of its operations for the three and nine month periods ended September 30, 2015 and 2014.  However, the operating results for the interim periods may not be indicative of the results for the full year.

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

2.              CONDENSED SCHEDULES OF INVESTMENTS

The Fund’s investments, defined as unrealized profit (loss) on open contracts on the Statements of Financial Condition, as of September 30, 2015 and December 31, 2014, are as follows:

September 30, 2015

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts/Notional*	Profit (Loss)	Members’ Capital	Contracts/Notional*	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	255	$(185,241)	-0.14%	(978)	$171,890	0.13%	$(13,351)	-0.01%	November 2015 - February 2016
Currencies - Futures	—	—	0.00%	(28)	3,416	0.00%	3,416	0.00%	December 2015
Currencies - Forwards*	83,368,865	(869,073)	-0.63%	(153,195,296)	773,742	0.56%	(95,331)	-0.07%	December 2015
Energy	—	—	0.00%	(519)	595,332	0.43%	595,332	0.43%	October 2015 - December 2015
Interest rates	4,552	1,849,413	1.35%	(3)	(240)	0.00%	1,849,173	1.35%	December 2015 - March 2018
Metals	175	(57,811)	-0.04%	(812)	(203,736)	-0.15%	(261,547)	-0.19%	December 2015 - January 2016
Stock indices	107	(39,161)	-0.03%	(356)	216,943	0.16%	177,782	0.13%	October 2015 - December 2015

Total		$698,127	0.51%		$1,557,347	1.13%	$2,255,474	1.64%

December 31, 2014

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts/Notional*	Profit (Loss)	Members’ Capital	Contracts/Notional*	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	320	$(176,604)	-0.12%	(897)	$676,248	0.46%	$499,644	0.34%	February 2015 - April 2015
Currencies - Futures	—	—	0.00%	(106)	72,529	0.05%	72,529	0.05%	March 2015
Currencies - Forwards*	177,986,978	(2,561,819)	-1.73%	(305,534,846)	4,117,934	2.79%	1,556,115	1.06%	March 2015
Energy	—	—	0.00%	(627)	3,389,623	2.29%	3,389,623	2.29%	January 2015 - December 2015
Interest rates	4,974	4,862,228	3.29%	(509)	(41,179)	-0.03%	4,821,049	3.26%	March 2015 - June 2017
Metals	358	(930,978)	-0.63%	(502)	613,650	0.42%	(317,328)	-0.21%	February 2015 - April 2015
Stock indices	1,294	1,070,026	0.72%	(158)	(158,225)	-0.11%	911,801	0.61%	January 2015 - March 2015

Total		$2,262,853	1.53%		$8,670,580	5.87%	$10,933,433	7.40%

*Currencies — Forwards present notional amounts as converted to USD.

No individual contract’s unrealized profit or loss comprised greater than 5% of Members’ Capital as of September 30, 2015 and December 31, 2014. With respect to each commodity industry sector listed in the above chart, the net unrealized profit (loss) on open positions is the sum of the unrealized profits (losses) of long positions and short positions of the open contracts, netting unrealized losses against unrealized profits as applicable.  Net unrealized profit and loss provides a rough measure of the exposure of the Fund to the various sectors as of the date listed, although such exposure can change at any time.

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

Transfers of investments between different levels of the fair value hierarchy, if any, are recorded as of the beginning of the reporting period. There were no transfers to or from any level during the three or nine month periods ended September 30, 2015 or the year ended December 31, 2014.

The Fund’s unrealized profit (loss) on open forwards and futures contracts, by the above fair value hierarchy levels, as of September 30, 2015 and December 31, 2014, are as follows:

Net unrealized profit (loss) on open contracts

	Total	Level I	Level II	Level III

Assets
Futures	$4,496,028	$4,019,900	$476,128	$—
Forwards	1,176,362	—	1,176,362	—
	$5,672,390	$4,019,900	$1,652,490	$—

Liabilities
Futures	$2,145,223	$1,468,991	$676,232	$—
Forwards	1,271,693	—	1,271,693	—
	$3,416,916	$1,468,991	$1,947,925	$—

September 30, 2015	$2,255,474	$2,550,909	$(295,435)	$—

Net unrealized profit (loss) on open contracts

	Total	Level I	Level II	Level III

Assets
Futures	$11,405,220	$10,808,290	$596,930	$—
Forwards	4,676,369	—	4,676,369	—
	$16,081,589	$10,808,290	$5,273,299	$—

Liabilities
Futures	$2,027,902	$1,081,090	$946,812	$—
Forwards	3,120,254	—	3,120,254	—
	$5,148,156	$1,081,090	$4,067,066	$—

December 31, 2014	$10,933,433	$9,727,200	$1,206,233	$—

The Fund’s volume of trading forwards and futures as of the nine month period ended September 30, 2015 and year ended December 31, 2014 are representative of the activity throughout these periods.

The Fund engages in the speculative trading of futures, options on futures and forward contracts on a wide range of commodities. Such contracts meet the definition of a derivative as noted in the ASC guidance for accounting for derivative and hedging activities. The fair value amounts of, and the net profits and losses on, derivative instruments are disclosed in the Statements of Financial Condition and Statements of Operations, respectively. There are no credit related contingent features embedded in these derivative contracts. The total notional, number of contracts and fair values of derivative instruments by contract type/commodity sector are disclosed in Note 2.

The Fund maintains margin deposits and cash collateral with its futures and forwards brokers, respectively, based on the greater of exchange margin or amounts determined by the respective broker. At September 30, 2015 and December 31, 2014, the initial margin deposits (cash) are used to satisfy the margin requirements to establish the futures or forward contracts and are presented on the Statements of Financial Condition in Cash in the Equity in commodity trading accounts. The variation margin on open contracts is presented gross on the Statements of Financial Condition in Unrealized profit or loss on futures or forwards contracts, respectively. The Fund is subject to agreements which support the ability to settle net with their counterparties; however, the Fund has elected to present the related balances on the Statements of Financial Condition on a gross basis. The net of these amounts less the restricted cash presented within the Cash in the Equity in commodity trading accounts on the Statements of Financial Condition represents the Fund’s net exposure.

The following table indicates the trading profits and losses before brokerage commissions, by commodity industry sector for each of the three and nine month periods ended September 30, 2015 and 2014:

	For the three months ended	For the nine months ended
	September 30, 2015	September 30, 2015
Commodity Industry	profit (loss)	profit (loss)
Sector	from trading, net	from trading, net

Agriculture	$504,420	$(223,781)
Currencies	1,905,411	(313,980)
Energy	6,900,763	5,000,737
Interest rates	4,307,943	2,070,400
Metals	4,089,870	4,612,164
Stock indices	(879,664)	1,190,623

Total, net	$16,828,743	$12,336,163

	For the three months ended	For the nine months ended
	September 30, 2014	September 30, 2014
Commodity Industry	profit (loss)	profit (loss)
Sector	from trading, net	from trading, net

Agriculture	$5,449,473	$6,713,372
Currencies	(105,413)	863,687
Energy	1,658,364	483,040
Interest rates	2,865,687	4,798,243
Metals	(11,860)	(3,186,340)
Stock indices	(1,142,003)	(1,054,561)

Total, net	$8,714,248	$8,617,441

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

5.              RELATED PARTY TRANSACTIONS

MLAI owns 50 Class D Units which represent less than 1% of the Fund’s Net Asset Value as of September 30, 2015.

MLAI and the Fund entered into a transfer agency and investor services agreement with Financial Data Services, Inc. (the “Transfer Agent”), a wholly-owned subsidiary of BofA Corp. and affiliate of MLAI. The Transfer Agent provides registrar, distribution disbursing agent, transfer agent and certain other services related to the issuance, redemption, exchange and transfer of Units. The fees charged by the Transfer Agent for its services are based on the aggregate net assets of funds managed or sponsored by MLAI. The fee rate ranges from 0.016% to 0.02% per year of the aggregate net assets managed or sponsored by MLAI. During the quarter ended September 30, 2015, the rate ranged from 0.018% to 0.02%. The fee is payable monthly in arrears. MLAI allocates the Transfer Agent fees to each of the managed or sponsored funds, including the Fund, on a monthly basis based on each fund’s net assets. The Transfer Agent fee allocated to the Fund for the three month periods ended September 30, 2015, and 2014 amounted to $15,156 and $6,474, respectively. The Transfer Agent fee allocated to the Fund for the nine month periods ended September 30, 2015 and 2014 amounted to $47,994 and $21,649, respectively, of which $15,422 and $4,674 was payable to the Transfer Agent as of September 30, 2015 and December 31, 2014, respectively.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

MONTH-END NET ASSET VALUE PER UNIT

The Fund calculates the Net Asset Value per Unit of each Class of Units as of the last calendar day of each month, the fifteenth calendar day of each month and as of any other dates MLAI may determine in its discretion (each, a “Calculation Date”). The Fund’s Net Asset Value as of any Calculation Date generally equals the value of the Fund’s account under the management of the Trading Advisor as of that date, plus any other assets held by the Fund, minus accrued Sponsor, management and performance fees, trading liabilities, including brokerage commissions, any offering or operating costs, and all other liabilities of the Fund.  MLAI or its delegates are authorized to make all Net Asset Value determinations.

MLAI believes that the Net Asset Value used to calculate subscription and redemption value and to report performance to investors is a useful performance measure for the investors of the Fund.  Therefore, the charts below are referencing Net Asset Value at each Calculation Date.

MONTH-END NET ASSET VALUE PER UNIT CLASS A

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.	Jul. 15th	Jul.	Aug. 15th	Aug.	Sep. 15th	Sep.
2014	$1.3211	$1.2721	$1.2714	$1.2908	$1.2608	$1.2686	$1.2736	$1.2883	$1.2917	$1.3128	$1.3193	$1.3311	$1.3378	$1.3252	$1.3665	$1.3934	$1.3470	$1.4078
2015	$1.7560	$1.8109	$1.7658	$1.8049	$1.8747	$1.8615	$1.8530	$1.6778	$1.6154	$1.6743	$1.6110	$1.5966	$1.6636	$1.7499	$1.7655	$1.7439	$1.7580	$1.8005

MONTH-END NET ASSET VALUE PER UNIT CLASS C

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.	Jul. 15th	Jul.	Aug. 15th	Aug.	Sep. 15th	Sep.
2014	$1.2140	$1.1684	$1.1673	$1.1849	$1.1568	$1.1633	$1.1673	$1.1804	$1.1827	$1.2015	$1.2071	$1.2175	$1.2232	$1.2113	$1.2486	$1.2725	$1.2296	$1.2845
2015	$1.5981	$1.6474	$1.6057	$1.6406	$1.7032	$1.6904	$1.6821	$1.5225	$1.4647	$1.5174	$1.4596	$1.4459	$1.5060	$1.5829	$1.5963	$1.5760	$1.5880	$1.6258

MONTH-END NET ASSET VALUE PER UNIT CLASS D

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.	Jul. 15th	Jul.	Aug. 15th	Aug.	Sep. 15th	Sep.
2014	$1.5338	$1.4779	$1.4783	$1.5027	$1.4689	$1.4773	$1.4842	$1.5025	$1.5075	$1.5335	$1.5426	$1.5556	$1.5646	$1.5511	$1.6005	$1.6331	$1.5798	$1.6514
2015	$2.0746	$2.1406	$2.0888	$2.1363	$2.2199	$2.2056	$2.1968	$1.9909	$1.9127	$1.9836	$1.9100	$1.8940	$1.9779	$2.0809	$2.1006	$2.0761	$2.0942	$2.1462

MONTH-END NET ASSET VALUE PER UNIT CLASS I

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.	Jul. 15th	Jul.	Aug. 15th	Aug.	Sep. 15th	Sep.
2014	$1.3672	$1.3167	$1.3163	$1.3360	$1.3053	$1.3134	$1.3189	$1.3346	$1.3377	$1.3591	$1.3508	$1.3800	$1.3873	$1.3745	$1.4176	$1.4458	$1.3980	$1.4611
2015	$1.8064	$1.8638	$1.8173	$1.8583	$1.9310	$1.9175	$1.9102	$1.7278	$1.6806	$1.7421	$1.6767	$1.6619	$1.7318	$1.8213	$1.8373	$1.8150	$1.8299	$1.8746

MONTH-END NET ASSET VALUE PER UNIT CLASS DS

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.	Jul. 15th	Jul.	Aug. 15th	Aug.	Sep. 15th	Sep.
2014	$1.5266	$1.4709	$1.4710	$1.4952	$1.4613	$1.4710	$1.4777	$1.4957	$1.4998	$1.5258	$1.5345	$1.5486	$1.5573	$1.5435	$1.5924	$1.6248	$1.5718	$1.6439
2015	$2.0586	$2.1243	$2.0726	$2.1197	$2.2023	$2.1880	$2.1793	NA	NA	NA	NA	NA	NA	NA	NA	NA	NA	NA

MONTH-END NET ASSET VALUE PER UNIT CLASS DT

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.	Jul. 15th	Jul.	Aug. 15th	Aug.	Sep. 15th	Sep.
2014	$1.6064	$1.5481	$1.5488	$1.5744	$1.5393	$1.5495	$1.5570	$1.5762	$1.5817	$1.6091	$1.6189	$1.6335	$1.6433	$1.6287	$1.6810	$1.7152	$1.6596	$1.7366
2015	$2.1872	$2.2617	$2.2036	$2.2572	$2.3518	$2.3356	$2.3268	$2.1083	$2.0345	$2.1097	$2.0318	$2.0146	$2.1008	$2.2099	$2.2314	$2.2058	$2.2289	$2.2836

MONTH-END NET ASSET VALUE PER UNIT CLASS M

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.	Jul. 15th	Jul.	Aug. 15th	Aug.	Sep. 15th	Sep.
2014	$0.8180	$0.7870	$0.7871	$0.7998	$0.7867	$0.7906	$0.7943	$0.8040	$0.8066	$0.8204	$0.8252	$0.8327	$0.8375	$0.8302	$0.8565	$0.8737	$0.8452	$0.8841
2015	$1.1092	$1.1446	$1.1169	$1.1424	$1.1875	$1.1798	$1.1754	$1.0652	$1.0240	$1.0620	$1.0237	$1.0152	$1.0585	$1.1136	$1.1246	$1.1115	$1.1212	$1.1491

Liquidity and Capital Resources

The Fund borrows only to a limited extent and only on a strictly short-term basis in order to finance losses on non-U.S. dollar denominated trading positions pending the conversion of the Fund’s U.S. dollar deposits.  These borrowings are at a prevailing short-term rate in the relevant currency.

Substantially all of the Fund’s assets are held in cash with the brokers. Changes in interest rates could cause periods of strong up or down price trends, during which the Fund’s profit or loss potential might increase.  Inflation in commodity prices could also generate price movements, which the strategies might successfully follow.  The Fund should be able to close out its open trading positions and liquidate its holdings relatively quickly and at market prices, except in unusual circumstances.  This typically permits the Fund to limit losses as well as reduce market exposure on short notice should its strategies indicate doing so.

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

For the nine month period ended September 30, 2015, Fund capital decreased 7.34% from $147,800,719 to $136,955,208. This decrease was attributable to the net income from operations of $4,745,578 coupled with the redemption of 16,758,793 redeemable Units resulting in an outflow of $32,421,597.  The cash outflow was offset with cash inflow of $16,830,508 due to subscriptions of 10,557,311 Units. Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent months.

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

Interest Rates and Income

BofA Corp.’s “Interest Earning Program,” which offers interest on cash balances subject to a negotiated schedule, will generally apply to Fund cash assets during any time they are maintained by the Sponsor with its affiliates.  The present interest rate under the Interest Earning Program on U.S. dollar cash balances is the daily effective federal funds rate less 20 basis points, recalculated and accrued daily, and subject to a floor of 0%.  The current short term interest rates have remained extremely low when compared with historical rates and thus have contributed negligible amounts to overall Fund performance.

Income Taxes

Each member is individually responsible for reporting income or loss based on such member’s share of the Fund’s income and expenses as reported for income tax purposes.

The Fund follows the ASC guidance on accounting for uncertainty in income taxes.  This guidance provides how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements.  This guidance also requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Fund’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority.  Tax positions with respect to tax at the Fund level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. A prospective investor should be aware that, among other things, income taxes could have a material adverse effect on the periodic calculations of the Net Asset Value of the Fund, including reducing the Net Asset Value of the Fund to reflect reserves for income taxes, such as foreign withholding taxes, that may be payable by the Fund. This could cause benefits or detriments to certain investors, depending upon the timing of their entry and exit from the Fund. MLAI has analyzed the Fund’s tax positions and has concluded that a provision for income tax of $1,164,420, generated by trading in Spain, is required in the Fund’s financial statements. Such amount is included in Other Liabilities on the Statements of Financial Condition. The following is the major tax jurisdiction for the Fund and the earliest tax year subject to examination: United States — 2012.

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

January 1, 2015 to September 30, 2015

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

July 1, 2015 to September 30, 2015

The Fund experienced a net trading profit of $16,828,743 before brokerage commissions and related fees in the third quarter of 2015. The Fund’s profits were primarily attributable to the energy, interest rates, metals, currency and agriculture sectors. The stock indices sector posted losses.

The energy sector posted profits to the Fund. Profits were posted to the Fund at the beginning of the third quarter. In July, short positions created a profit as persistent global oversupply of crude oil resulted in deep declines in the price of both oils and their products. Profits were posted to the Fund in the middle of the quarter as oil markets fell during August leading to gains. Profits were posted to the Fund at the end of the quarter.

The interest rate sector posted profits to the Fund. Profits were posted to the Fund at the beginning of the third quarter. Long positions in fixed income markets made gains. An interest rate cut in Canada as well as declining risk aversion in Europe saw yields drift lower resulting in profits. Losses were posted to the Fund in the middle of the quarter, which were concentrated in the longer maturity European bonds. Profits were posted to the Fund at the end of the quarter. The Fund’s long positions in both shorter and longer-term fixed income instruments contributed positively to performance.

The metals sector posted profits to the Fund. Profits were posted to the Fund at the beginning of the third quarter. In keeping with the overall bearish commodity environment, the Fund made strong gains from shorts in both industrial and precious metals. Profits were posted to the Fund in the middle of the quarter. Short positions in some industrial metal markets were among the best overall performers. Profits were posted to the Fund at the end of the quarter.  As a result of the recent VW scandal involving their diesel vehicles, platinum continued to fall but palladium reversed its trend and rallied in September because catalytic converters in diesel vehicles use platinum whereas those in petrol cars use palladium.

The currency sector posted profits to the Fund. Profits were posted to the Fund at the beginning of the third quarter as currency markets provided most of the profitable opportunities for the Fund. Losses were posted to the Fund in the middle of the quarter, which came from some long U.S. dollar positions such as those against the Japanese yen and Euro. Profits were posted to the Fund at the end of the quarter. Short exposures to the Canadian dollar and emerging market currencies such as the Brazilian real contributed to gains.

The agriculture sector posted profits to the Fund. Profits were posted to the Fund at the beginning of the third quarter as the Fund continued to extract profits from short exposures in soft commodities. Profits were posted to the Fund in the middle of the quarter due to the Fund’s short positions coinciding with significant price falls. Losses were posted to the Fund at the end of the quarter. In agricultural markets, heavy rains in Brazil impacted sugar production, which hurt the Fund’s established short sugar position.

The stock indices sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the third quarter due to momentum in stock indices largely dissipating. Losses were posted to the Fund in the middle of the quarter. The Fund responded to the downward trend in global stock markets by switching from net long to net short during August. However, gains from short positions in some Asia ex-Japan and emerging market indices were not enough to offset losses from long positions in other indices including the U.S. and Japan. Profits were posted to the Fund at the end of the quarter.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading VaR associated with the Fund’s open positions by market category for the fiscal period. For the nine month periods ended September 30, 2015 and 2014 the Fund’s average capitalization was $138,053,489 and $138,909,572, respectively.

September 30, 2015

	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Agriculture	$3,381,387	2.45%	$5,649,057	$1,286,560
Currencies	1,245,587	0.90%	2,199,991	238,774
Energy	1,285,572	0.93%	1,866,903	867,890
Interest Rates	4,458,608	3.23%	6,388,899	2,840,612
Metals	1,713,407	1.24%	3,078,869	613,196
Stock Indices	1,269,019	0.92%	2,109,403	822,740

Total	$13,353,580	9.67%	$21,293,122	$6,669,772

September 30, 2014

	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Agriculture	$3,192,678	2.30%	$5,655,373	$425,869
Currencies	1,227,167	0.88%	2,114,425	247,234
Energy	1,457,254	1.05%	2,581,622	363,030
Interest Rates	4,087,570	2.94%	7,053,579	1,872,335
Metals	1,202,025	0.87%	1,796,120	434,738
Stock Indices	2,955,839	2.13%	5,118,661	1,361,755

Total	$14,122,533	10.17%	$24,319,780	$4,704,961

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

The following were the primary trading risk exposures of the Fund as of December 31, 2014, by market sector. There have been no material changes at September 30, 2015.

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

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the primary non-trading risk exposures of the Fund as of December 31, 2014. There have been no material changes at September 30, 2015.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

MLAI’s Chief Executive Officer and Chief Financial Officer, on behalf of the Fund, have evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act) with respect to the Fund as of the end of the quarter which ended September 30, 2015, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting (in connection with Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act) occurred during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.          Legal Proceedings

None.

Item 1A.  Risk Factors

There are no material changes from risk factors as previously disclosed in the Fund’s report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on March 20, 2015.

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds

(a)  Units are privately offered and sold to “accredited investors” (as defined in Rule 501(a) under the Securities Act) in reliance on the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 thereunder.  The selling agent of the Units is MLPF&S.

The Fund’s sales of unregistered securities are as follows for each Class of Units:

	Subscription
CLASS A	Amount	Units	NAV (1)
1/01/2015	$99,000	56,717	$1.7318
1/16/2015	34,525	19,509	1.7560
2/1/2015	9,750	5,344	1.8109
2/16/2015	123,750	69,542	1.7658
3/01/2015	292,750	160,967	1.8049
3/16/2015	182,831	96,823	1.8747
4/01/2015	80,930	43,163	1.8615
4/16/2015	25,034	13,412	1.8530
5/01/2015	289,040	170,898	1.6778
5/16/2015	24,600	15,080	1.6154
6/01/2015	14,850	8,786	1.6743
6/16/2015	281,526	173,034	1.6110
7/01/2015	146,625	90,936	1.5966
7/16/2015	990,000	589,496	1.6636
8/01/2015	330,225	187,096	1.7499
8/16/2015	66,640	37,428	1.7655
9/01/2015	138,200	78,576	1.7439
9/16/2015	34,575	19,502	1.7580
10/01/2015	86,365	47,571	1.8005

	Subscription
CLASS C	Amount	Units	NAV (1)
1/01/2015	$312,000	196,387	$1.5768
1/16/2015	75,000	46,584	1.5981
2/1/2015	295,929	178,346	1.6474
2/16/2015	135,277	83,628	1.6057
3/01/2015	737,000	445,991	1.6406
3/16/2015	297,988	173,743	1.7032
4/01/2015	1,247,974	733,110	1.6904
4/16/2015	641,000	378,439	1.6821
5/01/2015	316,000	205,971	1.5225
5/16/2015	632,000	427,258	1.4647
6/01/2015	463,000	302,239	1.5174
6/16/2015	565,000	383,311	1.4596
7/01/2015	681,350	466,614	1.4459
7/16/2015	120,000	78,937	1.5060
8/01/2015	777,000	486,507	1.5829
8/16/2015	160,000	99,354	1.5963
9/01/2015	55,000	34,587	1.5760
9/16/2015	125,000	78,018	1.5880
10/01/2015	118,000	71,951	1.6258

	Subscription
CLASS D	Amount	Units	NAV (1)
1/01/2015	$—	—	$2.0448
1/16/2015	—	—	2.0746
2/1/2015	—	—	2.1406
2/16/2015	—	—	2.0888
3/01/2015	—	—	2.1363
3/16/2015	—	—	2.2199
4/01/2015	—	—	2.2056
4/16/2015	—	—	2.1968
5/01/2015	100	50	1.9909
5/16/2015	—	—	1.9127
6/01/2015	—	—	1.9836
6/16/2015	—	—	1.9100
7/01/2015	1,000,000	522,794	1.8940
7/16/2015	—	—	1.9779
8/01/2015	—	—	2.0809
8/16/2015	—	—	2.1006
9/01/2015	—	—	2.0761
9/16/2015	—	—	2.0942
10/01/2015	—	—	2.1462

	Subscription
CLASS I	Amount	Units	NAV (1)
1/01/2015	$—	—	$1.7810
1/16/2015	—	—	1.8064
2/1/2015	—	—	1.8638
2/16/2015	—	—	1.8173
3/01/2015	—	—	1.8583
3/16/2015	—	—	1.9310
4/01/2015	102,000	52,316	1.9175
4/16/2015	—	—	1.9102
5/01/2015	10,000	5,684	1.7278
5/16/2015	—	—	1.6806
6/01/2015	—	—	1.7421
6/16/2015	—	—	1.6767
7/01/2015	—	—	1.6619
7/16/2015	—	—	1.7318
8/01/2015	—	—	1.8213
8/16/2015	—	—	1.8373
9/01/2015	—	—	1.8150
9/16/2015	—	—	1.8299
10/01/2015	—	—	1.8746

	Subscription
CLASS DS	Amount	Units	NAV (1)
1/01/2015	$—	—	$2.0290
1/16/2015	—	—	2.0586
2/1/2015	—	—	2.1243
2/16/2015	—	—	2.0726
3/01/2015	—	—	2.1197
3/16/2015	—	—	2.2023
4/01/2015	—	—	2.1880
4/16/2015	161,403	73,442	2.1793
5/01/2015	—	—	—
5/16/2015	—	—	—
6/01/2015	—	—	—
6/16/2015	—	—	—
7/01/2015	—	—	—
7/16/2015	—	—	—
8/01/2015	—	—	—
8/16/2015	—	—	—
9/01/2015	—	—	—
9/16/2015	—	—	—
10/01/2015	—	—	—

	Subscription
CLASS DT	Amount	Units	NAV (1)
1/01/2015	$—	—	$2.1534
1/16/2015	—	—	2.1872
2/1/2015	—	—	2.2617
2/16/2015	—	—	2.2036
3/01/2015	—	—	2.2572
3/16/2015	—	—	2.3518
4/01/2015	—	—	2.3356
4/16/2015	—	—	2.3268
5/01/2015	363,062	170,596	2.1083
5/16/2015	—	—	2.0345
6/01/2015	—	—	2.1097
6/16/2015	—	—	2.0318
7/01/2015	—	—	2.0146
7/16/2015	—	—	2.1008
8/01/2015	—	—	2.2099
8/16/2015	—	—	2.2314
9/01/2015	1,907,574	856,182	2.2058
9/16/2015	—	—	2.2289
10/01/2015	—	—	2.2836

	Subscription
CLASS M	Amount	Units	NAV (1)
1/01/2015	$—	—	$1.0933
1/16/2015	—	—	1.1092
2/1/2015	55,000	47,764	1.1446
2/16/2015	15,000	13,348	1.1169
3/01/2015	390,000	339,366	1.1424
3/16/2015	—	—	1.1875
4/01/2015	323,000	272,275	1.1798
4/16/2015	100,000	84,631	1.1754
5/01/2015	50,000	46,668	1.0652
5/16/2015	30,000	29,014	1.0240
6/01/2015	850,000	792,910	1.0620
6/16/2015	126,000	122,022	1.0237
7/01/2015	75,000	73,242	1.0152
7/16/2015	—	—	1.0585
8/01/2015	471,000	419,674	1.1136
8/16/2015	—	—	1.1246
9/01/2015	—	—	1.1115
9/16/2015	—	—	1.1212
10/01/2015	225,000	194,418	1.1491

(1) Beginning of the period Net Asset Value

Class A Units are subject to upfront sales commissions paid to MLPF&S ranging from 1.0% to 2.5% of  an investor’s gross subscription amount. Class D Units and Class I Units are subject to upfront sales commissions paid to MLPF&S up to 2.5% of an investor’s gross subscription amount. Sales commissions are directly deducted from subscription amounts. Class C Units, Class DT Units and Class M Units are not subject to upfront sales commissions.

(b)  Not applicable.

(c)  Not applicable.

Item 3.          Defaults Upon Senior Securities

None.

Item 4.          Mine Safety Disclosures

Not applicable.

Item 5.          Other Information

None.

Item 6.          Exhibits

The following exhibits are filed herewith to this Quarterly Report on Form 10-Q:

31.01 and

31.02              Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01

and 31.02:    Are filed herewith.

32.01 and

32.02              Section 1350 Certifications

Exhibit 32.01

and 32.02      Are filed herewith.

Exhibit 101   Are filed herewith.

The following materials from the Fund’s quarterly Report on Form 10-Q for the three and nine month periods ended September 30, 2015 formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Financial Condition (ii) Statements of Operations (iii) Statements of Changes in Members’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASPECT FUTURESACCESS LLC

	By:	MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(Manager)

Date: November 13, 2015	By:	/s/ NANCY FAHMY
Nancy Fahmy
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 13, 2015	By:	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial Officer)