Form 10-K
period 2015-12-31
Aspect FuturesAccess LLC
filed 2016-03-18
CIK 1309132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒      Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2015

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

As of February 29, 2016 Units of limited liability company interest with an aggregate Net Asset Value of $132,025,605 were outstanding and held by non-affiliates.

Documents Incorporated by Reference

The registrant’s 2015 Annual Report and Report of Independent Registered Public Accounting Firm, the annual report to security holders for the year ended December 31, 2015, is incorporated by reference into Part II, Item 8, and Part IV hereof and filed as an Exhibit herewith. Copies of the annual report are available free of charge by contacting Alternative Investments Client Services at 1-866-657-3784.

ASPECT FUTURESACCESS LLC

ANNUAL REPORT FOR 2015 ON FORM 10-K

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

Merrill Lynch Alternative Investments LLC (“MLAI”, the “Sponsor” or the “Managing Member”) is the sponsor and manager of the Fund. MLAI is an indirect wholly-owned subsidiary of Bank of America Corporation. Bank of America Corporation and its affiliates are referred to herein as “BofA Corp.”. Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”) is currently the exclusive clearing broker for the Fund.  MLAI may select other parties as clearing broker(s). Merrill Lynch International (“MLI”) is the primary foreign exchange (“F/X”) forward prime broker for the Fund. MLAI may select other of its affiliates, or third parties, as F/X or other over-the-counter (“OTC”) prime brokers. MLPF&S and MLI are BofA Corp. affiliates.

FuturesAccess is a group of managed futures funds sponsored by MLAI (“FuturesAccess Funds”).  FuturesAccess is exclusively available to investors that have investment accounts with Merrill Lynch Wealth Management, U.S. Trust and other divisions or affiliates of BofA Corp.  FuturesAccess Funds currently are composed of direct-trading funds advised by a single trading advisor.  Although redemption terms vary among FuturesAccess Funds, FuturesAccess applies, with some exceptions, the same minimum investment amounts, fees and other operational criteria across all FuturesAccess Funds.  Each trading advisor participating in FuturesAccess employs different technical, fundamental, systematic and/or discretionary trading strategies.

The Trading Advisor is registered under the Investment Advisers Act of 1940. The Trading Program applies a systematic and diversified global investment process which deploys multiple investment strategies that, primarily through the use of derivative contracts, seek to identify and exploit directional moves in the market behavior of a broad range of financial instruments and other assets.  See “Trading Advisor’s Trading Program,” below.

The Fund issues units of limited liability company interest (“Units”) which are privately offered pursuant to Regulation D of the Securities Act of 1933, as amended (the “Securities Act”).

The Fund calculates the Net Asset Value per Unit of each Class of Units as of the last calendar day of each month, the fifteenth calendar day of each month and as of any other dates MLAI may determine in its discretion (each, a “Calculation Date”). The Fund’s Net Asset Value as of any Calculation Date generally equals the value of the Fund’s account under the management of the Trading Advisor as of that date, plus any other assets held by the Fund, minus accrued Sponsor’s, management and performance fees, trading liabilities, including brokerage commissions, any offering or operating costs and all other liabilities of the Fund.  MLAI or its delegates are authorized to make all Net Asset Value determinations.

As of December 31, 2015 the Net Asset Value of the Fund was $124,871,836 and the Net Asset Value per Unit was $1.8330 for Class A, $1.6517 for Class C, $2.1909 for Class D, $1.9115 for Class I, and $1.1726 for Class M.  Effective as of April 30, 2015 all Class DS Units were redeemed. Effective as of December 31, 2015 all Class DT Units were redeemed.

Since the Fund began trading activities, the highest and lowest period-end Net Asset Value per Unit are listed below. The highest period-end Net Asset Value per Unit for Class A was $1.8656 (December 31, 2015) and the lowest was $0.9690 (April 30, 2005).  The highest period-end Net Asset Value per Unit for Class C was $1.7032 (February 29, 2012) and the lowest was $0.9682 (April 30, 2005).  The highest period-end Net Asset Value per Unit for Class D was $2.2231 (December 31, 2015) and the lowest was $0.9702 (April 30, 2005). The highest period-end Net Asset Value per Unit for Class I was $1.9433 (December 31, 2015) and the lowest was $0.9693 (April 30, 2005).

The highest period-end Net Asset Value per Unit for Class DS was $2.2023 (March 31, 2015) and the lowest was $1.1631 (March 30, 2007).  The highest period-end Net Asset Value per Unit for Class DT was $2.3705 (December 31, 2014) and the lowest was $1.1828 (August 30, 2007). The highest period-end Net Asset Value per Unit for Class M was $1.1936 (December 31, 2015) and the lowest was $0.7867 (March 15, 2014).

The Net Asset Value of the Fund is generally calculated in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).  However, the Fund’s Limited Liability Company Operating Agreement allows MLAI to depart from U.S. GAAP in calculating the Fund’s Net Asset Value for all purposes other than for financial statement purposes, including for purposes of subscriptions and redemptions and fee calculations, if  MLAI determines in its good-faith discretion that this departure is advisable in order to better reflect the true value of any asset or amount of any liability, or to further the fair and equitable treatment of investors.  MLAI may depart from U.S. GAAP in calculating the Fund’s Net Asset Value for these purposes if, for example, it determines that application of  U.S. GAAP would cause an expense to be taken in a particular fiscal period — and therefore borne only by investors who hold Units during such period — but MLAI determines that it is more appropriate to spread such expense over additional fiscal periods.  In the event that MLAI departs from U.S. GAAP in calculating the Fund’s Net Asset Value for purposes of subscriptions and redemptions, calculation of fees and other non-financial statement purposes, the Fund’s audited financial statements will continue to be determined in accordance with U.S. GAAP.

(b)                                 Financial Information about Segments:

The Fund’s business constitutes only one segment for financial reporting purposes, i.e., a speculative “commodity pool.” The Fund does not engage in sales of goods or services.

(c)                                  Narrative Description of Business:

Advisory Agreement Term

The Fund and MLAI have entered into an Advisory Agreement with the Trading Advisor.  The Advisory Agreement will continue in effect until December 31, 2016.  Thereafter, the Advisory Agreement will be automatically renewed for successive three-year periods, on the same terms, unless terminated at any time by either the Trading Advisor or the Fund upon 90 days written notice to the other party.  The Advisory Agreement may, however, be terminated at any time by Fund and/or MLAI, on the one hand, or the Trading Advisor, on the other, as a result of a material breach of the advisory agreement by the other party, after due notice and a reasonable opportunity to cure.  The Advisory Agreement will also terminate immediately if the Fund is terminated and dissolved as determined by MLAI.

Trading Advisor’s Trading Program

The Trading Program applies a systematic and broadly diversified global trading process which deploys multiple investment strategies that, primarily through the use of  U.S. exchange-traded futures and foreign-exchange traded OTC derivative contracts, seek to identify and exploit directional moves in the market behavior of a broad range of financial instruments and other assets including, but not limited to, currencies; interest rates; equities; equity indices; debt securities, including bonds; credit; and commodities, including energy, metal and agricultural commodities.  The Trading Advisor does not engage in retail, off-exchange foreign currency investment pursuant to the Trading Program.  By maintaining comparatively small exposure to any individual market and maintaining positions in a variety of contracts, the aim is to achieve long-term diversification.

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

Although the Trading Advisor’s Trading Program is continually evolving, there were no fundamental or material changes to the Trading Program during the 2015 fiscal year.

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

CONDENSED SCHEDULES OF INVESTMENTS

The Fund’s investments, defined as unrealized profit (loss) on open contracts in the Statements of Financial Condition, as of December 31, 2015 and 2014, are as follows:

December 31, 2015

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts/Notional*	Profit (Loss)	Members’ Capital	Contracts/Notional*	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	403	$(133,462)	-0.11%	(1,101)	$289,457	0.23%	$155,995	0.12%	February 2016 - April 2016
Currencies - Futures	—	—	0.00%	(40)	23,762	0.02%	23,762	0.02%	March 2016
Currencies - Forwards*	138,229,375	(864,189)	-0.69%	(232,442,989)	1,781,235	1.42%	917,046	0.73%	March 2016
Energy	1	244	0.00%	(986)	93,771	0.08%	94,015	0.08%	January 2016 - December 2016
Interest rates	2,191	(1,188,422)	-0.95%	(1,058)	22,462	0.02%	(1,165,960)	-0.93%	March 2016 - June 2018
Metals	225	235,336	0.19%	(835)	(1,075,743)	-0.86%	(840,407)	-0.67%	February 2016 - April 2016
Stock indices	383	(19,308)	-0.02%	(311)	(79,316)	-0.06%	(98,624)	-0.08%	January 2016 - March 2016

Total		$(1,969,801)	-1.58%		$1,055,628	0.85%	$(914,173)	-0.73%

December 31, 2014

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts/Notional*	Profit (Loss)	Members’ Capital	Contracts/Notional*	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	320	$(176,604)	-0.12%	(897)	$676,248	0.46%	$499,644	0.34%	February 2015 - April 2015
Currencies - Futures	—	—	0.00%	(106)	72,529	0.05%	72,529	0.05%	March 2015
Currencies - Forwards*	177,986,978	(2,561,819)	-1.73%	(305,534,846)	4,117,934	2.79%	1,556,115	1.06%	March 2015
Energy	—	—	0.00%	(627)	3,389,623	2.29%	3,389,623	2.29%	January 2015 - December 2015
Interest rates	4,974	4,862,228	3.29%	(509)	(41,179)	-0.03%	4,821,049	3.26%	March 2015 - June 2017
Metals	358	(930,978)	-0.63%	(502)	613,650	0.42%	(317,328)	-0.21%	February 2015 - April 2015
Stock indices	1,294	1,070,026	0.72%	(158)	(158,225)	-0.11%	911,801	0.61%	January 2015 - March 2015

Total		$2,262,853	1.53%		$8,670,580	5.87%	$10,933,433	7.40%

*Currencies — Forwards present notional amounts as converted to USD.

No individual contract’s unrealized profit or loss comprised greater than 5% of Members’ Capital as of December 31, 2015 and December 31, 2014. With respect to each commodity industry sector listed in the above chart, the net unrealized profit (loss) on open positions is the sum of the unrealized profits (losses) of long positions and short positions of the open contracts, netting unrealized losses against unrealized profits as applicable.  Net unrealized profit and loss provides a rough measure of the exposure of the Fund to the various sectors as of the date listed, although such exposure can change at any time.

Margin

When a futures or options on futures position is established, “initial margin” is calculated by the exchange on which the position is listed and deposited with a Futures Commission Merchant (“FCM”) that is a member of the clearinghouse through which transactions on the relevant exchange are cleared.  An FCM must, in turn, deposit initial margin with the clearinghouse to secure its obligations to the clearinghouse with respect to the positions of its customers.  The amount of both the trader’s initial margin payment to the FCM and the FCM’s initial margin payment to the clearinghouse are determined on the basis of risk, taking into account the price and volatility of the commodity underlying the position and, in certain cases, the offsetting risks that exist within a portfolio of positions.  On most exchanges, at the close of each trading day “variation margin,” representing the unrealized gain or loss on the open positions, is either credited to or debited from an account.  A trader must maintain a minimum margin level for each outstanding futures position known as “maintenance margin,” which is set by the relevant exchange and based on the risk of the futures position, often a set percentage of the “initial margin.”  If “variation margin” payments cause the “initial margin” to fall below “maintenance margin” levels, a “margin call” is made, requiring the trader to deposit additional margin or have its position closed out.  A clearinghouse may have “maintenance margin” requirements for member FCMs. An FCM may require a higher level of “initial margin” and “maintenance margin” from the trader than the clearinghouse requires from the FCM, but generally will not allow lower margin levels.  Margin is also required to be posted with counterparties when making investments through forward, swap or other OTC instruments.  The counterparties calculate margin based on the risk of the underlying commodity and will deposit margin with each other based on a previously agreed upon schedule.  In general, approximately 10% to 30% of the Fund’s assets are expected to be committed as margin for futures or options on futures positions at any one time, although these amounts could be substantially higher or lower.  The Fund’s exposure and liability are not limited to the amount placed on margin, but are based on the total value of the futures contracts being traded.  Fund assets not committed to margin will be held in cash or cash equivalents and will earn interest as described below.

As of December 31, 2015 the Fund employed $14,647,000 and $7,959,519 as initial margin to support futures and forward positions, respectively, representing approximately 10.06% and 5.47%, respectively, of the Fund’s total assets as of such date.

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

MLAI, as sponsor of the Fund, has a general policy of maintaining clearing and prime brokerage arrangements with its BofA Corp. affiliates, such as MLPF&S and MLI, although MLAI may, nevertheless, engage unaffiliated service providers as clearing brokers or prime brokers for the Fund.  Other affiliates may from time to time be involved in the clearing, custody or investment of the Fund’s assets, including as prime brokers.  However, the vast majority of the Fund’s assets are held with, and therefore subject to the credit risk of, MLPF&S.  MLAI believes that its policy is in the best interest of investors due to the enhanced dependability and quality of service provided by MLPF&S and MLI to FuturesAccess as a result of MLAI’s relationship and shared corporate infrastructure with these affiliates.  In addition, MLAI believes that MLPF&S is well capitalized and that the Fund benefits from the transparency provided to MLAI, as an affiliate of MLPF&S, into the controls MLPF&S has implemented to comply with the various regulatory requirements designed to protect customer funds.  However, there nonetheless exists a substantial risk of loss with respect to each of the above custody arrangements in the event of the bankruptcy or insolvency of MLI or MLPF&S if it does not properly segregate customer funds.  See “Risk Factors — Risk of Loss Due to the Bankruptcy or Failure of Counterparties, Custodians, Brokers and Exchanges” below for a more detailed discussion of these risks.

Subject to the interest income arrangements discussed below, each BofA Corp. entity holding Fund assets, including MLPF&S, retains the additional economic benefit derived from possession and investment of those assets for the entity’s own account.

Cash Management and Interest

MLAI is primarily responsible for the placement of the Fund’s “cash assets” with MLPF&S or other brokers.  In exercising this responsibility, MLAI’s primary considerations are safety of assets, seeking interest income, and the services provided by custodians.  A vast majority of the Fund’s cash has historically been held in futures brokerage accounts with affiliates.  To a smaller degree, the Fund’s cash assets may be held with the Fund’s bank custodian, which is at present the administrator.

MLAI retains the ability to change its cash management practices at any time, including by transferring a majority of the Fund’s cash assets to the Fund’s custodial bank accounts or other bank accounts.  Bank deposits may be in either savings accounts that pay interest, or demand deposit accounts, which may or may not pay interest and which may or may not be subject to FDIC insurance.  Any of these banks may be affiliated with MLAI if MLAI believes that to be in the best interests of the investors in the Fund.

MLPF&S and any other BofA Corp. affiliates that hold the Fund’s cash receive economic benefits, which may be substantial, from holding this cash, even in low interest rate environments in which the Fund receives little or no interest on these cash assets.

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

Charges

The following table summarizes the charges incurred by the Fund for the years ended December 31, 2015, 2014 and 2013.

	2015		2014		2013
Charges	Dollar Amount	% of Average Month-End Net Assets	Dollar Amount	% of Average Month-End Net Assets	Dollar Amount	% of Average Month-End Net Assets
Other Expenses	$680,050	0.50%	$569,336	0.41%	$1,958,518	0.85%
Sponsor fee	2,405,145	1.75%	2,114,944	1.52%	3,496,422	1.51%
Management fee	2,752,521	2.01%	2,778,896	2.00%	4,599,613	1.99%
Performance fee	2,973,476	2.17%	3,723,195	2.68%	—	0.00%
Total	$8,811,192	6.43%	$9,186,371	6.61%	$10,054,553	4.35%

The foregoing table does not reflect:  (i) the bid-ask spreads paid by the Fund on forward trading, (ii) brokerage commissions, (iii) the benefits which may be derived by BofA Corp. from the deposit of certain of the Fund’s U.S. dollar assets maintained at MLPF&S, or (iv) sales commissions payable in connection with the sales of Class A, Class D and Class I Units of the Fund.  Bid-ask spreads and brokerage commissions are components of the trading profit or loss of the Fund which are netted against realized and unrealized trading gains or losses in determining trading profit or loss.  Benefits derived by BofA Corp. from the deposit of the Fund’s assets at MLPF&S are neither a direct expense of the Fund nor readily quantifiable.  Aggregate sales commissions are not included in the table of charges because they are not an expense of the Fund, but rather are paid to MLPF&S out of an investor’s subscription proceeds and therefore reduce the amount invested in the Fund by the investor.

The Fund’s average period-end Net Asset Values during 2015, 2014 and 2013 equaled $137,063,328, $138,955,668 and $231,463,799, respectively.

During 2015, the Fund earned $6,174 in interest income, or approximately 0.00% of the Fund’s average period-end Net Asset Values. During 2014, the interest income for the Fund was $3,957, or approximately 0.00% of the Fund’s average period-end Net Asset Values. During 2013, the interest expense for the Fund was $8,964, or approximately 0.00% of the Fund’s average period-end Net Asset Values.

Description of Current Charges

Recipient	Nature of Payment	Amount of Payment

MLPF&S	Brokerage Commissions

During 2015, 2014 and 2013, the average round-turn (each purchase and sale or sale and purchase of a single futures contract) rate of the Fund’s brokerage commissions was approximately $6.49, $5.94 and $5.50, respectively.

MLPF&S	Use of assets	BofA Corp. may derive an economic benefit from the deposit of certain of the Fund’s U.S. dollar assets in accounts maintained at MLPF&S.

MLAI	Sponsor fee

The Fund charges Sponsor fees on the period-end Net Asset Value at annual rates equal to 1.5% for Class A Units, 2.5% for Class C Units and 1.1% for Class I Units. Class D Units and Class M Units are not charged a Sponsor fee. No Sponsor fees are charged to Class M Units because investors purchasing Class M Units are subject to asset-based fees on BofA Corp. managed accounts in which the Class M Units are held.

MLPF&S	Sales commissions

Class A Units are subject to upfront sales commissions paid to MLPF&S ranging from 1.0% to 2.5% of an investor’s gross subscription amount. Class D and Class I Units are subject to upfront sales commissions paid to MLPF&S up to 2.5% of an investor’s gross subscription amount. Sales commissions are deducted from subscription amounts. Class C and Class M Units are not subject to upfront sales commissions. No upfront sales commission is charged to Class M Units because investors purchasing Class M Units are subject to asset-based fees on BofA Corp. managed accounts in which the Class M Units are held.

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

The Fund pays a 20% quarterly performance fee to the Trading Advisor with respect to Class A, Class C, Class I, Class D and Class M Units. The Performance Fee is calculated and paid to the Trading Advisor as of the end of each calendar quarter. The performance fee is calculated based on any increase in the aggregate Net Asset Value of the Classes of Units subject to the same rate of performance fees (“Class Group”), taken together, in excess of the Class Group’s highest Net Asset Value as of any previous calendar quarter end December 31 after adjustment for subscriptions and the performance fee then paid (“High Water Mark”). The increase in Net Asset Value on which Performance fees are calculated is prior to reduction for Sponsor Fees. The performance fee is also paid on net redemptions, and the High Water Mark is proportionately reduced. Net Asset Value for purposes of calculating the performance fee does not include any interest income earned by the Fund.

Trading Advisor and MLAI	Management fees

The Fund pays monthly management fees to the Trading Advisor based on the period-end Net Asset Value of the Fund (prior to reduction for the management fees being calculated and any accrued performance fees or Sponsor fees). The management fee rate is 2.0% per year for all Classes of Units. The Trading Advisor has agreed to share with MLAI 50% of the management fees with MLAI in order to defray costs in connection with and in consideration of BofA Corp. providing certain operational support for the Fund.

Others	Operating expenses of the Fund including audit, legal and tax services	Actual payments to third parties.

MLAI	Ongoing offering costs reimbursed	Actual costs incurred.

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

Item 1A:  Risk Factors

Past Performance Not Necessarily Indicative of Future Results

There can be no assurance that the Trading Program will produce profitable results.  The past performance of the Fund or the Trading Advisor is not necessarily indicative of how the Fund or the Trading Advisor may perform in the future.  There can be no assurance that the Fund will achieve its investment objectives or avoid substantial or total loss.  The Fund may sustain losses under future market conditions that are similar to conditions in which it may have achieved gains in the past.

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

Managed Futures Trading Strategies and Trading Systems

Trend-Following Systems. Many managed futures trading systems are trend-following. Trend-following systems generally anticipate that a majority of their trades will be unprofitable and seek to achieve overall profitability by substantial gains made on a limited number of positions.  These strategies are generally only successful in markets in which strong price trends occur.  In stagnant markets in which these trends do not occur, or in “whipsaw markets” in which apparent trends develop but then quickly reverse, trend-following trading systems are likely to incur substantial losses.  Furthermore, the profit potential of trend-following systems may be diminished by the changing character of the markets, which may make historical price data, on which technical trading systems are based, only marginally relevant to future market patterns.

Discretionary Strategies. The Trading Advisor may utilize a discretionary, rather than systematic, trading strategy.  Discretionary trading advisors may allow emotion to affect trading decisions and may exhibit a lack of discipline in their trading that systematic strategies are designed to avoid.  Relying on subjective trading judgment may produce less consistent results than those obtained by more systematic approaches.

Technical Analysis and Trading Systems. The Trading Advisor may employ technical analysis and/or technical trading systems.  Technical strategies rely on information intrinsic to the market itself to determine trades, such as prices, price patterns, volume and volatility.  These strategies can incur major losses when factors exogenous to the markets themselves, including political events, natural catastrophes, acts of war or terrorism, dominate the markets.  The widespread use of technical trading systems frequently results in numerous managers’ attempting to execute similar trades at or about the same time, altering trading patterns and affecting market liquidity.

Fundamental Analysis. The Trading Advisor’s strategy may rely on fundamental analysis.  Fundamental analysis is premised on the assumption that markets are not perfectly efficient, that informational advantages and mispricings do occur and that econometric analysis can identify trading opportunities.  Fundamental analysis may result in substantial losses if these economic factors are not correctly analyzed, not all relevant factors are identified and/or market forces cause mispricings to continue despite the traders having correctly identified mispricings.  Fundamental analysis may also be more subject to human error and emotional factors than technical analysis.

Quantitative Trading. The Trading Advisor may engage in quantitative trading.  Quantitative trading strategies are highly complex, and, for their successful application, require relatively sophisticated mathematical calculations and relatively complex computer programs.  These programs anticipate that many of their trades may be unprofitable, seeking to achieve overall profitability through recognizing major profits on a limited number of positions while cutting losing positions quickly.  These trading strategies are dependent upon various computer and telecommunications technologies and upon adequate liquidity in the markets traded.  The successful execution of these strategies could be severely compromised by, among other things, a diminution in the liquidity of the markets traded, telecommunications failures, power loss and software-related “system crashes.”  There are also periods when even an otherwise highly successful system incurs major losses due to external factors dominating the market, such as natural catastrophes and political interventions.  Due to the high trading volume of quantitative trading strategies, the resulting transaction costs may be significant.  In addition, the difference between the expected price of a trade and the price a trade is executed at, or “slippage,” may be significant and may result in losses.

Importance of Market Judgment

Although the Trading Advisor may use systematic or quantitative valuation models in evaluating the economic components of many prospective trades, the market judgment and discretion of Trading Advisor’s personnel are often fundamental to the implementation of the Trading Program.  The greater the importance of subjective factors, the more unpredictable a trading strategy becomes.  The Trading Advisor may not have the same access to market information as do certain of its competitors, and the market decisions made by the Trading Advisor will, accordingly, often be based on less information and analysis than those available to competing investors.

F/X Forward Trading

The Fund may trade currencies in the F/X Markets, in addition to its trading in the futures markets, including by trading in F/X forward contracts. Prospective investors must recognize that F/X forward trading takes place in unregulated markets, rather than on futures exchanges or swap execution facilities, and may, but does not now, take place through “retail” F/X Markets subject to the jurisdiction of the CFTC or other regulatory bodies.  The responsibility for performing under a particular forward transaction currently rests solely with the counterparties to that transaction, not with any exchange or clearinghouse.  As a result, the Fund is exposed to the credit risk of the OTC counterparties with which it trades F/X forwards and deposits collateral, including that of MLI.  See “Risk of Loss Due to the Bankruptcy or Failure of Counterparties, Custodians, Brokers and Exchanges” in this section below.

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

The imposition of credit controls by governmental authorities or the implementation of regulations pursuant to Dodd-Frank might limit forward trading to less than that which MLAI would otherwise recommend, to the possible detriment of the Fund.

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

There was substantial disruption in the derivatives markets related to the bankruptcies of Lehman Brothers Holdings, Inc. and MF Global Inc. and uncertainty relating to the government bailout of American International Group, Inc. This type of disruption and uncertainty can cause substantial losses if transactions are prematurely terminated, especially due to default when payment may be delayed or completely lost.  Uncertainties in the derivatives markets continue due to proposed regulatory initiatives, new regulations requiring OTC derivatives clearing, and allegations of inappropriate behavior by market participants to cause or avoid payments under credit default swaps.  See “Risk of Loss Due to the Bankruptcy or Failure of Counterparties, Custodians, Brokers and Exchanges” in this section below.

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

While the Trading Advisor may from time to time hedge a certain amount of risks associated with currency trading, it is under no obligation to do so.  Even if it chooses to do so, it is not economically feasible and often simply not possible to fully or effectively hedge exchange-rate risks.  In a number of cases, otherwise highly successful investment funds have incurred significant, and in certain instances total, losses due to the decline in the value of the currencies in which their investments were denominated or in which they were invested for speculative purposes.

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

In the past few years regulators have alleged that certain interest rate benchmarks that underlie various swap agreements had been manipulated for several years and multiple banks involved in setting such benchmarks are currently under investigation for this manipulation.  Certain of these banks have been fined by, or entered into civil and criminal settlements with, various international regulators, including the U.S. Department of Justice, CFTC, and U.K. Financial Conduct Authority.  In entering into swap agreements, the Fund relies on the integrity of interest rates and other benchmarks.  If the level of these benchmarks is artificially influenced by market participants, the Fund could suffer losses.

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

Trade Execution Risk

The Trading Advisor may use executing brokers unaffiliated with BofA Corp.  In the event of a trading error, the Fund may have no effective remedy against these executing brokers.

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

MLAI is subject to CFTC-imposed position limits through its control of the Fund, and will have to aggregate positions of certain FuturesAccess Funds in determining whether the position limits are reached.  The CFTC’s current position limit proposal would, if implemented in substance, in addition to expanding the contracts subject to CFTC-imposed position limits, narrow certain exemptions from the aggregation requirements, making it more likely that a party such as MLAI hiring multiple trading advisors may be required to aggregate the positions controlled by the various trading advisors.  Although MLAI may claim an exemption from the aggregation requirements for the majority of FuturesAccess Funds, the aggregation of positions of certain FuturesAccess Funds may be required.  If aggregation is required in the Fund’s case, the Trading Advisor may not be able to implement the Trading Program for the Fund in the same manner as for its other clients, causing the Fund to underperform other accounts utilizing the Trading Program, or the Fund may have to liquidate trading positions when the Trading Advisor would otherwise not advise doing so, resulting in losses to the Fund.

Any of the regulations discussed above could adversely affect the Fund in certain circumstances.

Trading on Non-U.S. Exchanges

The Trading Advisor may trade on futures exchanges outside the United States on behalf of the Fund.  Trading on non-U.S. exchanges is not regulated by any U.S. government agency and may involve certain risks not applicable to trading on U.S. exchanges.

For example, some non-U.S. exchanges, in contrast to U.S. exchanges, are “principals’ markets” similar to the forward markets in which performance is the responsibility only of the individual member with whom the Fund has entered into a futures contract and not of any exchange or clearinghouse.  In these cases, the Fund will be subject to the risk of the inability or refusal to perform with respect to the individual member with whom the Fund has entered into a futures contract.

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

MLAI has historically preferred BofA Corp. affiliates in clearing and prime brokerage relationships, and as a result has maintained the vast majority of its cash in futures brokerage accounts with its affiliates.  This policy exposes the Fund to the specific credit risk of these BofA Corp. affiliates because balances in these accounts are not subject to FDIC or other form of deposit insurance against loss from failure of the BofA Corp. affiliate.  Balances maintained with clearing brokers are, however, subject to the protections for customer segregated, cleared swaps customer accounts and secured accounts discussed below.

MLAI’s policy that the Trading Advisor use MLPF&S and MLI may increase the risks of insolvency described above by preventing the diversification of brokers and counterparties used by the Fund.

MLAI may have limited control over the selection of counterparties by the Fund.  The Fund also may not be restricted from dealing with any particular counterparty, regulated or unregulated, or from concentrating any or all of its transactions with a single counterparty or limited number of counterparties or from initially transacting, clearing or brokering with a non- BofA Corp. broker and from “giving up” those trades to MLPF&S or MLI.  In addition, to the extent assets are held at entities other than MLPF&S and MLI, the Sponsor may have limited ability to assess the extent to which the Trading Advisor maintains the Fund’s assets in unregulated accounts subject to the bankruptcy of the counterparties holding such assets.

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

In addition, if BofA Corp. directly or indirectly owns 10% or more of the Fund, which would typically result from BofA Corp. providing seed capital to the Fund to help ensure that the Fund has enough capital to commence trading activities, the Fund’s account at MLPF&S would be considered a “proprietary account” under CFTC regulations and the Fund’s assets, including assets used to margin U.S. exchange-traded futures and options, would not be protected as “customer funds.”  If MLPF&S became insolvent at a time when the Fund’s assets on deposit with MLPF&S were not considered customer funds, the Fund would likely lose significantly more as a result of the bankruptcy than would otherwise be the case.  Where BofA Corp. provides seed capital it also establishes a regular redemption schedule providing for withdrawal of the capital when the Fund capitalization reaches a certain level.  Once BofA Corp.’s ownership of a FuturesAccess Fund falls below 10%, the account of the FuturesAccess Fund will be considered a customer account rather than a proprietary account.

MLPF&S is required by CFTC regulations to maintain in a secured account the amount required to margin futures and options positions established on non-U.S. futures exchanges in order to protect customer funds in the event of MLPF&S’s bankruptcy.  While the secured account requirement relating to trading non-U.S. futures exchanges is similar in some respects to the segregation requirement relating to trading on U.S. futures exchanges, they are not identical and there are special risks associated with funds maintained in a secured account.  Funds held in a secured account may be commingled with funds of non-U.S. persons and, because they are by necessity held in a non-U.S. jurisdiction, are subject to different insolvency laws and customer protection regulations, which may be less favorable than U.S. laws and regulations.  Moreover, funds transferred from a secured account to a non-U.S. FCM, exchange or clearing agency to margin trading on non-U.S. futures exchanges are not subject to the same limitations on permissible investments as funds held by U.S. FCMs.  In addition to these special risks, funds held in a secured account are subject to risks comparable to those applicable to funds in a segregated account, namely that MLPF&S will not comply with the relevant regulations, that investments in the account will decline in value, of a shortfall in the event of the default by another customer, and that, if, BofA Corp. owns 10% or more of the Fund, the Fund’s assets will not be protected as “customer funds.”

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

Collateral for OTC Transactions.  Cash pledged as collateral with MLI or any other OTC prime broker for uncleared OTC trades is subject to the risk of the insolvency of the prime broker.  Unlike cash posted as margin for commodities trading on regulated exchanges, cash margin for OTC trades is not required to be segregated or held in a secured account.  With respect to cleared OTC trades, the Fund will not face a clearinghouse directly, but rather will do so through MLI or any other OTC prime broker that is registered with the CFTC and that acts as a clearing member.  The Fund may face the indirect risk of the failure of another clearing member customer to meet its obligations to its clearing member.  Such scenario could arise due to a default by the clearing member on its obligations to the clearinghouse triggered by a customer’s failure to meet its obligations to the clearing member.

Bank Deposits.  The vast majority of the cash deposited with banks would be in excess of the limits on federal insurance for deposits, and thus not insured by the FDIC, and would be subject to the risk of bank failure.  Only up to $250,000 held in the interest bearing demand deposit accounts is insured under the FDIC’s general deposit insurance rules.

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

Historical events underscore the risks described above.  Significant losses incurred by many investment funds in relation to the bankruptcy and/or administration of Lehman Brothers Holdings Inc. and its affiliates illustrate the risks incurred in both derivatives trading and custody/brokerage arrangements.  The bankruptcy liquidation of MF Global Inc. also demonstrates that even customer funds subject to segregation requirements may be difficult for an FCM to locate, and customer funds held by an FCM in bankruptcy may not be distributed promptly and may be subject to a lengthy claims process.

Insolvency of Dual-Registered Entities

MLPF&S is registered as both an FCM with the CFTC and as a broker-dealer with the SEC.  Other counterparties and entities holding Fund assets may also be entities registered with both the CFTC and the SEC.  In the event of an insolvency of a dual-registered entity, the distribution of CFTC regulated customer funds would be governed by the CFTC’s bankruptcy rules and Chapter 7 of the U.S. Bankruptcy Code, while the distribution of SEC regulated customer funds would be governed by the Securities Investor Protection Act of 1970 and applicable provisions of the U.S. Bankruptcy Code.  Uncertainty exists regarding the application of the two separate insolvency regimes to the insolvency of a single entity.

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

Although the U.S. Treasury has the discretion to exclude F/X forwards and swaps from certain of the new regulatory requirements, it has done so to date only in limited circumstances.  Forwards and swaps that are not so excluded may be required by Dodd-Frank to be centrally cleared or traded on a regulated market.  Dodd-Frank may also require other OTC derivatives traded by the Fund, if any, to be centrally cleared or traded on a regulated market.  This may subject the Fund, the Trading Advisor, MLAI and/or the Fund’s counterparties to additional regulatory requirements.  Certain of these regulatory requirements could affect the Fund, the Trading Advisor or MLAI directly, while others could impact the Fund, the Trading Advisor or MLAI indirectly due to the impact of the requirements on the Fund’s counterparties.  For example, OTC derivative dealers are now required to be registered with the CFTC (and ultimately will be required to register with the SEC) and are subject to new minimum capital and margin requirements, business conduct standards, disclosure requirements, reporting and recordkeeping requirements, transparency requirements, position limits, limitations on conflicts of interest and other regulatory burdens.  These new regulatory burdens have and will continue to increase the counterparties’ costs, which are generally passed through to other market participants such as the Fund in the form of higher fees, including clearing account maintenance fees, and less favorable dealer marks.  They may also render certain strategies in which the Trading Advisor might otherwise engage impossible, or so costly that they will no longer be economical, to implement.

The CFTC also now requires certain derivative transactions that were previously executed on a bi-lateral basis in the OTC markets to be executed through a regulated futures or swap exchange or execution facility. These requirements may make it more difficult and costly for investment funds, including the Fund, to enter into highly tailored or customized transactions.  They may also render certain strategies in which the Fund might otherwise engage impossible or so costly that they will no longer be economical to implement. If the Fund decides to execute derivatives transactions through these exchanges or execution facilities—and especially if it decides to become a direct member of one or more of these exchanges or execution facilities—the Fund would be subject to the rules of the exchange or execution facility, which would bring additional risks and liabilities, and potential requirements under applicable regulations and under rules of the relevant exchange or execution facility.  Even if the Fund indirectly participates in an exchange or execution facility, the Fund and/or the Trading Advisor may be required to consent to the exchange’s or execution facility’s jurisdiction and to the relevant rulebook, which could subject it to a wide range of regulations and other obligations, together with associated costs.  Like any other self-regulatory organization, exchanges and execution facilities regularly revise and interpret their rules, and such revisions and interpretations could adversely affect the Fund.

Although Dodd-Frank requires certain OTC derivative transactions previously entered into on a principal-to-principal basis to be submitted for clearing by a regulated clearinghouse, some of the derivatives that may be traded by the Fund may not be centrally cleared.  The risk of counterparty non-performance can be significant in the case of these OTC instruments, and bid-ask spreads may be unusually wide in these heretofore substantially unregulated markets.  While Dodd-Frank is intended in part to reduce these risks, its success in this respect may not be evident for some time after Dodd-Frank is fully implemented, a process that may take several years.  In addition, while Dodd-Frank’s requirement that certain swaps be traded on a regulated market is intended to improve transparency in the market for these swaps, and may for more liquid swaps decrease trading costs, it may actually increase trading costs for less liquid swaps.

While Dodd-Frank is intended to bring more stability and lower counterparty risk to derivatives markets by requiring central clearing of certain standardized derivatives trades, not all of the Fund’s trades will be subject to a clearing requirement because the trades are grandfathered or because they are bespoke, or because they are within a class that is not currently subject to mandatory clearing.  Furthermore, it is yet to be seen whether Dodd-Frank will be effective in reducing counterparty risk or if such risk may actually increase as a result of market uncertainty, mutuality of loss to clearinghouse members, or other reasons.

The overall impact of Dodd-Frank on the Fund remains highly uncertain and it is unclear how the OTC derivatives markets will adapt to this new regulatory regime, along with additional, sometimes overlapping, regulatory requirements imposed by non-U.S. regulators.

The “Volcker Rule” component of the Dodd-Frank materially restricts proprietary speculative trading by banks, “bank holding companies” and other regulated entities.  As a result, there has been a significant influx of new portfolio managers into private investment funds who had previously traded institutional proprietary accounts.  Such influx can only increase the competition for the Fund from other talented portfolio managers trading in the Fund’s investment sector.

On August 16, 2012, the European Market Infrastructure Regulation became effective (“EMIR”).  EMIR introduces certain requirements in respect of derivative contracts, which applies primarily to “financial counterparties” (“FCs”) such as European Union (“E.U.”) authorized investment firms, credit institutions, insurance companies, funds regulated under the E.U. Undertakings for Collective Investment in Transferable Securities Directives, referred to as “UCITS,” and alternative investment funds managed by E.U. authorized alternative investment fund managers, and “non-financial counterparties” (“NFCs”), which are entities established in the E.U. that are not financial counterparties.  NFCs whose transactions in OTC derivative contracts exceed EMIR’s prescribed clearing threshold (“NFC+s”) are generally subject to more stringent requirements under EMIR than NFCs whose transactions in OTC derivative contracts do not exceed such clearing threshold, including because such contracts are excluded from the threshold calculation on the basis that they are concluded in order to reduce risks directly relating to the NFC’s commercial activity or treasury financing activity (“NFC-s”).

Broadly, EMIR’s requirements in respect of derivative contracts are (i) mandatory clearing of OTC derivative contracts declared subject to the clearing obligation; (ii) risk mitigation techniques in respect of uncleared OTC derivative contracts; and (iii) reporting and record-keeping requirements in respect of all derivative contracts.

As FCs and NFCs are required to comply with EMIR’s risk mitigation obligations regardless of the identity of their counterparties, non-E.U. counterparties such as the Fund are likely to become indirectly subject to such requirements when they transact with E.U. counterparties, which will require compliance by their non-E.U. counterparties in order to satisfy their own obligations under EMIR.  E.U. FCs or NFC+s which transact with a non-E.U. counterparty that would be classed as an FC or an NFC+ if it had been established in the E.U. will also be required to ensure that certain specified OTC derivative contracts are cleared through a duly authorized central counterparty.  No class of OTC derivative contracts has as yet been declared subject to mandatory clearing in the E.U., although draft legislation covering various classes has been proposed.

The E.U. regulatory framework and legal regime relating to derivatives is set not only by EMIR but also by a new Directive and Regulation containing a package of reforms to the existing Markets in Financial Instruments Directive (Directive 2004/39/EC), collectively referred to as “MiFID II”.  MiFID II was published on June 12, 2014 in the Official Journal of the European Union but the majority of MiFID II’s provisions will only become effective on January 3, 2017.  In particular, MiFID II is expected to require transactions between FCs and NFC+s in sufficiently liquid OTC derivatives to be executed on a trading venue which meets the requirements of the MiFID II regime.  This trading obligation will also extend to FCs and NFC+s which trade with third country counterparties that would be classed as FCs or NFC+s if they were established in the E.U.

It is difficult to predict the full impact of these regulatory developments on the Fund. Prospective investors should be aware that the regulatory changes arising from EMIR and MiFID II may in due course significantly raise the costs of entering into derivative contracts and may adversely affect the Fund’s ability to engage in transactions in derivatives.

Banking Regulation

BofA Corp. is subject to certain U.S. banking laws, including the Bank Holding Company Act of 1956 (the “BHCA”), and to regulation by the Board of Governors of the Federal Reserve System.  If BofA Corp. directly, or indirectly through its subsidiaries, makes capital contributions to the Fund in an aggregate amount such that BofA Corp. may be deemed to control the Fund for purposes of the BHCA, or if BofA Corp. is otherwise deemed to control the Fund for purposes of the BHCA, the Fund may be subject to certain investment and other limitations.

Concerns Regarding the Downgrade of the U.S. Credit Rating and the Sovereign Debt Crisis in Europe

On August 5, 2011, Standard & Poor’s lowered its long term sovereign credit rating on the United States of America from AAA to AA+.  This downgrade or future downgrades by Standard & Poor’s or other credit rating agencies could have material adverse effects on financial markets and economic conditions in the United States and throughout the world and, in turn, the market’s anticipation of these impacts could have a material adverse effect on the investments made by the Fund and thereby the Fund’s financial condition and liquidity.  The ultimate impact on global markets and the Fund’s business is unpredictable.

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

The Fund’s offices are the administrative offices of MLAI (Merrill Lynch Alternative Investments LLC, 250 Vesey Street, 11th Floor, New York, New York 10281).  MLAI performs administrative services for the Fund from MLAI’s offices.

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

(b)                              Holders:

As of December 31, 2015, there were 2,169 holders of Units.

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

The Fund’s sales of unregistered securities are as follows for each Class of Units.

CLASS A

	Subscription
	Amount	Units	NAV (1)
1/01/2015	$99,000	56,717	$1.7318
1/16/2015	34,525	19,509	1.7560
2/01/2015	9,750	5,344	1.8109
2/16/2015	123,750	69,542	1.7658
3/01/2015	292,750	160,967	1.8049
3/16/2015	182,831	96,823	1.8747
4/01/2015	80,930	43,163	1.8615
4/16/2015	25,034	13,412	1.8530
5/01/2015	289,040	170,898	1.6778
5/16/2015	24,600	15,080	1.6154
6/01/2015	14,850	8,786	1.6743
6/16/2015	281,526	173,034	1.6110
7/01/2015	146,625	90,936	1.5966
7/16/2015	990,000	589,496	1.6636
8/01/2015	330,225	187,096	1.7499
8/16/2015	66,640	37,428	1.7655
9/01/2015	138,200	78,576	1.7439
9/16/2015	34,575	19,502	1.7580
10/01/2015	86,365	47,571	1.8005
10/16/2015	302,069	173,086	1.7303
11/01/2015	147,358	82,967	1.7612
11/16/2015	114,785	63,372	1.7965
12/01/2015	101,373	53,910	1.8656
12/16/2015	24,750	13,219	1.8576
01/01/2016	103,125	55,740	1.8330
01/16/2016	117,800	60,435	1.9322
02/01/2016	103,950	54,722	1.8827

CLASS C

	Subscription
	Amount	Units	NAV (1)
1/01/2015	$312,000	196,387	$1.5768
1/16/2015	75,000	46,584	1.5981
2/01/2015	295,929	178,346	1.6474
2/16/2015	135,277	83,628	1.6057
3/01/2015	737,000	445,991	1.6406
3/16/2015	297,988	173,743	1.7032
4/01/2015	1,247,974	733,110	1.6904
4/16/2015	641,000	378,439	1.6821
5/01/2015	316,000	205,971	1.5225
5/16/2015	632,000	427,258	1.4647
6/01/2015	463,000	302,239	1.5174
6/16/2015	565,000	383,311	1.4596
7/01/2015	681,350	466,614	1.4459
7/16/2015	120,000	78,937	1.5060
8/01/2015	777,000	486,507	1.5829
8/16/2015	160,000	99,354	1.5963
9/01/2015	55,000	34,587	1.5760
9/16/2015	125,000	78,018	1.5880
10/01/2015	118,000	71,951	1.6258
10/16/2015	175,000	111,048	1.5617
11/01/2015	135,000	84,212	1.5888
11/16/2015	152,000	93,012	1.6199
12/01/2015	236,000	139,167	1.6815
12/16/2015	206,000	122,052	1.6735
01/01/2016	460,000	275,928	1.6517
01/16/2016	172,000	97,972	1.7403
02/01/2016	229,000	133,895	1.6947

CLASS D

	Subscription
	Amount	Units	NAV (1)
1/01/2015	$—	—	$2.0448
1/16/2015	—	—	2.0746
2/01/2015	—	—	2.1406
2/16/2015	—	—	2.0888
3/01/2015	—	—	2.1363
3/16/2015	—	—	2.2199
4/01/2015	—	—	2.2056
4/16/2015	—	—	2.1968
5/01/2015	100	50	1.9909
5/16/2015	—	—	1.9127
6/01/2015	—	—	1.9836
6/16/2015	—	—	1.9100
7/01/2015	1,000,000	522,794	1.8940
7/16/2015	—	—	1.9779
8/01/2015	—	—	2.0809
8/16/2015	—	—	2.1006
9/01/2015	—	—	2.0761
9/16/2015	—	—	2.0942
10/01/2015	—	—	2.1462
10/16/2015	—	—	2.0638
11/01/2015	—	—	2.1019
11/16/2015	—	—	2.1453
12/01/2015	—	—	2.2231
12/16/2015	—	—	2.2148
01/01/2016	—	—	2.1909
01/16/2016	—	—	2.3107
02/01/2016			2.2529

CLASS I

	Subscription
	Amount	Units	NAV (1)
1/01/2015	$—	—	$1.7810
1/16/2015	—	—	1.8064
2/01/2015	—	—	1.8638
2/16/2015	—	—	1.8173
3/01/2015	—	—	1.8583
3/16/2015	—	—	1.9310
4/01/2015	102,000	52,316	1.9175
4/16/2015	—	—	1.9102
5/01/2015	10,000	5,684	1.7278
5/16/2015	—	—	1.6806
6/01/2015	—	—	1.7421
6/16/2015	—	—	1.6767
7/01/2015	—	—	1.6619
7/16/2015	—	—	1.7318
8/01/2015	—	—	1.8213
8/16/2015	—	—	1.8373
9/01/2015	—	—	1.8150
9/16/2015	—	—	1.8299
10/01/2015	—	—	1.8746
10/16/2015	—	—	1.8017
11/01/2015	—	—	1.8341
11/16/2015	—	—	1.8709
12/01/2015	—	—	1.9433
12/16/2015	—	—	1.9350
01/01/2016	50,000	25,912	1.9115
01/16/2016	—	—	2.0155
02/01/2016	10,000	5,045	1.9641

CLASS DS

Subscription
	Amount	Units	NAV (1)
1/01/2015	$—	—	$2.0290
1/16/2015	—	—	2.0586
2/01/2015	—	—	2.1243
2/16/2015	—	—	2.0726
3/01/2015	—	—	2.1197
3/16/2015	—	—	2.2023
4/01/2015	—	—	2.1880
4/16/2015	161,403	73,442	2.1793
5/01/2015	—	—	—
5/16/2015	—	—	—
6/01/2015	—	—	—
6/16/2015	—	—	—
7/01/2015	—	—	—
7/16/2015	—	—	—
8/01/2015	—	—	—
8/16/2015	—	—	—
9/01/2015	—	—	—
9/16/2015	—	—	—
10/01/2015	—	—	—
10/16/2015	—	—	—
11/01/2015	—	—	—
11/16/2015	—	—	—
12/01/2015	—	—	—
12/16/2015	—	—	—
01/01/2016	—	—	—
01/16/2016	—	—	—
02/01/2016	—	—	—

CLASS DT

	Subscription
	Amount	Units	NAV (1)
1/01/2015	$—	—	$2.1534
1/16/2015	—	—	2.1872
2/01/2015	—	—	2.2617
2/16/2015	—	—	2.2036
3/01/2015	—	—	2.2572
3/16/2015	—	—	2.3518
4/01/2015	—	—	2.3356
4/16/2015	—	—	2.3268
5/01/2015	363,062	170,596	2.1083
5/16/2015	—	—	2.0345
6/01/2015	—	—	2.1097
6/16/2015	—	—	2.0318
7/01/2015	—	—	2.0146
7/16/2015	—	—	2.1008
8/01/2015	—	—	2.2099
8/16/2015	—	—	2.2314
9/01/2015	1,907,574	856,182	2.2058
9/16/2015	—	—	2.2289
10/01/2015	—	—	2.2836
10/16/2015	—	—	2.1962
11/01/2015	—	—	2.2362
11/16/2015	—	—	2.2829
12/01/2015	—	—	2.3705
12/16/2015	—	—	2.3616
01/01/2016	—	—	—
01/16/2016	—	—	—
02/01/2016	—	—	—

CLASS M

	Subscription
	Amount	Units	NAV (1)
1/01/2015	$—	—	$1.0933
1/16/2015	—	—	1.1092
2/01/2015	55,000	47,764	1.1446
2/16/2015	15,000	13,348	1.1169
3/01/2015	390,000	339,366	1.1424
3/16/2015	—	—	1.1875
4/01/2015	323,000	272,275	1.1798
4/16/2015	100,000	84,631	1.1754
5/01/2015	50,000	46,668	1.0652
5/16/2015	30,000	29,014	1.0240
6/01/2015	850,000	792,910	1.0620
6/16/2015	126,000	122,022	1.0237
7/01/2015	75,000	73,242	1.0152
7/16/2015	—	—	1.0585
8/01/2015	471,000	419,674	1.1136
8/16/2015	—	—	1.1246
9/01/2015	—	—	1.1115
9/16/2015	—	—	1.1212
10/01/2015	225,000	194,418	1.1491
10/16/2015	60,000	53,899	1.1052
11/01/2015	—	—	1.1256
11/16/2015	25,000	21,611	1.1487
12/01/2015	25,000	20,806	1.1936
12/16/2015	—	—	1.1890
01/01/2016	215,206	181,793	1.1726
01/16/2016	78,726	63,087	1.2366
02/01/2016	110,000	90,394	1.2056

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

Item 5(b)

Not applicable.

Item 5(c)

Not applicable.

Item 6:   Selected Financial Data

The following selected financial data has been derived from the financial statements of the Fund.

Statements of Operations	For the year ended December 31, 2015	For the year ended December 31, 2014	For the year ended December 31, 2013	For the year ended December 31, 2012	For the year ended December 31, 2011

Trading profit (loss), net:
Realized, net	$28,415,973	$39,183,017	$(8,226,582)	$(21,798,094)	$34,448,070
Change in unrealized, net	(11,847,606)	3,729,830	3,403,467	(3,325,837)	(6,723,263)
Brokerage commissions	(463,158)	(562,521)	(837,585)	(853,631)	(667,386)
Total trading profit (loss), net	16,105,209	42,350,326	(5,660,700)	(25,977,562)	27,057,421

INVESTMENT INCOME (EXPENSE):
Interest, net	6,174	3,957	(8,964)	(9)	22,505

EXPENSES:
Management fee	2,752,521	2,778,896	4,599,613	6,063,474	5,916,501
Performance fee	2,973,476	3,723,195	—	19,461	3,958,922
Sponsor fee	2,405,145	2,114,944	3,496,422	4,335,920	3,238,858
Other	680,050	569,336	1,958,518	962,052	640,865
Total Expenses	8,811,192	9,186,371	10,054,553	11,380,907	13,755,146

NET INVESTMENT INCOME (LOSS)	(8,805,018)	(9,182,414)	(10,063,517)	(11,380,916)	(13,732,641)

NET INCOME (LOSS)	$7,300,191	$33,167,912	$(15,724,217)	$(37,358,478)	$13,324,780

Balance Sheet Data	December 31, 2015	December 31, 2014	December 31, 2013	December 31, 2012	December 31, 2011

Members’ Capital	$124,871,836	$147,800,719	$167,217,495	$272,240,993	$305,517,684
Net Asset Value per Class A Unit	1.8330	1.7318	1.3517	1.4498	1.6405
Net Asset Value per Class C Unit	1.6517	1.5768	1.2426	1.3462	1.5386
Net Asset Value per Class D Unit	2.1909	2.0448	1.5681	1.6565	1.8464
Net Asset Value per Class I Unit	1.9115	1.7810	1.3987	1.4940	1.6838
Net Asset Value per Class DS Unit**	—	2.0290	1.5609	1.6494	1.8386
Net Asset Value per Class DT Unit***	—	2.1534	1.6420	1.7271	1.9154
Net Asset Value per Class M Unit*	1.1726	1.0933	0.8365	0.8868	—

* Units issued on April 1, 2012.

**Units fully redeemed as of April 30, 2015.

***Units fully redeemed as of December 31, 2015.

MLAI believes that the Net Asset Value used to calculate subscription and redemption value and to report performance to investors is a useful performance measure for the investors of the Fund.  Therefore, the charts below are referencing Net Asset Value at each Calculation Date.

NET ASSET VALUE PER UNIT CLASS A

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.
2011	n/a	$1.5586	n/a	$1.5969	n/a	$1.5808	n/a	$1.6463	n/a	$1.5722	n/a	$1.5264
2012	n/a	$1.6554	n/a	$1.6864	n/a	$1.6534	n/a	$1.6608	n/a	$1.6683	n/a	$1.5887
2013	$1.4555	$1.4991	$1.5191	$1.4457	$1.4752	$1.4696	$1.5077	$1.5189	$1.4797	$1.4193	$1.3646	$1.4237
2014	$1.3211	$1.2721	$1.2714	$1.2908	$1.2608	$1.2686	$1.2736	$1.2883	$1.2917	$1.3128	$1.3193	$1.3311
2015	$1.7560	$1.8109	$1.7658	$1.8049	$1.8747	$1.8615	$1.8530	$1.6778	$1.6154	$1.6743	$1.6110	$1.5966

	Jul. 15th	Jul.	Aug. 15th	Aug.	Sep. 15th	Sep.	Oct. 15th	Oct.	Nov. 15th	Nov.	Dec. 15th	Dec.
2011	n/a	$1.6323	n/a	$1.6563	n/a	$1.6571	n/a	$1.5951	n/a	$1.6133	n/a	$1.6405
2012	n/a	$1.6362	n/a	$1.5873	n/a	$1.5299	$1.5016	$1.4607	$1.4408	$1.4389	$1.4463	$1.4498
2013	$1.4088	$1.3965	$1.3775	$1.3552	$1.3775	$1.3085	$1.3263	$1.3289	$1.3385	$1.3527	$1.3020	$1.3517
2014	$1.3378	$1.3252	$1.3665	$1.3934	$1.3470	$1.4078	$1.4882	$1.4612	$1.5124	$1.6232	$1.6557	$1.7318
2015	$1.6636	$1.7499	$1.7655	$1.7439	$1.7580	$1.8005	$1.7303	$1.7612	$1.7965	$1.8656	$1.8576	$1.8330

NET ASSET VALUE PER UNIT CLASS C

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.
2011	n/a	$1.4753	n/a	$1.5103	n/a	$1.4938	n/a	$1.5544	n/a	$1.4832	n/a	$1.4388
2012	n/a	$1.5513	n/a	$1.5790	n/a	$1.5468	n/a	$1.5525	n/a	$1.5582	n/a	$1.4826
2013	$1.3510	$1.3908	$1.4088	$1.3402	$1.3669	$1.3612	$1.3959	$1.4057	$1.3688	$1.3124	$1.2613	$1.3154
2014	$1.2140	$1.1684	$1.1673	$1.1849	$1.1568	$1.1633	$1.1673	$1.1804	$1.1827	$1.2015	$1.2071	$1.2175
2015	$1.5981	$1.6474	$1.6057	$1.6406	$1.7032	$1.6904	$1.6821	$1.5225	$1.4647	$1.5174	$1.4596	$1.4459

	Jul. 15th	Jul.	Aug. 15th	Aug.	Sep. 15th	Sep.	Oct. 15th	Oct.	Nov. 15th	Nov.	Dec. 15th	Dec.
2011	n/a	$1.5373	n/a	$1.5587	n/a	$1.5580	n/a	$1.4985	n/a	$1.5143	n/a	$1.5386
2012	n/a	$1.5257	n/a	$1.4788	n/a	$1.4241	$1.3973	$1.3586	$1.3395	$1.3372	$1.3435	$1.3462
2013	$1.3011	$1.2892	$1.2711	$1.2500	$1.2700	$1.2059	$1.2218	$1.2238	$1.2320	$1.2445	$1.1972	$1.2426
2014	$1.2232	$1.2113	$1.2486	$1.2725	$1.2296	$1.2845	$1.3574	$1.3323	$1.3786	$1.4790	$1.5079	$1.5768
2015	$1.5060	$1.5829	$1.5963	$1.5760	$1.5880	$1.6258	$1.5617	$1.5888	$1.6199	$1.6815	$1.6735	$1.6517

NET ASSET VALUE PER UNIT CLASS D

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.
2011	n/a	$1.7304	n/a	$1.7751	n/a	$1.7593	n/a	$1.8345	n/a	$1.7542	n/a	$1.7052
2012	n/a	$1.8656	n/a	$1.9028	n/a	$1.8679	n/a	$1.8787	n/a	$1.8895	n/a	$1.8016
2013	$1.6641	$1.7149	$1.7389	$1.6560	$1.6908	$1.6855	$1.7302	$1.7442	$1.7002	$1.6318	$1.5699	$1.6389
2014	$1.5338	$1.4779	$1.4783	$1.5027	$1.4689	$1.4773	$1.4842	$1.5025	$1.5075	$1.5335	$1.5426	$1.5556
2015	$2.0746	$2.1406	$2.0888	$2.1363	$2.2199	$2.2056	$2.1968	$1.9909	$1.9127	$1.9836	$1.9100	$1.8940

	Jul. 15th	Jul.	Aug. 15th	Aug.	Sep. 15th	Sep.	Oct. 15th	Oct.	Nov. 15th	Nov.	Dec. 15th	Dec.
2011	n/a	$1.8258	n/a	$1.8550	n/a	$1.8581	n/a	$1.7909	n/a	$1.8135	n/a	$1.8464
2012	n/a	$1.8578	n/a	$1.8045	n/a	$1.7414	$1.7103	$1.6647	$1.6431	$1.6419	$1.6515	$1.6565
2013	$1.6228	$1.6097	$1.5888	$1.5640	$1.5907	$1.5120	$1.5337	$1.5344	$1.5437	$1.5616	$1.5040	$1.5681
2014	$1.5646	$1.5511	$1.6005	$1.6331	$1.5798	$1.6514	$1.7514	$1.7211	$1.7826	$1.9142	$1.9536	$2.0448
2015	$1.9779	$2.0809	$2.1006	$2.0761	$2.0942	$2.1462	$2.0638	$2.1019	$2.1453	$2.2231	$2.2148	$2.1909

NET ASSET VALUE PER UNIT CLASS I

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.
2011	n/a	$1.5939	n/a	$1.6336	n/a	$1.6176	n/a	$1.6852	n/a	$1.6099	n/a	$1.5635
2012	n/a	$1.6997	n/a	$1.7320	n/a	$1.6987	n/a	$1.7069	n/a	$1.7152	n/a	$1.6338
2013	$1.5002	$1.5453	$1.5662	$1.4908	$1.5214	$1.5160	$1.5555	$1.5673	$1.5271	$1.4650	$1.4088	$1.4700
2014	$1.3672	$1.3167	$1.3163	$1.3360	$1.3053	$1.3134	$1.3189	$1.3346	$1.3377	$1.3591	$1.3508	$1.3800
2015	$1.8064	$1.8638	$1.8173	$1.8583	$1.9310	$1.9175	$1.9102	$1.7278	$1.6806	$1.7421	$1.6767	$1.6619

	Jul. 15th	Jul.	Aug. 15th	Aug.	Sep. 15th	Sep.	Oct. 15th	Oct.	Nov. 15th	Nov.	Dec. 15th	Dec.
2011	n/a	$1.6725	n/a	$1.6978	n/a	$1.6991	n/a	$1.6361	n/a	$1.6553	n/a	$1.6838
2012	n/a	$1.6833	n/a	$1.6335	n/a	$1.5750	$1.5461	$1.5043	$1.4840	$1.4823	$1.4902	$1.4940
2013	$1.4549	$1.4425	$1.4231	$1.4003	$1.4235	$1.3525	$1.3713	$1.3731	$1.3831	$1.3979	$1.3457	$1.3987
2014	$1.3873	$1.3745	$1.4176	$1.4458	$1.3980	$1.4611	$1.5265	$1.4986	$1.5522	$1.6678	$1.7018	$1.7810
2015	$1.7318	$1.8213	$1.8373	$1.8150	$1.8299	$1.8746	$1.8017	$1.8341	$1.8709	$1.9433	$1.9350	$1.9115

NET ASSET VALUE PER UNIT CLASS DS

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.
2011	n/a	$1.7230	n/a	$1.7675	n/a	$1.7518	n/a	$1.8267	n/a	$1.7467	n/a	$1.6979
2012	n/a	$1.8577	n/a	$1.8947	n/a	$1.8600	n/a	$1.8707	n/a	$1.8815	n/a	$1.7939
2013	$1.6570	$1.7076	$1.7315	$1.6489	$1.6836	$1.6783	$1.7229	$1.7367	$1.6929	$1.6249	$1.5632	$1.6319
2014	$1.5266	$1.4709	$1.4710	$1.4952	$1.4613	$1.4710	$1.4777	$1.4957	$1.4998	$1.5258	$1.5345	$1.5486
2015	$2.0586	$2.1243	$2.0726	$2.1197	$2.2023	$2.1880	$2.1793	n/a	n/a	n/a	n/a	n/a

	Jul. 15th	Jul.	Aug. 15th	Aug.	Sep. 15th	Sep.	Oct. 15th	Oct.	Nov. 15th	Nov.	Dec. 15th	Dec.
2011	n/a	$1.8180	n/a	$1.8471	n/a	$1.8502	n/a	$1.7832	n/a	$1.8058	n/a	$1.8386
2012	n/a	$1.8499	n/a	$1.7968	n/a	$1.7340	$1.7030	$1.6577	$1.6361	$1.6350	$1.6444	$1.6494
2013	$1.6159	$1.6028	$1.5820	$1.5573	$1.5839	$1.5055	$1.5268	$1.5312	$1.5429	$1.5605	$1.5026	$1.5609
2014	$1.5573	$1.5435	$1.5924	$1.6248	$1.5718	$1.6439	$1.7389	$1.7086	$1.7698	$1.9003	$1.9388	$2.0290
2015	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a

NET ASSET VALUE PER UNIT CLASS DT

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.
2011	n/a	$1.7824	n/a	$1.8305	n/a	$1.8139	n/a	$1.8970	n/a	$1.8096	n/a	$1.7606
2012	n/a	$1.9372	n/a	$1.9790	n/a	$1.9412	n/a	$1.9537	n/a	$1.9664	n/a	$1.8737
2013	$1.7354	$1.7888	$1.8142	$1.7281	$1.7647	$1.7596	$1.8067	$1.8216	$1.7760	$1.7050	$1.6406	$1.7131
2014	$1.6064	$1.5481	$1.5488	$1.5744	$1.5393	$1.5495	$1.5570	$1.5762	$1.5817	$1.6091	$1.6189	$1.6335
2015	$2.1872	$2.2617	$2.2036	$2.2572	$2.3518	$2.3356	$2.3268	$2.1083	$2.0345	$2.1097	$2.0318	$2.0146

	Jul. 15th	Jul.	Aug. 15th	Aug.	Sep. 15th	Sep.	Oct. 15th	Oct.	Nov. 15th	Nov.	Dec. 15th	Dec.
2011	n/a	$1.8894	n/a	$1.9222	n/a	$1.9263	n/a	$1.8529	n/a	$1.8785	n/a	$1.9154
2012	n/a	$1.9331	n/a	$1.8783	n/a	$1.8134	$1.7814	$1.7343	$1.7121	$1.7113	$1.7215	$1.7271
2013	$1.6966	$1.6832	$1.6617	$1.6361	$1.6644	$1.5824	$1.6054	$1.6100	$1.6232	$1.6417	$1.5817	$1.6420
2014	$1.6433	$1.6287	$1.6810	$1.7152	$1.6596	$1.7366	$1.8377	$1.8054	$1.8704	$2.0078	$2.0522	$2.1534
2015	$2.1008	$2.2099	$2.2314	$2.2058	$2.2289	$2.2836	$2.1962	$2.2362	$2.2829	$2.3705	$2.3616	n/a

NET ASSET VALUE PER UNIT CLASS M

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.
2012	n/a	n/a	n/a	n/a	n/a	n/a	n/a	$1.0058	n/a	$1.0116	n/a	$0.9645
2013	$0.8909	$0.9181	$0.9309	$0.8865	$0.9051	$0.9023	$0.9263	$0.9337	$0.9102	$0.8736	$0.8405	$0.8774
2014	$0.8180	$0.7870	$0.7871	$0.7998	$0.7867	$0.7906	$0.7943	$0.8040	$0.8066	$0.8204	$0.8252	$0.8327
2015	$1.1092	$1.1446	$1.1169	$1.1424	$1.1875	$1.1798	$1.1754	$1.0652	$1.0240	$1.0620	$1.0237	$1.0152

	Jul. 15th	Jul.	Aug. 15th	Aug.	Sep. 15th	Sep.	Oct. 15th	Oct.	Nov. 15th	Nov.	Dec. 15th	Dec.
2012	n/a	$0.9946	n/a	$0.9661	n/a	$0.9323	$0.9156	$0.8912	$0.8796	$0.8790	$0.8841	$0.8868
2013	$0.8688	$0.8617	$0.8505	$0.8373	$0.8516	$0.8094	$0.8206	$0.8230	$0.8295	$0.8390	$0.8080	$0.8365
2014	$0.8375	$0.8302	$0.8565	$0.8737	$0.8452	$0.8841	$0.9370	$0.9207	$0.9536	$1.0235	$1.0445	$1.0933
2015	$1.0585	$1.1136	$1.1246	$1.1115	$1.1212	$1.1491	$1.1052	$1.1256	$1.1487	$1.1936	$1.1890	$1.1726

ASPECT FUTURESACCESS LLC

(CLASS A UNITS) (5)

December 31, 2015

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: April 1, 2005

Aggregate Subscriptions:    $70,006,197

Current Capitalization:   $25,267,334

Worst Monthly Drawdown(2):  (9.87)% (April 2015)

Worst Peak-to-Valley Drawdown(3):  (24.70)%  (March 2012 – December 2014)

Net Asset Value per Unit for Class A, December 31, 2015:   $1.8330

Monthly Rates of Return (4)

Month	2015	2014	2013	2012	2011
January	4.57%	(5.89)%	3.40%	0.91%	(1.42)%
February	(0.33)	1.47	(3.56)	1.87	2.46
March	3.14	(1.72)	1.65	(1.96)	(1.01)
April	(9.87)	1.55	3.35	0.45	4.14
May	(0.21)	1.91	(6.56)	0.45	(4.50)
June	(4.64)	1.39	0.31	(4.77)	(2.91)
July	9.61	(0.44)	(1.91)	2.99	6.94
August	(0.34)	5.15	(2.96)	(2.99)	1.47
September	3.25	1.03	(3.45)	(3.62)	0.05
October	(2.18)	3.79	1.60	(4.52)	(3.74)
November	5.93	11.09	1.82	(1.49)	1.14
December	(1.75)	6.69	(0.03)	0.76	1.69
Compound Annual Rate of Return	5.84%	28.12%	(6.68)%	(11.62)%	3.77%

(1) Certain funds are structured so as to guarantee to investors that their investment will be worth no less than a specified amount (typically, the initial purchase price) as of a date certain after the date of investment.  The CFTC refers to such funds as “principal protected”. The Fund has no such feature.

(2) Worst Monthly Drawdown represents the largest negative Monthly Rate of Return experienced since April 1, 2005 by the Fund; a drawdown is measured on the basis of period-end Net Asset Value only, and does not reflect intra-month figures.

(3) Worst Peak-to-Valley Drawdown represents the greatest percentage decline since April 1, 2005 from a period-end cumulative Monthly Rate of Return without such cumulative Monthly Rate of Return being equaled or exceeded as of a subsequent period-end.  For example, if the Monthly Rate of Return was -1% in each of January and February, 1% in March and -2% in April, the Peak-to-Valley Drawdown would still be continuing at the end of April in the amount of approximately -3%, whereas if the Monthly Rate of Return had been approximately 3% in March, the Peak-to-Valley Drawdown would have ended as of the end of February at approximately the -2% level.

(4) Monthly Rate of Return is the net performance of the Fund during the month of determination (including interest income and after all expenses have been accrued or paid) divided by the total capital of the Fund as of the beginning of such month.

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit.  The inception to date total return is 83.30%.

ASPECT FUTURESACCESS LLC

(CLASS C UNITS) (5)

December 31, 2015

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: April 1, 2005

Aggregate Subscriptions:    $271,545,176

Current Capitalization:   $83,632,250

Worst Monthly Drawdown(2):  (9.93)% (April 2015)

Worst Peak-to-Valley Drawdown(3):  (26.24)%  (March 2012 – January 2015)

Net Asset Value per Unit for Class C, December 31, 2015:   $1.6517

Monthly Rates of Return (4)

Month	2015	2014	2013	2012	2011
January	4.48%	(5.97)%	3.31%	0.83%	(1.50)%
February	(0.41)	1.41	(3.64)	1.79	2.37
March	3.04	(1.82)	1.57	(2.04)	(1.09)
April	(9.93)	1.47	3.27	0.37	4.06
May	(0.34)	1.79	(6.64)	0.37	(4.58)
June	(4.71)	1.33	0.23	(4.85)	(2.99)
July	9.47	(0.51)	(1.99)	2.91	6.85
August	(0.44)	5.05	(3.04)	(3.07)	1.39
September	3.16	0.94	(3.53)	(3.70)	(0.04)
October	(2.28)	3.72	1.51	(4.60)	(3.82)
November	5.84	11.01	1.74	(1.58)	1.05
December	(1.78)	6.61	(0.11)	0.67	1.60
Compound Annual Rate of Return	4.75%	26.90%	(7.59)%	(12.50)%	2.71%

(1) Certain funds are structured so as to guarantee to investors that their investment will be worth no less than a specified amount (typically, the initial purchase price) as of a date certain after the date of investment.  The CFTC refers to such funds as “principal protected”. The Fund has no such feature.

(2) Worst Monthly Drawdown represents the largest negative Monthly Rate of Return experienced since April 1, 2005 by the Fund; a drawdown is measured on the basis of period-end Net Asset Value only, and does not reflect intra-month figures.

(3) Worst Peak-to-Valley Drawdown represents the greatest percentage decline since April 1, 2005 from a period-end cumulative Monthly Rate of Return without such cumulative Monthly Rate of Return being equaled or exceeded as of a subsequent period-end.  For example, if the Monthly Rate of Return was -1% in each of January and February, 1% in March and -2% in April, the Peak-to-Valley Drawdown would still be continuing at the end of April in the amount of approximately -3%, whereas if the Monthly Rate of Return had been approximately 3% in March, the Peak-to-Valley Drawdown would have ended as of the end of February at approximately the -2% level.

(4) Monthly Rate of Return is the net performance of the Fund during the month of determination (including interest income and after all expenses have been accrued or paid) divided by the total capital of the Fund as of the beginning of such month.

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit. The inception to date total return is 65.17%.

ASPECT FUTURESACCESS LLC

(CLASS D UNITS) (5)

December 31, 2015

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: April 1, 2005

Aggregate Subscriptions:    $44,349,594

Current Capitalization:   $4,755,051

Worst Monthly Drawdown(2):  (9.73)% (April 2015)

Worst Peak-to-Valley Drawdown(3):  (22.29)%  (March 2012 – November 2014)

Net Asset Value per Unit for Class D, December 31, 2015:   $2.1909

Monthly Rates of Return (4)

Month	2015	2014	2013	2012	2011
January	4.69%	(5.75)%	3.53%	1.03%	(1.29)%
February	(0.20)	1.68	(3.43)	1.99	2.58
March	3.24	(1.69)	1.78	(1.83)	(0.89)
April	(9.73)	1.71	3.48	0.58	4.27
May	(0.37)	2.06	(6.44)	0.57	(4.38)
June	(4.52)	1.44	0.44	(4.65)	(2.79)
July	9.87	(0.29)	(1.78)	3.12	7.07
August	(0.23)	5.29	(2.84)	(2.87)	1.60
September	3.38	1.13	(3.32)	(3.50)	0.17
October	(2.07)	4.22	1.72	(4.40)	(3.62)
November	5.77	11.22	1.95	(1.37)	1.26
December	(1.45)	6.82	0.10	0.89	1.82
Compound Annual Rate of Return	7.14%	30.40%	(5.23)%	(10.29)%	5.33%

(1) Certain funds are structured so as to guarantee to investors that their investment will be worth no less than a specified amount (typically, the initial purchase price) as of a date certain after the date of investment.  The CFTC refers to such funds as “principal protected”. The Fund has no such feature.

(2) Worst Monthly Drawdown represents the largest negative Monthly Rate of Return experienced since April 1, 2005 by the Fund; a drawdown is measured on the basis of period-end Net Asset Value only, and does not reflect intra-month figures.

(3) Worst Peak-to-Valley Drawdown represents the greatest percentage decline since April 1, 2005 from a period-end cumulative Monthly Rate of Return without such cumulative Monthly Rate of Return being equaled or exceeded as of a subsequent period-end.  For example, if the Monthly Rate of Return was -1% in each of January and February, 1% in March and -2% in April, the Peak-to-Valley Drawdown would still be continuing at the end of April in the amount of approximately -3%, whereas if the Monthly Rate of Return had been approximately 3% in March, the Peak-to-Valley Drawdown would have ended as of the end of February at approximately the -2% level.

(4) Monthly Rate of Return is the net performance of the Fund during the month of determination (including interest income and after all expenses have been accrued or paid) divided by the total capital of the Fund as of the beginning of such month.

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit.  The inception to date total return is 119.09%.

ASPECT FUTURESACCESS LLC

(CLASS I UNITS) (5)

December 31, 2015

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: April 1, 2005

Aggregate Subscriptions:    $40,357,601

Current Capitalization:   $2,250,929

Worst Monthly Drawdown(2):  (9.89)%  (April 2015)

Worst Peak-to-Valley Drawdown(3):  (24.09)%  (March 2012 – December 2014)

Net Asset Value per Unit for Class I, December 31, 2015:   $1.9115

Monthly Rates of Return (4)

Month	2015	2014	2013	2012	2011
January	4.65%	(5.86)%	3.43%	0.94%	(1.39)%
February	(0.30)	1.46	(3.53)	1.90	2.49
March	3.19	(1.69)	1.69	(1.92)	(0.98)
April	(9.89)	1.61	3.38	0.48	4.18
May	0.83	1.84	(6.53)	0.49	(4.47)
June	(4.61)	1.54	0.34	(4.74)	(2.88)
July	9.59	(0.40)	(1.87)	3.03	6.97
August	(0.34)	5.19	(2.93)	(2.96)	1.51
September	3.28	1.06	(3.41)	(3.58)	0.08
October	(2.16)	2.57	1.63	(4.49)	(3.71)
November	5.95	11.29	1.85	(1.46)	1.17
December	(1.63)	6.79	0.00	0.79	1.72
Compound Annual Rate of Return	7.33%	27.33%	(6.31)%	(11.27)%	4.17%

(1) Certain funds are structured so as to guarantee to investors that their investment will be worth no less than a specified amount (typically, the initial purchase price) as of a date certain after the date of investment.  The CFTC refers to such funds as “principal protected”. The Fund has no such feature.

(2) Worst Monthly Drawdown represents the largest negative Monthly Rate of Return experienced since April 1, 2005 by the Fund; a drawdown is measured on the basis of period-end Net Asset Value only, and does not reflect intra-month figures.

(3) Worst Peak-to-Valley Drawdown represents the greatest percentage decline since April 1, 2005 from a period-end cumulative Monthly Rate of Return without such cumulative Monthly Rate of Return being equaled or exceeded as of a subsequent period-end.  For example, if the Monthly Rate of Return was -1% in each of January and February, 1% in March and -2% in April, the Peak-to-Valley Drawdown would still be continuing at the end of April in the amount of approximately -3%, whereas if the Monthly Rate of Return had been approximately 3% in March, the Peak-to-Valley Drawdown would have ended as of the end of February at approximately the -2% level.

(4) Monthly Rate of Return is the net performance of the Fund during the month of determination (including interest income and after all expenses have been accrued or paid) divided by the total capital of the Fund as of the beginning of such month.

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit.  The inception to date total return is 91.15%.

ASPECT FUTURESACCESS LLC

(CLASS DS UNITS) (5) (6)

December 31, 2015

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: April 1, 2007

Aggregate Subscriptions:    $117,646,753

Current Capitalization:   $0

Worst Monthly Drawdown(2):  (8.93)%  (April 2015)

Worst Peak-to-Valley Drawdown(3):  (22.28)%  (March 2012 – November 2014)

Net Asset Value per Unit for Class DS, December 31, 2015:   $0.0000

Monthly Rates of Return (4)

Month	2015	2014	2013	2012	2011
January	4.70%	(5.77)%	3.53%	1.04%	(1.29)%
February	(0.22)	1.65	(3.44)	1.99	2.58
March	3.22	(1.62)	1.78	(1.83)	(0.89)
April	(8.93)	1.68	3.48	0.58	4.28
May	—	2.01	(6.44)	0.58	(4.38)
June	—	1.50	0.43	(4.66)	(2.79)
July	—	(0.33)	(1.78)	3.12	7.07
August	—	5.27	(2.84)	(2.87)	1.60
September	—	1.18	(3.33)	(3.50)	0.17
October	—	3.94	1.72	(4.40)	(3.62)
November	—	11.22	1.95	(1.37)	1.27
December	—	6.77	0.10	0.88	1.82
Compound Annual Rate of Return	(1.79)%	29.99%	(5.26)%	(10.29)%	5.33%

(1) Certain funds are structured so as to guarantee to investors that their investment will be worth no less than a specified amount (typically, the initial purchase price) as of a date certain after the date of investment.  The CFTC refers to such funds as “principal protected”. The Fund has no such feature.

(2) Worst Monthly Drawdown represents the largest negative Monthly Rate of Return experienced since April 1, 2007 by the Fund; a drawdown is measured on the basis of period-end Net Asset Value only, and does not reflect intra-month figures.

(3) Worst Peak-to-Valley Drawdown represents the greatest percentage decline since April 1, 2007 from a period-end cumulative Monthly Rate of Return without such cumulative Monthly Rate of Return being equaled or exceeded as of a subsequent period-end.  For example, if the Monthly Rate of Return was -1% in each of January and February, 1% in March and -2% in April, the Peak-to-Valley Drawdown would still be continuing at the end of April in the amount of approximately -3%, whereas if the Monthly Rate of Return had been approximately 3% in March, the Peak-to-Valley Drawdown would have ended as of the end of February at approximately the -2% level.

(4) Monthly Rate of Return is the net performance of the Fund during the month of determination (including interest income and after all expenses have been accrued or paid) divided by the total capital of the Fund as of the beginning of such month.

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit. The inception to date total return is 99.27%.

(6) Class DS was previously known as Class D-SM.

ASPECT FUTURESACCESS LLC

(CLASS DT UNITS) (5) (6)

December 31, 2015

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: June 1, 2007

Aggregate Subscriptions:    $124,984,189

Current Capitalization:   $0

Worst Monthly Drawdown(2):  (9.73)%  (April 2015)

Worst Peak-to-Valley Drawdown(3):  (21.65)%  (March 2012 – November 2014)

Net Asset Value per Unit for Class DT, December 31, 2015:   $0.0000

Monthly Rates of Return (4)

Month	2015	2014	2013	2012	2011
January	5.03%	(5.72)%	3.57%	1.14%	(1.26)%
February	(0.20)	1.70	(3.39)	2.16	2.70
March	3.47	(1.58)	1.82	(1.91)	(0.91)
April	(9.73)	1.72	3.52	0.64	4.58
May	0.07	2.09	(6.40)	0.65	(4.61)
June	(4.51)	1.52	0.48	(4.71)	(2.71)
July	9.70	(0.29)	(1.75)	3.17	7.32
August	(0.19)	5.31	(2.80)	(2.83)	1.74
September	3.52	1.25	(3.28)	(3.46)	0.21
October	(2.07)	3.96	1.77	(4.36)	(3.81)
November	6.01	11.21	1.99	(1.33)	1.38
December	(0.61)	7.25	0.14	0.92	1.96
Compound Annual Rate of Return	9.42%	31.14%	(4.77)%	(9.83)%	6.11%

(1) Certain funds are structured so as to guarantee to investors that their investment will be worth no less than a specified amount (typically, the initial purchase price) as of a date certain after the date of investment.  The CFTC refers to such funds as “principal protected”. The Fund has no such feature.

(2) Worst Monthly Drawdown represents the largest negative Monthly Rate of Return experienced since June 1, 2007 by the Fund; a drawdown is measured on the basis of period-end Net Asset Value only, and does not reflect intra-month figures.

(3) Worst Peak-to-Valley Drawdown represents the greatest percentage decline since June 1, 2007 from a period-end cumulative Monthly Rate of Return without such cumulative Monthly Rate of Return being equaled or exceeded as of a subsequent period-end.  For example, if the Monthly Rate of Return was -1% in each of January and February, 1% in March and -2% in April, the Peak-to-Valley Drawdown would still be continuing at the end of April in the amount of approximately -3%, whereas if the Monthly Rate of Return had been approximately 3% in March, the Peak-to-Valley Drawdown would have ended as of the end of February at approximately the -2% level.

(4) Monthly Rate of Return is the net performance of the Fund during the month of determination (including interest income and after all expenses have been accrued or paid) divided by the total capital of the Fund as of the beginning of such month.

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit.  The inception to date total return is 135.62%.

(6) Class DT was previously known as Class D-TF.

ASPECT FUTURESACCESS LLC

(CLASS M UNITS) (5) (6)

December 31, 2015

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: April 1, 2012

Aggregate Subscriptions:    $16,748,493

Current Capitalization:   $8,966,272

Worst Monthly Drawdown(2):  (9.71)%  (April 2015)

Worst Peak-to-Valley Drawdown(3):  (21.86)%  (June 2012 – November 2014)

Net Asset Value per Unit for Class M, December 31, 2015:   $1.1726

Monthly Rates of Return (4)

Month	2015	2014	2013	2012
January	4.69%	(5.92)%	3.53%	0.00%
February	(0.20)	1.63	(3.44)	—
March	3.28	(1.15)	1.78	—
April	(9.71)	1.70	3.48	0.58
May	(0.31)	2.03	(6.44)	0.58
June	(4.40)	1.51	0.43	(4.65)
July	9.69	(0.30)	(1.79)	3.12
August	(0.18)	5.23	(2.83)	(2.87)
September	3.38	1.19	(3.33)	(3.50)
October	(2.04)	4.14	1.72	(4.41)
November	6.04	11.16	1.94	(1.37)
December	(1.76)	6.82	0.09	0.89
Compound Annual Rate of Return	7.25%	30.70%	(5.28)%	(11.32)%

(1) Certain funds are structured so as to guarantee to investors that their investment will be worth no less than a specified amount (typically, the initial purchase price) as of a date certain after the date of investment.  The CFTC refers to such funds as “principal protected”. The Fund has no such feature.

(2) Worst Monthly Drawdown represents the largest negative Monthly Rate of Return experienced since April 1, 2012 by the Fund; a drawdown is measured on the basis of period-end Net Asset Value only, and does not reflect intra-month figures.

(3) Worst Peak-to-Valley Drawdown represents the greatest percentage decline since April 1, 2012 from a period-end cumulative Monthly Rate of Return without such cumulative Monthly Rate of Return being equaled or exceeded as of a subsequent period-end.  For example, if the Monthly Rate of Return was -1% in each of January and February, 1% in March and -2% in April, the Peak-to-Valley Drawdown would still be continuing at the end of April in the amount of approximately -3%, whereas if the Monthly Rate of Return had been approximately 3% in March, the Peak-to-Valley Drawdown would have ended as of the end of February at approximately the -2% level.

(4) Monthly Rate of Return is the net performance of the Fund during the month of determination (including interest income and after all expenses have been accrued or paid) divided by the total capital of the Fund as of the beginning of such month.

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit.  The inception to date total return is 17.26%.

Item 7:                                     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

The Fund’s critical accounting policies are as follows:

•                  Preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates and such differences could be material.

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

Year ended December 31, 2015	Total Trading Profit (Loss)

Interest Rates	$(766,755)
Agricultural	(289,165)
Currencies	(1,828,505)
Energy	14,394,708
Metals	5,920,577
Stock Indices	(862,493)
Subtotal	16,568,367
Brokerage Commissions	(463,158)
Total	$16,105,209

The Fund experienced a net trading profit of $16,568,367 before brokerage commissions and related fees for the year ended December 31, 2015. The Fund’s profits were primarily attributable to energy and metals sectors. The agriculture, interest rates, stock indices and currency sectors posted losses.

The energy sector posted profits to the Fund. The energy sector posted profits to the Fund at the beginning of the first quarter. The Fund generated gains from its short positions in oils in the first half of January as prices declined following news of increasing oil output which pushed prices lower. Losses were posted to the Fund in the middle of the first quarter due to the Fund’s short exposures in the energy markets as oil posted a monthly price gain. A decline in U.S. oil rig count at the same time as extremely cold temperatures in North America put upward pressure on energy prices. Profits were posted to the Fund at the end of the first quarter as oil prices continued to fall following news that a global supply glut remains. This made the short positions in oil markets profitable for the Trading Program. Losses were posted to the Fund at the beginning of the second quarter. In April, short positions created losses as oils and natural gas prices rallied, driven by the weaker U.S. dollar, unrest in the Middle East and signs that U.S. production may be faltering. Profits were posted to the Fund in the middle of the second quarter. Profits in energies were driven by the Fund’s short exposure to natural gas, whose price declined after data pointing to ample supplies. Losses were posted to the Fund at the end of the second quarter. Profits were posted to the Fund at the beginning of the third quarter. In July, short positions created a profit as persistent global oversupply of crude oil resulted in deep declines in the price of both oils and their products. Profits were posted to the Fund in the middle of the third quarter as oil markets fell during August leading to gains. Profits were posted to the Fund at the end of the third quarter. Profits were posted to the Fund at the beginning of the fourth quarter as the Trading Program’s short natural gas exposure was the best performing market for October. Profits were posted to the Fund in the middle of the fourth quarter as natural gas prices declined after inventories in the U.S. reached higher levels. The Trading Program also benefited from its short positions in oil markets as prices declined due to increasing stockpiles in the U.S. Profits were posted to the Fund at the end of the fourth quarter as OPEC agreed to keep oil output at the current level, causing oils to trade lower to the Trading Program’s benefit. The downward trends in energy markets continued through December, with the International Energy Agency announcing that it expects oil inventories to continue to swell next year as supply outstrips demand. Meanwhile natural gas prices initially fell as unseasonably warm weather in the U.S. limited demand expectations, before partially recovering towards the end of December.

The metals sector posted profits to the Fund. The metals sector posted losses to the Fund at the beginning of the first quarter as the Fund incurred losses from its short positions in precious metals. Profits were posted to the Fund in the middle of the quarter. Concerns over a deepening economic slowdown in China saw base metals such as lead and aluminum decline to the benefit of the Trading Program’s short positioning. Profits were posted to the Fund at the end of the first quarter as nickel prices fell after signs of weak demand from China. This made the short positions in nickel profitable for the Trading Program. Losses were posted to the Fund at the beginning of the second quarter. The weakening U.S. dollar, together with signs of Chinese efforts to boost their economy, boosted industrial metal prices leading to losses from the Fund’s short positions. Profits were posted to the Fund in the middle of the quarter as short positions in aluminum and nickel performed strongly as prices declined following increases in supplies. Profits were posted to the Fund at the end of the second quarter. The Fund was able to capture the strong bearish trends in metals. Nickel, aluminum, palladium and platinum all continued to trend lower, reflecting the softer global growth outlook. Profits were posted to the Fund at the beginning of the third quarter. In keeping with the overall bearish commodity environment, the Fund made strong gains from shorts in both industrial and precious metals. Profits were posted to the Fund in the middle of the quarter. Short positions in some industrial metal markets were among the best overall performers. Profits were posted to the Fund at the end of the third quarter.  As a result of the recent Volkswagen scandal involving their diesel vehicles, platinum continued to fall but palladium reversed its trend and rallied in September because catalytic converters in diesel vehicles use platinum whereas those in petrol cars use palladium. Losses were posted to the Fund at the beginning of the fourth quarter resulting from a rally in commodity prices as industrial metals suffered as prices rallied. Profits were posted to the Fund in the middle of the fourth quarter. Positive performance was largely driven by the commodities sectors as metal prices continued their downward trends, largely driven by faltering demand from China. The price of gold also declined as investors reduced their long positions in anticipation of a rate hike by the Federal Reserve.

The agriculture sector posted losses to the Fund. Profits were posted to the Fund at the beginning of the first quarter as the Fund profited from short positions in grains markets with the improving weather. Profits were posted to the Fund in the middle of the first quarter. In agricultural markets, short positions proved profitable in sugar and coffee.  Profits were posted to the Fund at the end of the first quarter as short positions in commodity markets were profitable for the Trading Program. Sugar futures continued to decline, aided by political tension and economic concerns in Brazil. Losses were posted to the Fund at the beginning of the second quarter Profits were posted to the Fund in the middle of the second quarter. In agricultural, short positions in sugar and coffee benefited from improving crop outlooks. Losses were posted to the Fund at the end of the second quarter due to excessive rains across the U.S. Midwest that damaged corn and soybeans and delayed the wheat harvest. The Fund’s short positions on grains incurred losses as prices rallied. Profits were posted to the Fund at the beginning of the third quarter as the Fund continued to extract profits from short exposures in soft commodities. Profits were posted to the Fund in the middle of the third quarter due to the Fund’s short positions coinciding with significant price falls.  Losses were posted to the Fund at the end of the third quarter. In agricultural markets, heavy rains in Brazil impacted sugar production, which hurt the Fund’s established short sugar position. Losses were posted to the Fund at the beginning of the fourth quarter. The Trading Program’s short positions in some agricultural markets suffered as commodity prices rallied. Profits were posted to the Fund in the middle of the fourth quarter due to short positions in wheat and meat markets contributing positively. Losses were posted to the Fund at the end of the fourth quarter.

The interest rate sector posted losses to the Fund. The interest rate sector posted profits to the Fund at the beginning of the first quarter. The Bank of Canada cut interest rates to counteract deflationary pressures. The Fund’s long position in Canadian Government bonds and its short exposure to the Canadian dollar benefited from the resultant moves. Signs of slowing inflation in the USA and weaker data out of the UK also caused market participants to speculate that central banks may delay raising interest rates, pushing bond yields downwards. Losses were posted to the Fund in the middle of the quarter as fixed income markets declined in price, in particular in the UK and the U.S., with the prospect of higher interest rates. Profits were posted to the Fund at the end of the first quarter as long exposures in fixed income markets, in particular European bonds, were profitable. Losses were posted to the Fund at the beginning of the second quarter due to long European bond positions. Losses were posted to the Fund in the middle of the quarter. Losses in bonds came mostly from long positions in European bonds and occurred towards the beginning of May as the sell-off which began in late April continued. Losses were posted to the Fund at the end of the second quarter. Fixed income markets struggled to balance the prospects of rising rates in the longer term with the near term risk aversion created by events in Greece and China. As a result the Fund’s losses in fixed income came from long exposures to predominantly longer dated bonds. Profits were posted to the Fund at the beginning of the third quarter. Long positions in fixed income markets made gains. An interest rate cut in Canada as well as declining risk aversion in Europe saw yields drift lower resulting in profits. Losses were posted to the Fund in the middle of the quarter, which were concentrated in the longer maturity European bonds. Profits were posted to the Fund at the end of the third quarter. The Fund’s long positions in both shorter and longer-term fixed income instruments contributed positively to performance. Losses were posted to the Fund at the beginning of the fourth quarter. There were contrasting market themes at different times during October, which caused some volatile intra-month swings in the Trading Program’s performance. Early in the month, risk appetite appeared to return after poor U.S. labor market data reduced expectations of an interest rate increase. As a result fixed income markets generally sold off, hurting the Trading Program’s positioning. Losses were posted to the Fund in the middle of the quarter. Price action in financial markets was affected by divergent central bank rhetoric. In the U.S. the Federal Reserve minutes pointed to an increased likelihood of a rate hike in December, while in the Eurozone consensus pointed to additional stimulus. These moves resulted in losses from the Trading Program’s long positions in U.S. fixed income but gains from European fixed income, with the exception of German30Y Buxl. Losses were posted to the Fund at the end of the fourth quarter.  Early in December the European Central Bank surprised markets by delivering an underwhelming set of policy easing measures. As a result the European bond yields jumped which resulted in losses.

The stock indices sector posted losses to the Fund. The stock indices sector posted losses to the Fund at the beginning of the first quarter. The Fund made losses from its long position in the Swiss Market Index and also incurred small losses from its long positions in U.S. and Asian indices. Profits were posted to the Fund in the middle of the quarter.  An agreement between Greece and the European Institutions to extend Greek bailout conditions enabled investors to begin to price in the effects of the European Central Bank’s quantitative easing program. European equity indices thus rallied and the Trading Program was well positioned to capture these opportunities. Losses were posted to the Fund at the end of the quarter.  Losses from some long U.S. and emerging market indices made stock indices the only negative sector at the end of the first quarter. Profits were posted to the Fund at the beginning of the second quarter due to long positions in Chinese stocks. Profits were posted to the Fund in the middle of the quarter. The stock indices sector finished May profitably: stock markets generally rallied in the middle of May, especially in Europe after the European Central Bank announced that it would bring forward asset purchases. Gains were made from long positions in Japanese, European and U.S. indices. Losses were posted to the Fund at the end of the second quarter due to the European stock indices selling off late in June as prospects for a credible solution to the Greek crisis seemed to diminish. Losses were posted to the Fund at the beginning of the third quarter due to momentum in stock indices largely dissipating. Losses were posted to the Fund in the middle of the quarter. The Fund responded to the downward trend in global stock markets by switching from net long to net short during August. However, gains from short positions in some Asia ex-Japan and emerging market indices were not enough to offset losses from long positions in other indices including the U.S. and Japan. Profits were posted to the Fund at the end of the third quarter. Losses were posted to the Fund at the beginning of the fourth quarter. There were contrasting market themes at different times during October, which caused some volatile intra-month swings as risk appetite appeared to return after poor U.S. labor market data reduced expectations of an interest rate increase. As a result, stock indices rallied hurting the Trading Program’s positioning. Profits were posted to the Fund in the middle of the quarter.  The Trading Program’s small contribution from stock indices reflected small exposures within the sector. The divergent macroeconomic themes resulted in gains from long positions in U.S. and European indices being partly offset by losses from long positions in Asian indices (excluding Japan). Losses were posted to the Fund at the end of the fourth quarter as long positions in stock indices suffered from fresh signs of weakness in China’s economy.

The currency sector posted losses to the Fund. The currency sector posted losses to the Fund at the beginning of the first quarter. The Fund suffered from the decision by the Swiss National Bank to abandon its cap on the Swiss franc’s strength against the Euro. As a result, the Swiss franc rallied sharply, reversing its recent trend against the U.S. dollar and leading to losses from the Fund’s short position in this currency pair. Profits were posted to the Fund in the middle of the first quarter. Data confirmed that the UK economy grew for an eighth consecutive quarter, strengthening the British pound as a result. This created gains for the Trading Program’s long position against an ever-weakening Euro. Profits were posted to the Fund at the end of the quarter. The Trading Program’s short EUR/USD position was the top performer of the currency sector. Losses were posted to the Fund at the beginning of the second quarter due to the short exposure to the Euro. Profits were posted to the Fund in the middle of the second quarter.  The Fund’s net long exposure to the U.S. dollar benefited from positive economic data from the U.S. resulting in losses posted to the Fund at the end of the second quarter. In currencies, gains made from the Fund’s short exposure to the New Zealand dollar were outweighed by losses from the Fund’s net short Japanese yen exposure. Profits were posted to the Fund at the beginning of the third quarter as currency markets provided most of the profitable opportunities for the Fund. Losses were posted to the Fund in the middle of the third quarter, which came from some long U.S. dollar positions such as those against the Japanese yen and Euro. Profits were posted to the Fund at the end of the third quarter. Short exposures to the Canadian dollar and emerging market currencies such as the Brazilian real contributed to gains. Losses were posted to the fund at the beginning of the fourth quarter. Towards the end of October, the Trading Program recovered some earlier losses in currencies in connection with the Federal Open Market Committee announcement that an interest rate increase could occur in December. Losses were posted to the Fund in the middle of the fourth quarter, although the Trading Program’s net long U.S. dollar and net short Euro exposures benefited from anticipation of U.S. interest rate hike and Eurozone additional stimulus. Losses were posted to the Fund at the end of the fourth quarter. While the currencies sector performed negatively overall, the Trading Program made gains on its short position in the Canadian dollar.

Year ended December 31, 2014	Total Trading Profit (Loss)

Interest Rates	$19,440,705
Agricultural	2,857,640
Currencies	4,719,494
Energy	22,489,731
Metals	(3,803,255)
Stock Indices	(2,791,468)
Subtotal	42,912,847
Brokerage Commissions	(562,521)
Total	$42,350,326

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

Year ended December 31, 2013	Total Trading Profit (Loss)

Interest Rates	$(16,906,536)
Agricultural	3,640,588
Currencies	(4,843,485)
Energy	(18,787,514)
Metals	10,406,240
Stock Indices	21,667,592
Subtotal	(4,823,115)
Brokerage Commissions	(837,585)
Total	$(5,660,700)

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

Recent Accounting Developments

Recent accounting developments, if any, are discussed in the notes to the financial statements, which are included in Exhibit 13.01.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Fund’s open positions by market category for the fiscal periods. During the years ended December 31, 2015, and December 31, 2014, the Fund’s average period-end Net Asset Value was approximately $137,063,328 and $138,955,668, respectively.

December 31, 2015

	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Agriculture	$2,640,099	1.93%	$5,649,057	$402,728
Currencies	1,568,771	1.14%	2,614,176	238,774
Energy	1,329,995	0.97%	1,866,903	867,890
Interest Rates	5,196,679	3.79%	7,632,354	2,840,612
Metals	1,640,750	1.20%	3,078,869	613,196
Stock Indices	1,121,608	0.82%	2,109,403	657,329

Total	$13,497,902	9.85%	$22,950,762	$5,620,529

December 31, 2014

	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Agriculture	$3,331,408	2.40%	$5,655,373	$425,869
Currencies	1,495,009	1.08%	2,532,836	247,234
Energy	1,664,826	1.20%	2,581,622	363,030
Interest Rates	4,383,122	3.15%	7,053,579	1,872,335
Metals	911,780	0.66%	1,796,120	37,773
Stock Indices	2,638,800	1.90%	5,118,661	1,361,755

Total	$14,424,945	10.39%	$24,738,191	$4,307,996

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

The following were the primary trading risk exposures of the Fund as of December 31, 2015, by market sector.

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

Agricultural Commodities

The Fund’s primary agricultural commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Soybeans, cocoa and livestock accounted for the substantial bulk of the Fund’s agricultural commodities exposure as of December 31, 2015.

Energy

The Fund’s primary energy market exposure is to natural gas and crude oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the primary non-trading risk exposures of the Fund as of December 31, 2015.

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

Item 8: Financial Statements and Supplementary Data

The following quarterly information is unaudited

Net Income (Loss) per quarter

Eight quarters through December 31, 2015

	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	2015	2015	2015	2015	2014	2014	2014	2014
Total Income (Loss)	$4,124,533	$16,726,458	$(20,287,434)	$15,547,826	$34,147,351	$8,587,098	$8,105,156	$(8,485,322)
Total Expenses	1,569,920	1,439,507	1,395,067	4,406,698	5,054,662	1,243,070	1,360,318	1,528,321
Net Income (Loss)	$2,554,613	$15,286,951	$(21,682,501)	$11,141,128	$29,092,689	$7,344,028	$6,744,838	$(10,013,643)

Net Income (Loss) per weighted average Units (a)	$0.0313	$0.1873	$(0.2631)	$0.1264	$0.3166	$0.0754	$0.0622	$(0.0824)

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

Item 9: Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A: Controls and Procedures

Disclosure Controls and Procedures

MLAI’s Chief Executive Officer and Chief Financial Officer, on behalf of the Fund, have evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act) with respect to the Fund as of and for the year which ended December 31, 2015, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective.

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

The Fund’s management assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2015.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its report entitled Internal Control — Integrated Framework (2013).

Based on its assessment the Fund’s management concluded that at December 31, 2015, the Fund’s internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting (in connection with Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act) occurred during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

Item 9B:  Other Information

Not Applicable.

PART III

Item 10: Directors, Executive Officers and Corporate Governance

10(a) and 10(b)           Identification of Directors and Executive Officers:

As a limited liability company, the Fund has no officers or directors and is managed by MLAI. Trading decisions are made by the Trading Advisor on behalf of the Fund.

The managers and executive officers of MLAI and their respective business backgrounds are as follows:

Nancy Fahmy	Chief Executive Officer, President and Manager

Barbra E. Kocsis	Chief Financial Officer and Vice President

Dominick A. Carlino	Vice President and Manager

Ninon Marapachi	Vice President and Manager

Jeff McGoey	Vice President and Manager

Greg Parets	Vice President and Manager

Devesh Saksena	Vice President and Manager

Nancy Fahmy, age 41, has been the Chief Executive Officer and President of MLAI since October 2015.   Ms. Fahmy was a Vice President of MLAI from January 2014 until her appointment as the Chief Executive Officer and President. Ms. Fahmy has been registered with the CFTC as an associated person of MLAI since October 22, 2015, and she has been listed as a principal of MLAI since January 9, 2014. Ms. Fahmy was previously a NFA associate member and registered as an associated person of MLPF&S from March 2009 to November 2010. Ms. Fahmy has been a Managing Director within the Global Wealth and Retirement Services group (“GWRS”), which is a business unit within the BofA Corp. Global Wealth & Investment Management group (“GWIM”), a division within BofA Corp. and responsible for Private Equity and Real Assets Technical Sales and Origination within MLAI from December 2012 until her appointment as Chief Executive Officer. She joined MLAI as a Director in November 2008 and was head of Private Equity and Real Assets Technical Sales from that date to December 2012. In these capacities, Ms. Fahmy was responsible for a team of private equity and real assets specialists that worked with financial advisors, portfolio managers and clients to educate and raise capital. Ms. Fahmy holds a B.S. degree in Business Administration and Finance with a minor in Economics from the University of Delaware.

Barbra E. Kocsis, age 49, is the Chief Financial Officer for MLAI and is a Director within BofA Corp.’s Global Technology and Operations group, positions she has held since October 2006. She has been listed with the CFTC as a principal of MLAI since May 21, 2007.    Ms. Kocsis’ responsibilities include providing a full range of specialized financial and tax accounting services for the Alternative Investment products offered through the Selling Agent.  She graduated cum laude from Monmouth College with a Bachelor of Science in Business Administration — Accounting.

Dominick A. Carlino, age 43, has been a Managing Director of MLAI, heading Relationship Management and Business Development, since May 2013. Mr. Carlino has been listed as a principal of MLAI since January 2, 2014.   In his role, he is responsible for enhancing and driving relationships between MLAI and key asset management partners. Mr. Carlino was on a garden leave from July 2012 through May 2013.  Prior to joining Merrill Lynch, Mr. Carlino was Senior Managing Director and Head of Business Development at AlphaOne Capital Partners LLC, an equity-focused alternative asset management firm, from March 2011 through July 2012.  From April 2005 through March 2011, he served as an Executive Director within Morgan Stanley Alternative Investment Partners LP, a registered commodity pool operator, focused on business development and distribution.  Mr. Carlino has been listed as a principal of MLAI since January 2, 2014.  Mr. Carlino holds an M.B.A. and a B.S. degree in Finance from Villanova University.

Ninon Marapachi, age 38,  has been the head of the Hedge Fund Origination and Product Management team within the BofA Corp. Alternative Investments Group, a division within BofA Corp. that provides investment professionals and their clients with access to investment products and other services, since September 2008.  Ms. Marapachi has been listed as a principal of MLAI since January 3, 2014.  She has been an NFA associate member since February 2011 and registered as an associated person of MLPF&S since March 2011.  Her team is responsible for sourcing, structuring, negotiating and managing hedge funds and managed futures products on the GWIM hedge fund platform.  In addition, since September 2013 she has been a Director for the Board of Sponsors for Educational Opportunities, a non-profit organization with a goal to provide educational and career programs to young people from underserved communities to maximize their opportunities for higher education and future success.  Ms. Marapachi graduated magna cum laude with a B.A. degree in Economics from Mount Holyoke College.

Jeff McGoey, age 39, has been a Vice President of MLAI and a Director within GWIM responsible for Alternative Investment Platform Oversight for BofA Corp. since December 2010.  Mr. McGoey has been listed as a principal of MLAI since January 13, 2014.  Mr. McGoey served as a Vice President with portfolio oversight to ten derivative based closed end funds from March 2009 through December 2010.  Within GWIM Alternative Investments, from May 2008 through December 2010, Mr. McGoey was a Vice President holding various roles including hedge fund and private equity origination, exchange fund and customized fund oversight, and managing various strategic initiatives across the organization until December 2010.  Mr. McGoey is a CFA Charter holder, maintains the CAIA designation and holds a B.A. degree in Economics from Rutgers College in New Jersey.

Greg Parets, age 39, has been Head of Cross Platform Initiatives for the Alternative Investments Group of GWIM since June 2013.  Mr. Parets joined BofA Corp. in September 2010 as Head of Strategic Initiatives in the Alternative Investments Group’s Origination & Product Management team and remained in this role until June 2013.  In this role, he led creation and implementation of an industry-leading platform to offer hedge funds, managed futures, and select private equity funds to advisory accounts. Mr. Parets was in between employers from April 2010 to September 2010. Prior to joining BofA Corp., he worked at UBS Wealth Management Americas, a provider of wealth management products and services, where he was Team Lead for the Strategy & Business Development Group from July 2006 through January 2009 and Head of Segment Strategy & Client Experience from February 2009 through April 2010.  Mr. Parets has been listed as a principal of MLAI since January 2, 2014.  Mr. Parets graduated summa cum laude from The George Washington University with a B.B.A. degree in International Business and cum laude from Harvard Law School with a J.D.

Devesh Saksena, age 37, has been a Vice President of MLAI  since October 2015. He has been listed with the CFTC as a principal of MLAI since November 2015.  Mr. Saksena has been the Head of Business Management and Governance for MLAI since he joined MLAI in June 2015. Prior to joining MLAI, Mr. Saksena was previously listed as a principal of Dicken Commodities Inc. (“Dicken”) where Mr. Saksena was Chief Operating Officer from January 2013 to January 2015.  Prior to that, Mr. Saksena was Head of Operational Due Diligence and Director of North American Business for Schroders NewFinance Capital LLP from June 2008 to October 2012.  Mr. Saksena is a qualified chartered accountant from the UK and is a Fellow of the Institute of Chartered Accountants in England & Wales, and holds a B.A. degree with honors in Industrial Economics from the University of Nottingham (U.K.).

MLAI acts as the sponsor, general partner or manager to five public futures funds whose units of limited partnership interests or limited liability company interests are registered under the Securities Exchange Act: Aspect FuturesAccess LLC, ML BlueTrend FuturesAccess LLC, ML Select Futures I L.P., ML Transtrend DTP Enhanced FuturesAccess LLC, and ML Winton FuturesAccess LLC. Because MLAI serves as the sole sponsor, general partner or manager of each of these funds, the officers and managers of MLAI effectively manage them as officers and directors of such funds.

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

(h)                                 Section 16(a) Beneficial Ownership Reporting Compliance:

During the fiscal year ended December 31, 2015, there was a late Form 3 filing by Devesh Saksena, a manager of MLAI.  Except as disclosed in the preceding sentence, to the Fund’s knowledge, all required Section 16(a) filings during the fiscal year ended December 31, 2015 were timely and correctly made.

Code of Ethics:

MLAI and BofA Corp. have adopted a code of ethics which applies to the Fund’s (MLAI’s) principal executive officer and principal financial officer or persons performing similar functions on behalf of the Fund.  A copy of the code of ethics is available to any person, without charge, upon request by calling 1-866-MER-ALTS.

Nominating Committee:

Not applicable. (Neither the Fund nor MLAI has a nominating committee.)

Audit Committee; Audit Committee Financial Expert:

Not applicable. (Neither the Fund nor MLAI has an audit committee. There are no listed shares of the Fund or MLAI.)

Item 11: Executive Compensation

The managers and officers of MLAI are remunerated by BofA Corp. in their respective positions.  The Fund does not have any officers, managers or employees. The Fund pays Sponsor fees to MLAI and brokerage commissions to MLPF&S, which is a BofA Corp. affiliate. MLAI also receives a portion of the management fees.  MLAI or BofA Corp. affiliates may also receive certain economic benefits from possession of the Fund’s U.S. dollar assets.  The managers and officers receive no compensation from the Fund. See Item 1(c) “Narrative Description of Business—Description of Current Charges.”

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)                                 Security Ownership of Certain Beneficial Owners:

Not applicable. (The Units represent limited liability company interests. The Fund is managed by its Manager, MLAI.)

(b)                                 Security Ownership of Management:

MLAI owns 50 Class D Units which represent less than 1% of the Fund’s Net Asset Value.  The managers and executive officers of MLAI do not own any Units.

(c)                                  Changes in Control:

None.

(d)                                 Securities Authorized for Issuance Under Equity Compensation Plans:

Not applicable.

Item 13: Certain Relationships and Related Transactions and Director Independence

See Item 1(c) “Narrative Description of Business—Description of Current Charges” regarding certain fee arrangements with respect to the Fund and MLAI or other BofA Corp. affiliates.

Director Independence:

No person who served as a manager of MLAI during 2015 could be considered independent based on the definition of an independent director under the NASDAQ rules.

Item 14: Principal Accounting Fees and Services

(a)         Audit Fees

Aggregate fees billed directly to the Fund for professional services rendered by the principal accountant, PricewaterhouseCoopers LLP, for the audit of the Fund’s annual financial statements and review of financial statements included in the Fund’s Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements, for the years ended December 31, 2015 and 2014 were $182,400 and $177,067, respectively.

(b)         Audit-Related Fees

There were no other audit-related fees billed for the years ended December 31, 2015 and 2014 related to the Fund.

(c)          Tax Fees

No fees were billed by PricewaterhouseCoopers LLP or any member firms of PricewaterhouseCoopers and their respective affiliates for the years ended December 31, 2015 and 2014 for professional services rendered to the Fund in connection with tax compliance, tax advice and tax planning.

(d)         All Other Fees

No other fees were billed by PricewaterhouseCoopers LLP or any member firms of PricewaterhouseCoopers and their respective affiliates for the years ended December 31, 2015 and 2014 for professional services rendered to the Fund, other than as set forth in the preceding paragraph (a).

(e)                                                          Neither the Fund nor MLAI has an audit committee to pre-approve principal accountant fees and services.  In lieu of an audit committee, the managers and the principal financial officer pre-approve all services prior to the commencement of services.

PART IV

Item 15:                         Exhibits, Financial Statement Schedules

1.	Financial Statements (found in Exhibit 13.01):	Page:

2.	Financial Statement Schedules:

Financial statement schedules not included in this Form 10-K have been omitted for the reason that they are not required or are not applicable or that equivalent information has been included in the financial statements or notes thereto.

3.	Exhibits:

The following exhibits are incorporated by reference or are filed herewith to this Annual Report on Form 10-K:

Designation	Description

3.01	Amended and Restated Certificate of Formation of Aspect FuturesAccess LLC.

Exhibit 3.01:	Is incorporated by reference from Exhibit 3.01 contained in the registrant’s Report on Form 8-K filed on February 14, 2012.

3.02	Fifth Amended and Restated Limited Liability Company Operating Agreement of Aspect FuturesAccess LLC.

Exhibit 3.02	Is incorporated by reference from Exhibit 3.02 contained in the registrant’s Report on Form 8-K filed on December 6, 2012.

3.03	Amendment to the Fifth Amended and Restated Limited Liability Company Operating Agreement of Aspect FuturesAccess LLC

Exhibit 3.03	Is incorporated by reference from Exhibit 3.02(i) contained in the registrant’s Report on Form 8-K filed on October 18, 2013.

3.04	Amendment to the Fifth Amended and Restated Limited Liability Company Operating Agreement of Aspect FuturesAccess LLC.

Exhibit 3.04	Is incorporated by reference from Exhibit 3.02(i) contained in the registrant’s Report on Form 8-K filed on April 9, 2015.

10.01	Customer Agreements between ML Aspect FuturesAccess LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated.

Exhibit 10.01:	Is incorporated by reference from Exhibit 10.01 contained in Amendment No. 1 to the registrant’s Registration Statement on Form 10 filed on February 12, 2008.

10.02	Advisory Agreement among ML Aspect FuturesAccess LLC, ML Aspect FuturesAccess Ltd., Aspect Capital Limited and Merrill Lynch Alternative Investments LLC.

Exhibit 10.02:	Is incorporated by reference from Exhibit 10.02 contained in the registrant’s Registration Statement on Form 10 filed on December 20, 2004.

10.03	Amendment to Advisory Agreement among Aspect FuturesAccess LLC, Aspect Capital Limited and Merrill Lynch Alternative Investments LLC.

Exhibit 10.03:	Is incorporated by reference from Exhibit 10.01 contained in the registrant’s Report on Form 8-K filed on December 10, 2014.

10.04	Amendment to Advisory Agreement among Aspect FuturesAccess LLC, Aspect Capital Limited and Merrill Lynch Alternative Investments LLC.

Exhibit 10.04	Is incorporated by reference from Exhibit 10.01 contained in the registrant’s Report on Form 8-K filed on May 29, 2015.

13.01	2015 Annual Report and Report of Independent Registered Public Accounting Firm.

Exhibit 13.01:	Is filed herewith.

31.01 and 31.02	Rule 13a-14(a)/15d-14(a) Certifications.

Exhibit 31.01 and 31.02:	Are filed herewith.

32.01 and 32.02	Section 1350 Certifications.

Exhibit 32.01 and 32.02:	Are filed herewith.

99.1

Amended and Restated Selling Agreement effective as of July 8, 2011 between Merrill Lynch Alternative Investments LLC (for itself, and as sponsor on behalf of the investment funds listed therein) and Merrill Lynch, Pierce, Fenner & Smith Incorporated (as selling agent).

Exhibit 99.1:	Is incorporated by reference from Exhibit 99.1 contained in the registrant’s Report on Form 8-K filed on July 11, 2011.

Exhibit 101

The following materials from the Fund’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 formatted in XBRL (Extensible Business Reporting Language): ( i )Statements of Financial Condition (ii) Statements of Operations (iii) Statements of Changes in Members’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text.

Exhibit 101	Is filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 18, 2016.

ASPECT FUTURESACCESS LLC

By: MERRILL LYNCH ALTERNATIVE INVESTMENTS LLC, MANAGER

By:	/s/Nancy Fahmy
Nancy Fahmy
Chief Executive Officer and President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Nancy Fahmy	Chief Executive Officer and President	March 18, 2016
Nancy Fahmy	(Principal Executive Officer)

/s/ Barbra E. Kocsis	Chief Financial Officer and Vice President	March 18, 2016
Barbra E. Kocsis	(Principal Financial Officer)

/s/Dominick A. Carlino	Vice President and Manager	March 18, 2016
Dominick A. Carlino

/s/Ninon Marapachi	Vice President and Manager	March 18, 2016
Ninon Marapachi

/s/Jeff McGoey	Vice President and Manager	March 18, 2016
Jeff McGoey

/s/ Greg Parets	Vice President and Manager	March 18, 2016
Greg Parets

/s/Devesh Saksena	Vice President and Manager	March 18, 2016
Devesh Saksena

ASPECT FUTURESACCESS LLC

2015 FORM 10-K

INDEX TO EXHIBITS

Exhibit

Exhibit 13.01	2015 Annual Report and Report of Independent Registered Public Accounting Firm

Exhibit 31.01 and 31.02	Rule 13a - 14(a) / 15d - 14(a) Certifications

Exhibit 32.01 and 32.02	Sections 1350 Certifications

Exhibit 101

The following materials from the Fund’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Financial Condition (ii) Statements of Operations (iii) Statements of Changes in Members’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text.