Form 10-Q
period 2016-03-31
Aspect FuturesAccess LLC
filed 2016-05-13
CIK 1309132

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of March 31, 2016, 76,526,887 units of limited liability company interest were outstanding.

ASPECT FUTURESACCESS LLC

QUARTERLY REPORT FOR MARCH 31, 2016 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

ASPECT FUTURESACCESS LLC

(A Delaware Limited Liability Company)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	March 31,	December 31,
	2016	2015
ASSETS:
Equity in commodity trading accounts:
Cash (including restricted cash of $17,820,784 for 2016 and $22,606,519 for 2015)	$130,103,604	$139,140,656
Unrealized profit on open futures contracts	2,285,834	3,018,908
Unrealized profit on open forwards contracts	2,710,410	2,865,248
Cash and cash equivalents	878,537	524,919
Other assets	14,740	7,354

TOTAL ASSETS	$135,993,125	$145,557,085

LIABILITIES AND MEMBERS’ CAPITAL:
LIABILITIES:
Brokerage commissions payable	$14,171	$19,424
Sponsor and Advisory fees payable	744,699	540,513
Redemptions payable	41,821	11,882,490
Unrealized loss on open futures contracts	2,684,361	4,850,127
Unrealized loss on open forwards contracts	3,962,768	1,948,202
Other liabilities	1,449,836	1,444,493

Total liabilities	8,897,656	20,685,249

MEMBERS’ CAPITAL:
Members’ Capital (76,526,887 Units and 75,412,083 Units outstanding; unlimited Units authorized)	127,095,469	124,871,836
Total Members’ Capital	127,095,469	124,871,836

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$135,993,125	$145,557,085

NET ASSET VALUE PER UNIT:
Class A	$1.8465	$1.8330
Class C	$1.6594	$1.6517
Class D	$2.2150	$2.1909
Class I	$1.9278	$1.9115
Class M	$1.1868	$1.1726

See notes to financial statements.

ASPECT FUTURESACCESS LLC

(A Delaware Limited Liability Company)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three
	months ended	months ended
	March 31,	March 31,
	2016	2015
TRADING PROFIT (LOSS):

Realized, net	$3,288,689	$22,218,991
Change in unrealized, net	(736,712)	(6,546,199)
Brokerage commissions	(107,302)	(129,118)

Total trading profit (loss), net	2,444,675	15,543,674

INVESTMENT INCOME (EXPENSE):
Interest, net	50,135	4,152

EXPENSES:
Management fee	659,508	774,424
Sponsor fee	650,351	604,464
Performance fee	330,158	2,862,990
Other	134,379	164,820
Total expenses	1,774,396	4,406,698

NET INVESTMENT INCOME (LOSS)	(1,724,261)	(4,402,546)

NET INCOME (LOSS)	$720,414	$11,141,128

NET INCOME (LOSS) PER UNIT:

Weighted average number of Units outstanding
Class A	13,995,033	12,432,592
Class C	50,579,239	49,404,746
Class D	2,170,371	2,482,365
Class I	1,210,424	1,207,316
Class DS*	—	11,576,541
Class DT**	—	5,362,556
Class M	7,907,074	5,690,123

Net income (loss) per weighted average Unit
Class A	$0.0124	$0.1297
Class C	$0.0078	$0.1137
Class D	$0.0241	$0.1608
Class I	$0.0148	$0.1365
Class DS*	$—	$0.1615
Class DT**	$—	$0.1836
Class M	$0.0104	$0.0865

*Units fully redeemed as of April 30, 2015.

**Units fully redeemed as of December 31, 2015.

See notes to financial statements.

ASPECT FUTURESACCESS LLC

(A Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(unaudited) (in Units)

	Members’ Units			Members’ Units March	Members’ Units December			Members’ Units March
	December 31, 2014	Subscriptions	Redemptions	31, 2015	31, 2015	Subscriptions	Redemptions	31, 2016
Class A	12,349,527	408,902	(232,630)	12,525,799	13,784,327	586,375	(381,022)	13,989,680
Class C	49,129,741	1,124,679	(966,628)	49,287,792	50,633,610	1,247,674	(1,286,256)	50,595,028
Class D	2,482,365	—	—	2,482,365	2,170,371	—	—	2,170,371
Class I	1,207,316	—	—	1,207,316	1,177,582	43,347	(3,943)	1,216,986
Class DS*	11,804,527	—	(748,761)	11,055,766	—	—	—	—
Class DT**	5,440,620	—	(289,418)	5,151,202	—	—	—	—
Class M	5,538,484	400,478	—	5,938,962	7,646,193	1,369,174	(460,545)	8,554,822

Total Members’ Units	87,952,580	1,934,059	(2,237,437)	87,649,202	75,412,083	3,246,570	(2,131,766)	76,526,887

*Units fully redeemed as of April 30, 2015.

**Units fully redeemed as of December 31, 2015.

See notes to financial statements.

ASPECT FUTURESACCESS LLC

(A Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(unaudited)

	Members’ Capital				Members’ Capital March	Members’ Capital				Members’ Capital
	December 31, 2014	Subscriptions	Redemptions	Net Income (Loss)	31, 2015	December 31, 2015	Subscriptions	Redemptions	Net Income (Loss)	March 31, 2016
Class A	$21,386,741	$742,606	$(424,266)	$1,612,033	$23,317,114	$25,267,334	$1,128,700	$(737,193)	$173,106	$25,831,947
Class C	77,465,333	1,853,194	(1,620,293)	5,619,420	83,317,654	83,632,250	2,139,000	(2,208,265)	394,480	83,957,465
Class D	5,075,852	—	—	399,222	5,475,074	4,755,051	—	—	52,407	4,807,458
Class I	2,150,219	—	—	164,828	2,315,047	2,250,929	85,000	(7,817)	17,972	2,346,084
Class DS*	23,951,811	—	(1,630,932)	1,869,138	24,190,017	—	—	—	—	—
Class DT**	11,715,686	—	(669,065)	984,558	12,031,179	—	—	—	—	—
Class M	6,055,077	460,000	—	491,929	7,007,006	8,966,272	1,676,110	(572,316)	82,449	10,152,515

Total Members’ Capital	$147,800,719	$3,055,800	$(4,344,556)	$11,141,128	$157,653,091	$124,871,836	$5,028,810	$(3,525,591)	$720,414	$127,095,469

*Units fully redeemed as of April 30, 2015.

**Units fully redeemed as of December 31, 2015.

See notes to financial statements.

ASPECT FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class M
Per Unit Operating Performance:

Net asset value, beginning of period	$1.8330	$1.6517	$2.1909	$1.9115	$1.1726

Net realized and net change in unrealized trading profit (loss)	0.0381	0.0341	0.0448	0.0398	0.0252
Brokerage commissions	(0.0016)	(0.0014)	(0.0019)	(0.0016)	(0.0010)
Interest income, net	0.0007	0.0007	0.0009	0.0008	0.0005
Expenses	(0.0237)	(0.0257)	(0.0197)	(0.0227)	(0.0105)

Net asset value, end of period	$1.8465	$1.6594	$2.2150	$1.9278	$1.1868

Total Return: (a) (c)

Total return before Performance fees	1.00%	0.74%	1.37%	1.12%	1.48%
Performance fees	-0.27%	-0.26%	-0.27%	-0.26%	-0.27%
Total return after Performance fees	0.73%	0.48%	1.10%	0.86%	1.21%

Ratios to Average Members’ Capital: (c)

Expenses (excluding Performance fees) (b)	0.99%	1.24%	0.61%	0.89%	0.61%
Performance fees	0.26%	0.26%	0.26%	0.26%	0.26%
Expenses (including Performance fees)	1.25%	1.50%	0.87%	1.15%	0.87%

Net investment income (loss) (excluding Performance fees)	-0.95%	-1.20%	-0.57%	-0.84%	-0.57%
Performance fees	-0.26%	-0.26%	-0.26%	-0.26%	-0.26%
Net investment income (loss) (including Performance fees)	-1.21%	-1.46%	-0.83%	-1.10%	-0.83%

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

Ratios to Average Members’ Capital: (c)

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

The Fund considers all highly liquid investments, with a maturity of three months or less when acquired, to be cash equivalents classified as Level II within the fair value hierarchy discussed in Note 3. As of March 31, 2016, the Fund holds cash equivalents. Cash was held at a nationally recognized financial institution.

In the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of the Fund as of March 31, 2016 and December 31, 2015 and the results of its operations for the three  month periods ended March 31, 2016 and 2015.  However, the operating results for the interim periods may not be indicative of the results for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted.  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Fund’s report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2015.

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

2.              CONDENSED SCHEDULES OF INVESTMENTS

The Fund’s investments, defined as unrealized profit (loss) on open contracts on the Statements of Financial Condition, as of March 31, 2016 and December 31, 2015, are as follows:

March 31, 2016

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts/Notional*	Profit (Loss)	Members’ Capital	Contracts/Notional*	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	582	$(6,346)	0.00%	(1,078)	$(180,048)	-0.14%	$(186,394)	-0.14%	April 2016 - July 2016
Currencies - Futures	11	12,531	0.01%	(13)	(19,860)	-0.02%	(7,329)	-0.01%	June 2016
Currencies - Forwards*	143,888,789	2,643,480	2.08%	(154,881,954)	(3,895,838)	-3.07%	(1,252,358)	-0.99%	June 2016
Energy	9	(13,339)	-0.01%	(424)	(72,875)	-0.06%	(86,214)	-0.07%	April 2016 - December 2016
Interest rates	1,601	269,437	0.21%	(2,231)	(130,632)	-0.10%	138,805	0.11%	June 2016 - September 2018
Metals	188	(301,266)	-0.24%	(390)	(235,321)	-0.19%	(536,587)	-0.43%	May 2016 - July 2016
Stock indices	576	188,725	0.15%	(109)	90,467	0.07%	279,192	0.22%	April 2016 - June 2016

Total		$2,793,222	2.20%		$(4,444,107)	-3.51%	$(1,650,885)	-1.31%

December 31, 2015

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts/Notional*	Profit (Loss)	Members’ Capital	Contracts/Notional*	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates
Agriculture	403	$(133,462)	-0.11%	(1,101)	$289,457	0.23%	$155,995	0.12%	February 2016 - April 2016
Currencies - Futures	—	—	0.00%	(40)	23,762	0.02%	23,762	0.02%	March 2016
Currencies - Forwards*	138,229,375	(864,189)	-0.69%	(232,442,989)	1,781,235	1.42%	917,046	0.73%	March 2016
Energy	1	244	0.00%	(986)	93,771	0.08%	94,015	0.08%	January 2016 - December 2016
Interest rates	2,191	(1,188,422)	-0.95%	(1,058)	22,462	0.02%	(1,165,960)	-0.93%	March 2016 - June 2018
Metals	225	235,336	0.19%	(835)	(1,075,743)	-0.86%	(840,407)	-0.67%	February 2016 - April 2016
Stock indices	383	(19,308)	-0.02%	(311)	(79,316)	-0.06%	(98,624)	-0.08%	January 2016 - March 2016

Total		$(1,969,801)	-1.58%		$1,055,628	0.85%	$(914,173)	-0.73%

*Currencies — Forwards present notional amounts as converted to USD.

No individual contract’s unrealized profit or loss comprised greater than 5% of Members’ Capital as of March 31, 2016 and December 31, 2015. With respect to each commodity industry sector listed in the above chart, the net unrealized profit (loss) on open positions is the sum of the unrealized profits (losses) of long positions and short positions, netting unrealized losses against unrealized profits as applicable.  Net unrealized profit and loss provides a rough measure of the exposure of the Fund to the various sectors as of the date listed, although such exposure can change at any time.

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

Transfers of investments between different levels of the fair value hierarchy, if any, are recorded as of the beginning of the reporting period. There were no transfers to or from any level during the three month period ended March 31, 2016 or the year ended December 31, 2015.

The Fund’s unrealized profit (loss) on open forwards and futures contracts, by the above fair value hierarchy levels, as of March 31, 2016 and December 31, 2015, are as follows:

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III
Assets
Futures	$2,285,834	$2,056,681	$229,153	$—
Forwards	2,710,410	—	2,710,410	—
	$4,996,244	$2,056,681	$2,939,563	$—

Liabilities
Futures	$2,684,361	$2,234,838	$449,523	$—
Forwards	3,962,768	—	3,962,768	—
	$6,647,129	$2,234,838	$4,412,291	$—

March 31, 2016	$(1,650,885)	$(178,157)	$(1,472,728)	$—

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III
Assets
Futures	$3,018,908	$2,689,613	$329,295	$—
Forwards	2,865,248	—	2,865,248	—
	$5,884,156	$2,689,613	$3,194,543	$—

Liabilities
Futures	$4,850,127	$3,703,780	$1,146,347	$—
Forwards	1,948,202	—	1,948,202	—
	$6,798,329	$3,703,780	$3,094,549	$—

December 31, 2015	$(914,173)	$(1,014,167)	$99,994	$—

The Fund’s volume of trading forwards and futures as of the three month period ended March 31, 2016 and year ended December 31, 2015, are representative of the activity throughout these periods.

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

The Fund maintains margin deposits and cash collateral with its futures and forwards brokers, respectively, based on the greater of exchange margin or amounts determined by the respective broker. At March 31, 2016 and December 31, 2015, the initial margin deposits (cash) are used to satisfy the margin requirements to establish the futures or forward contracts and are presented on the Statements of Financial Condition in Cash in the Equity in commodity trading accounts. The variation margin on open contracts is presented gross on the Statements of Financial Condition in Unrealized profit or loss on futures or forwards contracts, respectively. The Fund is subject to agreements which support the ability to settle net with its counterparties; however, the Fund has elected to present the related balances on the Statements of Financial Condition on a gross basis. The net of these amounts plus the restricted cash presented within the Cash in the Equity in commodity trading accounts on the Statements of Financial Condition represents the Fund’s net exposure.

The following table indicates the trading profits and losses before brokerage commissions, by commodity industry sector for each of the three month periods ended March 31, 2016 and 2015:

	For the three months ended	For the three months ended
	March 31, 2016	March 31, 2015
Commodity Industry	profit (loss)	profit (loss)
Sector	from trading, net	from trading, net
Agriculture	$(1,024,381)	$1,705,458
Currencies	(2,302,558)	2,010,797
Energy	2,939,092	1,327,651
Interest rates	5,052,946	7,037,884
Metals	(1,400,288)	596,358
Stock indices	(712,834)	2,994,644

Total, net	$2,551,977	$15,672,792

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

Credit Risk

The risks associated with exchange-traded contracts are typically perceived to be less than those associated with over-the-counter (non-exchange-traded) transactions because exchanges typically (but not universally) provide clearinghouse arrangements in which the collective credit (in some cases limited in amount, in some cases not) of the investors of the exchange/clearinghouse is pledged to support the financial integrity of the exchange/clearinghouse.  In over-the-counter transactions, on the other hand, traders must rely solely on the credit of their respective individual counterparties.  Margins, which may be subject to loss in the event of a default, are generally required in exchange traded contracts, and in the over-the-counter markets counterparties may also require margin. The credit risk associated with these instruments from counterparty nonperformance is the unrealized profit (loss) on open contracts, if any, included in the Statements of Financial Condition.

MLAI, as sponsor of the Fund, has a general policy of maintaining clearing and prime brokerage arrangements with BofA Corp. affiliates, such as MLPF&S and MLI, although MLAI may engage non-BofA Corp. affiliated service providers as clearing brokers or prime brokers for the Fund. This policy may increase risk to the Fund by preventing the diversification of brokers used by the Fund.

The Fund, in its normal course of business, enters into various contracts, with MLPF&S acting as its futures clearing broker and MLI as its forwards prime broker. Due to the relationship with MLPF&S, in the event of default, all futures balances are eligible for offset with a net settlement due to MLPF&S.  Due to the relationship with MLI, in the event of default, all forwards balances are eligible for offset with a net settlement due to MLI.

Indemnifications

In the normal course of business, the Fund has entered, or may in the future, enter into agreements that obligate the Fund to indemnify certain parties, including BofA Corp. affiliates. No claims have actually been made with respect to such indemnities and any quantification would involve hypothetical claims that have not been made. Based on the Fund’s experience, MLAI expects the risk of loss to be remote and, therefore, no provision has been recorded.

5.              RELATED PARTY TRANSACTIONS

MLAI owns 50 Class D Units which represent less than 1% of the Fund’s Net Asset Value as of March 31, 2016.

MLAI, the Fund and certain other FuturesAccess Funds, MLAI’s HedgeAccess® Program of  hedge funds and other BofA Corp. funds (each a “Serviced Fund” and collectively, the “Serviced Funds”) have entered into a transfer agency and investor services agreement with Financial Data Services, Inc. (the “Transfer Agent”), a wholly owned subsidiary of BofA Corp. and affiliate of MLAI.  The Transfer Agent provides registrar, distribution disbursing agent, transfer agent and certain other services related to the issuance, redemption, exchange and transfer of Units.  The fees charged by the Transfer Agent for its services were 0.02% per year of the aggregate net assets of the Serviced Funds. The fee is paid monthly in arrears.  The Transfer Agent also receives reimbursement for its out-of-pocket expenses and certain extraordinary expenses.  MLAI allocates the Transfer Agent fees to each of the Serviced Funds, including the Fund, on a monthly basis based on each Serviced Fund’s net assets. The Transfer Agent fee allocated to the Fund for the three month periods ended March 31, 2016 and 2015 amounted to $6,530 and $7,711, respectively, of which $7,282 and $7,262 was payable to the Transfer Agent as of March 31, 2016 and December 31, 2015, respectively.

Brokerage commissions interest, net and sponsor fees, as presented on the Statements of Operations, are all received from or paid to related parties. Equity in commodity trading accounts, including cash and Unrealized profit (loss), as presented on the Statements of Financial Condition are held with a related party.

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

PERIOD-END NET ASSET VALUE PER UNIT CLASS A

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.
2015	$1.7560	$1.8109	$1.7658	$1.8049	$1.8747	$1.8615
2016	$1.9322	$1.8827	$1.9169	$1.9244	$1.8487	$1.8465

PERIOD-END NET ASSET VALUE PER UNIT CLASS C

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.
2015	$1.5981	$1.6474	$1.6057	$1.6406	$1.7032	$1.6904
2016	$1.7403	$1.6947	$1.7248	$1.7308	$1.6620	$1.6594

PERIOD-END NET ASSET VALUE PER UNIT CLASS D

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.
2015	$2.0746	$2.1406	$2.0888	$2.1363	$2.2199	$2.2056
2016	$2.3107	$2.2529	$2.2952	$2.3056	$2.2163	$2.2150

PERIOD-END NET ASSET VALUE PER UNIT CLASS I

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.
2015	$1.8064	$1.8638	$1.8173	$1.8583	$1.9310	$1.9175
2016	$2.0155	$1.9641	$2.0002	$2.0084	$1.9297	$1.9278

PERIOD-END NET ASSET VALUE PER UNIT CLASS DS

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.
2015	$2.0586	$2.1243	$2.0726	$2.1197	$2.2023	$2.1880
2016	n/a	n/a	n/a	n/a	n/a	n/a

PERIOD-END NET ASSET VALUE PER UNIT CLASS DT

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.
2015	$2.1872	$2.2617	$2.2036	$2.2572	$2.3518	$2.3356
2016	n/a	n/a	n/a	n/a	n/a	n/a

PERIOD-END NET ASSET VALUE PER UNIT CLASS M

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.
2015	$1.1092	$1.1446	$1.1169	$1.1424	$1.1875	$1.1798
2016	$1.2366	$1.2056	$1.2283	$1.2340	$1.1870	$1.1868

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

For the three month period ended March 31, 2016 Fund capital increased 1.78% from $124,871,836 to $127,095,469. This increase was attributable to the net income from operations of $720,414 coupled with the redemption of 2,131,766 redeemable Units resulting in an outflow of $3,525,591.  The cash outflow was offset with cash inflow of $5,028,810 due to subscriptions of 3,246,570 Units. Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent months.

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

Forward Foreign Currency Contracts

Foreign currency contracts are those contracts where the Fund agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date.  Foreign currency contracts are valued daily, and the Fund’s net equity therein, representing unrealized profit or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Statements of Financial Condition.  Realized profit (loss), net and change in unrealized profit (loss), net on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur, respectively and are included in the Statements of Operations.

Interest Rates and Income

BofA Corp.’s “Interest Earning Program,” which offers interest on cash balances subject to a negotiated schedule, will generally apply to Fund cash assets during any time they are maintained by the Sponsor with its affiliates.  The present interest rate under the Interest Earning Program on U.S. dollar cash balances is the daily effective federal funds rate less 20 basis points, recalculated and accrued daily, and subject to a floor of 0%, except for currencies designated by MLPF&S as “negative interest rate currencies.”  MLPF&S deposits certain of the Fund’s assets as margin or collateral with clearinghouses and/or depositories. As a result of the present low interest rate environment, clearinghouses and depositories charge MLPF&S fees to account for the negative interest rates on cash balances for certain currencies, which may change from time to time.  Accordingly, MLPF&S will charge the Fund a “negative interest rate fee” for any currencies designated by MLPF&S as a “negative interest rate currency.”

Income Taxes

Each investor is individually responsible for reporting income or loss based on such investor’s share of the Fund’s income and expenses as reported for income tax purposes.

The Fund follows the ASC guidance on accounting for uncertain tax positions. This guidance provides how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements.  This guidance also requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Fund’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority.  Tax positions with respect to tax at the Fund level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. A prospective investor should be aware that, among other things, income taxes could have a material adverse effect on the periodic calculations of the Net Asset Value of the Fund, including reducing the Net Asset Value of the Fund to reflect reserves for income taxes, such as foreign withholding taxes, that may be payable by the Fund. This could cause benefits or detriments to certain investors, depending upon the timing of their entry and exit from the Fund. MLAI has analyzed the Fund’s tax positions and has concluded that a provision for income tax of $1,164,420, generated by trading in Spain, is required in the Fund’s financial statements. Such amount is included in Other Liabilities on the Statements of Financial Condition. The following is the major tax jurisdiction for the Fund and the earliest tax year subject to examination: United States — 2012.

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

Results of Operations

January 1, 2016 to March 31, 2016

January 1, 2016 to March 31, 2016

The Fund experienced a net trading profit of $2,551,977 before brokerage commissions and related fees in the first quarter of 2016. The Fund’s profits were primarily attributable to the interest rates and energy sectors. The stock indices, agriculture, metals and currency sectors posted losses.

The interest rate sector posted profits to the Fund. Profits were posted to the Fund at the beginning of the first quarter. Poor economic data from the U.S. and China raised concerns about the global economy and caused bond markets to rally on safe haven appeal. This led to profits from the Trading Program’s long bond positions. Later in January, speculation that the European Central Bank would introduce additional stimulus measures and the Bank of Japan’s decision to reduce interest rates drove further profits. Profits were posted to the Fund in the middle of the quarter. Against a background of heightened volatility in equity markets, safe haven assets were favored by investors. This, combined with the threat of deflation in Europe and Japan, saw investors favoring longer maturity fixed income markets which resulted in profits posted to the Fund from the Trading Program’s long fixed income positions. Losses were posted to the Fund at the end of the quarter as the Trading Program’s long fixed income exposures were affected as a resurgence of global risk appetite led to bonds generally trading lower.

The energy sector posted profits to the Fund. Profits were posted to the Fund at the beginning of the first quarter. The Trading Program’s short positions in oils made gains as prices fell below $30 per barrel, driven by a rise in U.S. inventory levels and the expectation of additional production from Iran. Profits were posted to the Fund in the middle of the quarter as the Trading Program profited from continuing bearish trends in natural gas as an inventory glut pushed prices lower. Losses were posted to the Fund at the end of the quarter due to the Trading Program’s short positions in energies as natural gas rallied during the month of March.

The stock indices sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the first quarter. The large sell-offs in stock markets led to losses from the stock indices sector at the beginning of January. However, the Trading Program responded and switched its small net long positions to net short positions. During January, most stock indices recorded losses, but there were profits from short positions in emerging market stock indices. Profits were posted to the Fund in the middle of the quarter. Against a background of heightened volatility in equity markets, safe haven assets were favored by investors in February. The Trading Program’s small short exposures to emerging markets, such as the Indian Nifty and the Chinese H-Shares indices also posted profits to the Fund. Losses were posted to the Fund at the end of the quarter. Mixed directional positioning among stock indices led to small gains overall in March. In particular, gains were made from the long position in Korea but remaining shorts positions in China and other emerging markets detracted from gains.

The agriculture sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the first quarter, however this reversed in the middle of the quarter as the Trading Program profited from continuing bearish trends in wheat contracts as an inventory glut pushed prices lower. Losses were posted to the Fund at the end of the quarter due to the Trading Program’s short positions in grains.

The metals sector posted losses to the Fund. Profits were posted to the Fund at the beginning of the first quarter, however this reversed in the middle of the quarter. A tighter global supply of zinc as a result of production cuts led to a price rally which negatively affected the Trading Program’s short positions. Gold and silver appreciated during February as investors sought refuge from the equity sell-off. The Trading Program’s positions switched to long positions but were unable to turn a profit in February. Losses were posted to the Fund at the end of the quarter due to the Trading Program’s short positions in metal which rallied during March.

The currency sector posted losses to the Fund. Profits were posted to the Fund at the beginning of the first quarter as the Canadian dollar weakened, driven by the declining oil price, while British sterling also fell amid concerns about the health of the United Kingdom’s economy. Losses were posted to the Fund in the middle of the quarter. Currencies proved to be challenging for the Trading Program’s medium term trend following systems as several established trends retraced. The U.S. dollar weakened against its major counterparts, in particular against the Canadian dollar, amid concern over the vulnerability of the American economy. The Swiss franc and the Japanese yen, sought after as safe haven currencies, both rallied despite their respective central banks actively pursuing negative interest rate policies. Losses were posted to the Fund at the end of the quarter due to the U.S. dollar weakening and the Japanese yen strengthening which were reversals of longer-term established trends.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Fund’s open positions by market category for the fiscal period. For the three month periods ended March 31, 2016 and 2015 the Fund’s average capitalization was $128,134,381 and $153,193,370, respectively.

March 31, 2016

	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk
Agriculture	$787,502	0.61%	$789,503	$786,143
Currencies	5,322,110	4.15%	5,335,631	5,312,922
Energy	364,252	0.28%	365,177	363,623
Interest Rates	586,444	0.46%	587,934	585,432
Metals	2,267,054	1.77%	2,272,813	2,263,140
Stock Indices	1,179,571	0.92%	1,182,567	1,177,534

Total	$10,506,933	8.19%	$10,533,625	$10,488,794

March 31, 2015

	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk
Agriculture	$4,418,817	2.88%	$4,730,174	$3,953,812
Currencies	2,055,180	1.34%	2,199,991	1,838,907
Energy	969,962	0.63%	1,038,307	867,890
Interest Rates	5,968,359	3.90%	6,388,899	5,340,291
Metals	685,314	0.45%	733,602	613,196
Stock Indices	919,502	0.60%	984,291	822,740

Total	$15,017,134	9.80%	$16,075,264	$13,436,836

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

The following were the primary trading risk exposures of the Fund as of December 31, 2015 by market sector. There have been no material changes at March 31, 2016.

Interest Rates

Interest rate movements directly affect the price of derivative sovereign bond positions held by the Fund and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries may materially impact the Fund’s profitability. The Fund’s primary interest rate exposure is to interest rate fluctuations in the United States and the other G-7 countries.  However, the Fund may also take positions in the government debt of smaller nations. MLAI anticipates that G-7 interest rates will remain the primary market exposure of the Fund for the foreseeable future.

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

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the primary non-trading risk exposures of the Fund as of December 31, 2015. There have been no material changes at March 31, 2016.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

MLAI’s Chief Executive Officer and Chief Financial Officer, on behalf of the Fund, have evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act) with respect to the Fund as of the end of the quarter which ended March 31, 2016, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting (in connection with Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act) occurred during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.                               Legal Proceedings

None.

Item 1A.  Risk Factors

There are no material changes from risk factors as previously disclosed in the Fund’s report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission on March 18, 2016.

Item 2.                               Unregistered Sales of Equity Securities and Use of Proceeds

(a)  Units are privately offered and sold to “accredited investors” (as defined in Rule 501(a) under the Securities Act) in reliance on the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 thereunder.  The selling agent of the Units is MLPF&S.

The Fund’s sales of unregistered securities are as follows for each Class of Units:

CLASS A

	Subscription
	Amount	Units	NAV (1)
1/01/2016	$103,125	55,740	$1.8330
1/16/2016	117,800	60,435	1.9322
2/01/2016	103,950	54,722	1.8827
2/16/2016	705,775	364,968	1.9169
3/01/2016	98,050	50,510	1.9244
3/16/2016	—	—	1.8487
4/01/2016	783,000	420,222	1.8465

CLASS C

	Subscription
	Amount	Units	NAV (1)
1/01/2016	$460,000	275,928	$1.6517
1/16/2016	172,000	97,972	1.7403
2/01/2016	229,000	133,895	1.6947
2/16/2016	483,000	277,538	1.7248
3/01/2016	493,000	282,311	1.7308
3/16/2016	302,000	180,030	1.6620
4/01/2016	195,000	116,432	1.6594

CLASS D

	Subscription
	Amount	Units	NAV (1)
1/01/2016	$—	—	$2.1909
1/16/2016	—	—	2.3107
2/01/2016	—	—	2.2529
2/16/2016	—	—	2.2952
3/01/2016	—	—	2.3056
3/16/2016	—	—	2.2163
4/01/2016	—	—	2.2150

CLASS I

	Subscription
	Amount	Units	NAV (1)
1/01/2016	$50,000	25,912	$1.9115
1/16/2016	—	—	2.0155
2/01/2016	10,000	5,045	1.9641
2/16/2016	25,000	12,390	2.0002
3/01/2016	—	—	2.0084
3/16/2016	—	—	1.9297
4/01/2016	40,000	20,562	1.9278

CLASS M

	Subscription
	Amount	Units	NAV (1)
1/01/2016	215,206	181,793	$1.1726
1/16/2016	78,726	63,087	1.2366
2/01/2016	110,000	90,394	1.2056
2/16/2016	119,000	95,999	1.2283
3/01/2016	785,000	630,421	1.2340
3/16/2016	368,177	307,481	1.1870
4/01/2016	76,000	63,508	1.1868

(1) Beginning of the period Net Asset Value

Class A Units are subject to upfront sales commissions paid to MLPF&S ranging from 1.0% to 2.5% of  an investor’s gross subscription amount. Class D Units and Class I Units are subject to upfront sales commissions paid to MLPF&S up to 2.5% of an investor’s gross subscription amount. Sales commissions are directly deducted from subscription amounts. Class C Units and Class M Units are not subject to upfront sales commissions.

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

Item 6.                               Exhibits

The following exhibits are filed herewith to this Quarterly Report on Form 10-Q:

31.01 and

31.02                                           Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01

and 31.02:               Are filed herewith.

32.01 and

32.02                                           Section 1350 Certifications

Exhibit 32.01

and 32.02                   Are filed herewith.

Exhibit 101           Are filed herewith.

The following materials from the Fund’s quarterly Report on Form 10-Q for the three month period ended March 31, 2016 formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Financial Condition (ii) Statements of Operations (iii) Statements of Changes in Members’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASPECT FUTURESACCESS LLC.

	By:	MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(Manager)

Date: May 13, 2016	By:	/s/ NANCY FAHMY
Nancy Fahmy
Chief Executive Officer and President
(Principal Executive Officer)

Date: May 13, 2016	By:	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial Officer)