Form 10-Q
period 2016-06-30
Aspect FuturesAccess LLC
filed 2016-08-12
CIK 1309132

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of June 30, 2016, 76,144,049 units of limited liability company interest were outstanding.

ASPECT FUTURESACCESS LLC

QUARTERLY REPORT FOR JUNE 30, 2016 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

ASPECT FUTURESACCESS LLC

(A Delaware Limited Liability Company)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	June 30,	December 31,
	2016	2015
ASSETS:
Equity in commodity trading accounts:
Cash (including restricted cash of $14,058,130 for 2016 and $22,606,519 for 2015)	$119,210,677	$139,140,656
Unrealized profit on open futures contracts	5,466,853	3,018,908
Unrealized profit on open forwards contracts	4,973,725	2,865,248
Cash and cash equivalents	520,296	524,919
Other assets	14,399	7,354

TOTAL ASSETS	$130,185,950	$145,557,085

LIABILITIES AND MEMBERS’ CAPITAL:
LIABILITIES:

Brokerage commissions payable	$14,775	$19,424
Sponsor and Advisory fees payable	407,508	540,513
Redemptions payable	649,638	11,882,490
Unrealized loss on open futures contracts	1,653,300	4,850,127
Unrealized loss on open forwards contracts	3,450,756	1,948,202
Other liabilities	663,400	1,444,493

Total liabilities	6,839,377	20,685,249

MEMBERS’ CAPITAL:
Members’ Capital (76,144,049 Units and 75,412,083 Units outstanding; unlimited Units authorized)	123,346,573	124,871,836
Total Members’ Capital	123,346,573	124,871,836

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$130,185,950	$145,557,085

NET ASSET VALUE PER UNIT:

Class A	$1.8024	$1.8330
Class C	$1.6160	$1.6517
Class D	$2.1704	$2.1909
Class I	$1.8836	$1.9115
Class M	$1.1619	$1.1726

See notes to financial statements.

ASPECT FUTURESACCESS LLC

(A Delaware Limited Liability Company)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	June 30,	June 30,	June 30,	June 30,
	2016	2015	2016	2015
TRADING PROFIT (LOSS):

Realized, net	$(9,416,175)	$(14,982,763)	$(6,127,486)	$7,236,228
Change in unrealized, net	6,987,407	(5,182,609)	6,250,695	(11,728,808)
Brokerage commissions	(118,843)	(118,307)	(226,145)	(247,425)

Total trading profit (loss), net	(2,547,611)	(20,283,679)	(102,936)	(4,740,005)

INVESTMENT INCOME (EXPENSE):
Interest, net	50,690	(3,755)	100,825	397
Other income	647,420	—	647,420	—
Total investment income (expense)	698,110	(3,755)	748,245	397

EXPENSES:
Management fee	616,794	644,994	1,276,302	1,419,418
Sponsor fee	607,365	569,155	1,257,716	1,173,619
Performance fee	—	—	330,158	2,862,990
Other	141,770	180,918	276,149	345,738
Total expenses	1,365,929	1,395,067	3,140,325	5,801,765

NET INVESTMENT INCOME (LOSS)	(667,819)	(1,398,822)	(2,392,080)	(5,801,368)

NET INCOME (LOSS)	$(3,215,430)	$(21,682,501)	$(2,495,016)	$(10,541,373)

NET INCOME (LOSS) PER UNIT:

Weighted average number of Units outstanding
Class A	14,363,683	12,721,301	14,179,358	12,576,947
Class C	50,464,988	50,468,626	50,522,114	49,936,686
Class D	2,170,371	2,482,399	2,170,371	2,482,381
Class I	1,248,442	1,248,331	1,229,433	1,227,824
Class DS*	—	11,092,487	—	11,455,528
Class DT**	—	5,210,954	—	5,286,755
Class M	8,616,891	6,569,814	8,261,982	6,129,968

Net income (loss) per weighted average Unit
Class A	$(0.0445)	$(0.2636)	$(0.0329)	$(0.1384)
Class C	$(0.0439)	$(0.2442)	$(0.0360)	$(0.1343)
Class D	$(0.0446)	$(0.3116)	$(0.0205)	$(0.1508)
Class I	$(0.0440)	$(0.2580)	$(0.0301)	$(0.1281)
Class DS*	$—	$(0.1960)	$—	$(0.0266)
Class DT**	$—	$(0.3169)	$—	$(0.1261)
Class M	$(0.0244)	$(0.1647)	$(0.0155)	$(0.0962)

*Units fully redeemed as of April 30, 2015.

**Units fully redeemed as of December 31, 2015.

See notes to financial statements.

ASPECT FUTURESACCESS LLC

(A Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(unaudited) (in Units)

	Members’ Units December 31, 2014	Subscriptions	Redemptions	Members’ Units June 30, 2015	Members’ Units December 31, 2015	Subscriptions	Redemptions	Members’ Units June 30, 2016
Class A	12,349,527	833,275	(430,602)	12,752,200	13,784,327	1,127,770	(569,384)	14,342,713
Class C	49,129,741	3,555,007	(1,969,453)	50,715,295	50,633,610	1,996,110	(2,871,515)	49,758,205
Class D	2,482,365	50	—	2,482,415	2,170,371	—	—	2,170,371
Class I	1,207,316	58,000	(22,634)	1,242,682	1,177,582	87,844	(10,451)	1,254,975
Class DS*	11,804,527	73,442	(11,877,969)	—	—	—	—	—
Class DT**	5,440,620	170,596	(601,025)	5,010,191	—	—	—	—
Class M	5,538,484	1,747,998	(95,850)	7,190,632	7,646,193	1,618,307	(646,715)	8,617,785

Total Members’ Units	87,952,580	6,438,368	(14,997,533)	79,393,415	75,412,083	4,830,031	(4,098,065)	76,144,049

*Units fully redeemed as of April 30, 2015.

**Units fully redeemed as of December 31, 2015.

See notes to financial statements.

ASPECT FUTURESACCESS LLC

(A Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(unaudited)

	Members’ Capital December 31, 2014	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital June 30, 2015	Members’ Capital December 31, 2015	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital June 30, 2016
Class A	$21,386,741	$1,458,586	$(744,370)	$(1,741,118)	$20,359,839	$25,267,334	$2,125,555	$(1,075,140)	$(466,441)	$25,851,308
Class C	77,465,333	5,718,168	(3,145,101)	(6,707,090)	73,331,310	83,632,250	3,340,000	(4,745,292)	(1,819,460)	80,407,498
Class D	5,075,852	100	—	(374,326)	4,701,626	4,755,051	—	—	(44,442)	4,710,609
Class I	2,150,219	112,000	(39,820)	(157,245)	2,065,154	2,250,929	170,000	(20,125)	(36,972)	2,363,832
Class DS*	23,951,811	161,403	(23,808,292)	(304,922)	—	—	—	—	—	—
Class DT**	11,715,686	363,062	(1,318,737)	(666,677)	10,093,334	—	—	—	—	—
Class M	6,055,077	1,939,000	(104,087)	(589,995)	7,299,995	8,966,272	1,962,110	(787,355)	(127,701)	10,013,326

Total Members’ Capital	$147,800,719	$9,752,319	$(29,160,407)	$(10,541,373)	$117,851,258	$124,871,836	$7,597,665	$(6,627,912)	$(2,495,016)	$123,346,573

*Units fully redeemed as of April 30, 2015.

**Units fully redeemed as of December 31, 2015.

See notes to financial statements.

ASPECT FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED JUNE 30, 2016 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class M
Per Unit Operating Performance:

Net asset value, beginning of period	$1.8465	$1.6594	$2.2150	$1.9278	$1.1868

Net realized and net change in unrealized trading profit (loss)	(0.0347)	(0.0313)	(0.0415)	(0.0362)	(0.0222)
Brokerage commissions	(0.0017)	(0.0015)	(0.0021)	(0.0018)	(0.0011)
Interest income, net	0.0007	0.0007	0.0009	0.0008	0.0005
Expenses (d)	(0.0084)	(0.0113)	(0.0019)	(0.0070)	(0.0021)

Net asset value, end of period	$1.8024	$1.6160	$2.1704	$1.8836	$1.1619

Total Return: (a) (c)

Total return before Performance fees	-2.39%	-2.62%	-2.01%	-2.29%	-2.10%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%
Total return after Performance fees	-2.39%	-2.62%	-2.01%	-2.29%	-2.10%

Ratios to Average Members’ Capital: (c)

Expenses (excluding Performance fees) (b)	0.99%	1.24%	0.62%	0.89%	0.62%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%
Expenses (including Performance fees)	0.99%	1.24%	0.62%	0.89%	0.62%

Net investment income (loss) (excluding Performance fees)	-0.45%	-0.65%	-0.05%	-0.36%	-0.14%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%
Net investment income (loss) (including Performance fees)	-0.45%	-0.65%	-0.05%	-0.36%	-0.14%

(a) The total return is calculated for each class taken as a whole based on the change in net asset value.  An individual member’s return may vary from these returns based on timing of capital transactions.

(b) The expense ratios do not include brokerage commissions.

(c) The ratios and total return are not annualized.

(d) Expenses are presented net inclusive of other income.

See notes to financial statements.

ASPECT FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE SIX MONTHS ENDED JUNE 30, 2016 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class M
Per Unit Operating Performance:

Net asset value, beginning of period	$1.8330	$1.6517	$2.1909	$1.9115	$1.1726

Net realized and net change in unrealized trading profit (loss)	0.0030	0.0028	0.0033	0.0030	0.0018
Brokerage commissions	(0.0033)	(0.0030)	(0.0039)	(0.0034)	(0.0021)
Interest income, net	0.0015	0.0013	0.0018	0.0015	0.0009
Expenses (d)	(0.0318)	(0.0368)	(0.0217)	(0.0290)	(0.0113)

Net asset value, end of period	$1.8024	$1.6160	$2.1704	$1.8836	$1.1619

Total Return: (a) (c)

Total return before Performance fees	-1.40%	-1.89%	-0.68%	-1.19%	-0.64%
Performance fees	-0.27%	-0.27%	-0.26%	-0.27%	-0.27%
Total return after Performance fees	-1.67%	-2.16%	-0.94%	-1.46%	-0.91%

Ratios to Average Members’ Capital: (c)

Expenses (excluding Performance fees) (b)	1.98%	2.48%	1.23%	1.78%	1.23%
Performance fees	0.26%	0.26%	0.26%	0.26%	0.26%
Expenses (including Performance fees)	2.24%	2.74%	1.49%	2.04%	1.49%

Net investment income (loss) (excluding Performance fees)	-1.40%	-1.85%	-0.62%	-1.21%	-0.71%
Performance fees	-0.26%	-0.26%	-0.26%	-0.26%	-0.26%
Net investment income (loss) (including Performance fees)	-1.66%	-2.11%	-0.88%	-1.47%	-0.97%

(a) The total return is calculated for each class taken as a whole based on the change in net asset value.  An individual member’s return may vary from these returns based on timing of capital transactions.

(b) The expense ratios do not include brokerage commissions.

(c) The ratios and total return are not annualized.

(d) Expenses are presented net inclusive of other income.

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

ASPECT FUTURES ACCESS LLC

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

The Fund considers all highly liquid investments, with a maturity of three months or less when acquired, to be cash equivalents classified as Level II within the fair value hierarchy discussed in Note 3. As of June 30, 2016, the Fund holds cash equivalents. Cash was held at a nationally recognized financial institution.

In the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of the Fund as of June 30, 2016 and December 31, 2015 and the results of its operations for the three and six month periods ended June 30, 2016 and 2015.  However, the operating results for the interim periods may not be indicative of the results for the full year.

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

2.              CONDENSED SCHEDULES OF INVESTMENTS

The Fund’s investments, defined as unrealized profit (loss) on open contracts on the Statements of Financial Condition, as of June 30, 2016 and December 31, 2015, are as follows:

June 30, 2016

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts/Notional*	Profit (Loss)	Members’ Capital	Contracts/Notional*	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	817	$305,644	0.25%	(437)	$402,326	0.33%	$707,970	0.58%	August 2016 - December 2016
Currencies - Futures	10	2,370	0.00%	(7)	16,060	0.01%	18,430	0.01%	September 2016
Currencies - Forwards*	166,569,669	(1,381,241)	-1.12%	(158,667,392)	2,904,210	2.35%	1,522,969	1.23%	September 2016
Energy	1	170	0.00%	(162)	5,723	0.00%	5,893	0.00%	July 2016 - September 2016
Interest rates	2,118	3,142,824	2.55%	(738)	(220,219)	-0.18%	2,922,605	2.37%	September 2016 - December 2018
Metals	290	647,834	0.53%	(204)	(753,892)	-0.61%	(106,058)	-0.08%	September 2016 - October 2016
Stock indices	448	244,114	0.20%	(128)	20,599	0.02%	264,713	0.22%	July 2016 - September 2016

Total		$2,961,715	2.41%		$2,374,807	1.92%	$5,336,522	4.33%

December 31, 2015

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts/Notional*	Profit (Loss)	Members’ Capital	Contracts/Notional*	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	403	$(133,462)	-0.11%	(1,101)	$289,457	0.23%	$155,995	0.12%	February 2016 - April 2016
Currencies - Futures	—	—	0.00%	(40)	23,762	0.02%	23,762	0.02%	March 2016
Currencies - Forwards*	138,229,375	(864,189)	-0.69%	(232,442,989)	1,781,235	1.42%	917,046	0.73%	March 2016
Energy	1	244	0.00%	(986)	93,771	0.08%	94,015	0.08%	January 2016 - December 2016
Interest rates	2,191	(1,188,422)	-0.95%	(1,058)	22,462	0.02%	(1,165,960)	-0.93%	March 2016 - June 2018
Metals	225	235,336	0.19%	(835)	(1,075,743)	-0.86%	(840,407)	-0.67%	February 2016 - April 2016
Stock indices	383	(19,308)	-0.02%	(311)	(79,316)	-0.06%	(98,624)	-0.08%	January 2016 - March 2016

Total		$(1,969,801)	-1.58%		$1,055,628	0.85%	$(914,173)	-0.73%

*Currencies — Forwards present notional amounts as converted to USD.

No individual contract’s unrealized profit or loss comprised greater than 5% of Members’ Capital as of June 30, 2016 and December 31, 2015. With respect to each commodity industry sector listed in the above chart, the net unrealized profit (loss) on open positions is the sum of the unrealized profits (losses) of long positions and short positions, netting unrealized losses against unrealized profits as applicable.  Net unrealized profit and loss provides a rough measure of the exposure of the Fund to the various sectors as of the date listed, although such exposure can change at any time.

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

Transfers of investments between different levels of the fair value hierarchy, if any, are recorded as of the beginning of the reporting period. There were no transfers to or from any level during the three or six month periods ended June 30, 2016 or the year ended December 31, 2015.

The Fund’s unrealized profit (loss) on open forwards and futures contracts, by the above fair value hierarchy levels, as of June 30, 2016 and December 31, 2015, are as follows:

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Assets
Futures	$5,466,853	$5,040,237	$426,616	$—
Forwards	4,973,725	—	4,973,725	—
	$10,440,578	$5,040,237	$5,400,341	$—

Liabilities
Futures	$1,653,300	$1,021,708	$631,592	$—
Forwards	3,450,756	—	3,450,756	—
	$5,104,056	$1,021,708	$4,082,348	$—

June 30, 2016	$5,336,522	$4,018,529	$1,317,993	$—

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Assets
Futures	$3,018,908	$2,689,613	$329,295	$—
Forwards	2,865,248	—	2,865,248	—
	$5,884,156	$2,689,613	$3,194,543	$—

Liabilities
Futures	$4,850,127	$3,703,780	$1,146,347	$—
Forwards	1,948,202	—	1,948,202	—
	$6,798,329	$3,703,780	$3,094,549	$—

December 31, 2015	$(914,173)	$(1,014,167)	$99,994	$—

The Fund’s volume of trading forwards and futures as of the six month period ended June 30, 2016 and year ended December 31, 2015 are representative of the activity throughout these periods.

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

The Fund maintains margin deposits and cash collateral with its futures and forwards brokers, respectively, based on the greater of exchange margin or amounts determined by the respective broker. At June 30, 2016 and December 31, 2015, the initial margin deposits (cash) are used to satisfy the margin requirements to establish the futures or forward contracts and are presented on the Statements of Financial Condition in Cash in the Equity in commodity trading accounts. The variation margin on open contracts is presented gross on the Statements of Financial Condition in Unrealized profit or loss on futures or forwards contracts, respectively. The Fund is subject to agreements which support the ability to settle net with its counterparties; however, the Fund has elected to present the related balances on the Statements of Financial Condition on a gross basis. The net of these amounts plus the restricted cash presented within the Cash in the Equity in commodity trading accounts on the Statements of Financial Condition represents the Fund’s net exposure.

The following table indicates the trading profits and losses before brokerage commissions, by commodity industry sector for each of the three and six month periods ended June 30, 2016 and 2015:

	For the three months ended	For the six months ended
	June 30, 2016	June 30, 2016
Commodity Industry	profit (loss)	profit (loss)
Sector	from trading, net	from trading, net

Agriculture	$1,386,360	$361,979
Currencies	(223,613)	(2,526,171)
Energy	(3,151,869)	(212,777)
Interest rates	2,838,660	7,891,606
Metals	(1,427,697)	(2,827,985)
Stock indices	(1,850,609)	(2,563,443)

Total, net	$(2,428,768)	$123,209

	For the three months ended	For the six months ended
	June 30, 2015	June 30, 2015
Commodity Industry	profit (loss)	profit (loss)
Sector	from trading, net	from trading, net

Agriculture	$(2,433,659)	$(728,202)
Currencies	(4,230,189)	(2,219,391)
Energy	(3,227,676)	(1,900,025)
Interest rates	(9,275,427)	(2,237,543)
Metals	(74,064)	522,294
Stock indices	(924,357)	2,070,287

Total, net	$(20,165,372)	$(4,492,580)

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

5.   RELATED PARTY TRANSACTIONS

MLAI owns 50 Class D Units which represent less than 1% of the Fund’s Net Asset Value as of June 30, 2016.

MLAI, the Fund and certain other FuturesAccess Funds, MLAI’s HedgeAccess® Program of  hedge funds and other BofA Corp. funds (each a “Serviced Fund” and collectively, the “Serviced Funds”) have entered into a transfer agency and investor services agreement with Financial Data Services, Inc. (the “Transfer Agent”), a wholly owned subsidiary of BofA Corp. and affiliate of MLAI.  The Transfer Agent provides registrar, distribution disbursing agent, transfer agent and certain other services related to the issuance, redemption, exchange and transfer of Units.  The fees charged by the Transfer Agent for its services were 0.02% per year of the aggregate net assets of the Serviced Funds. The fee is paid monthly in arrears.  The Transfer Agent also receives reimbursement for its out-of-pocket expenses and certain extraordinary expenses.  MLAI allocates the Transfer Agent fees to each of the Serviced Funds, including the Fund, on a monthly basis based on each Serviced Fund’s net assets. The Transfer Agent fee allocated to the Fund for the three month periods ended June 30, 2016 and 2015 amounted to $6,189 and $25,127, respectively.  The Transfer Agent fee allocated to the Fund for the six month periods ended June 30, 2016 and 2015 amounted to $12,719 and $32,838, respectively, of which $7,091 and $7,262 was payable to the Transfer Agent as of June 30, 2016 and December 31, 2015, respectively.

Brokerage commissions, interest, net and sponsor fees, as presented on the Statements of Operations, are all received from or paid to related parties. Equity in commodity trading accounts, including cash and Unrealized profit (loss), as presented on the Statements of Financial Condition are held with a related party.

6.   SUBSEQUENT EVENTS

Management has evaluated the impact of subsequent events on the Fund through the date the financial statements were issued and has determined that there were no subsequent events that require adjustments to, or disclosure in, the financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

PERIOD-END NET ASSET VALUE PER UNIT

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

PERIOD-END NET ASSET VALUE PER UNIT CLASS A

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.
2015	$1.7560	$1.8109	$1.7658	$1.8049	$1.8747	$1.8615	$1.8530	$1.6778	$1.6154	$1.6743	$1.6110	$1.5966
2016	$1.9322	$1.8827	$1.9169	$1.9244	$1.8487	$1.8465	$1.8417	$1.7634	$1.7552	$1.7282	$1.7548	$1.8024

PERIOD-END NET ASSET VALUE PER UNIT CLASS C

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.
2015	$1.5981	$1.6474	$1.6057	$1.6406	$1.7032	$1.6904	$1.6821	$1.5225	$1.4647	$1.5174	$1.4596	$1.4459
2016	$1.7403	$1.6947	$1.7248	$1.7308	$1.6620	$1.6594	$1.6548	$1.5837	$1.5757	$1.5508	$1.5740	$1.6160

PERIOD-END NET ASSET VALUE PER UNIT CLASS D

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.
2015	$2.0746	$2.1406	$2.0888	$2.1363	$2.2199	$2.2056	$2.1968	$1.9909	$1.9127	$1.9836	$1.9100	$1.8940
2016	$2.3107	$2.2529	$2.2952	$2.3056	$2.2163	$2.2150	$2.2108	$2.1181	$2.1096	$2.0785	$2.1118	$2.1704

PERIOD-END NET ASSET VALUE PER UNIT CLASS I

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.
2015	$1.8064	$1.8638	$1.8173	$1.8583	$1.9310	$1.9175	$1.9102	$1.7278	$1.6806	$1.7421	$1.6767	$1.6619
2016	$2.0155	$1.9641	$2.0002	$2.0084	$1.9297	$1.9278	$1.9229	$1.8415	$1.8333	$1.8054	$1.8335	$1.8836

PERIOD-END NET ASSET VALUE PER UNIT CLASS DS

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.
2015	$2.0586	$2.1243	$2.0726	$2.1197	$2.2023	$2.1880	$2.1793	n/a	n/a	n/a	n/a	n/a
2016	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a

PERIOD-END NET ASSET VALUE PER UNIT CLASS DT

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.
2015	$2.1872	$2.2617	$2.2036	$2.2572	$2.3518	$2.3356	$2.3268	$2.1083	$2.0345	$2.1097	$2.0318	$2.0146
2016	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a

PERIOD-END NET ASSET VALUE PER UNIT CLASS M

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.
2015	$1.1092	$1.1446	$1.1169	$1.1424	$1.1875	$1.1798	$1.1754	$1.0652	$1.0240	$1.0620	$1.0237	$1.0152
2016	$1.2366	$1.2056	$1.2283	$1.2340	$1.1870	$1.1868	$1.1835	$1.1339	$1.1293	$1.1127	$1.1305	$1.1619

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

For the six month period ended June 30, 2016 Fund capital decreased 1.22% from $124,871,836 to $123,346,573. This decrease was attributable to the net loss from operations of $2,495,016 coupled with the redemption of 4,098,065 redeemable Units resulting in an outflow of $6,627,912.  The cash outflow was offset with cash inflow of $7,597,665 due to subscriptions of 4,830,031 Units. Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent months.

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

Interest Rates and Income

BofA Corp.’s “Interest Earning Program”, which offers interest on cash balances subject to a negotiated schedule, will generally apply to Fund cash assets during any time they are maintained by the Sponsor with its affiliates.  The present interest rate under the Interest Earning Program on U.S. dollar cash balances is the daily effective federal funds rate less 20 basis points, recalculated and accrued daily, and subject to a floor of 0%, except for currencies designated by MLPF&S as “negative interest rate currencies”.  MLPF&S deposits certain of the Fund’s assets as margin or collateral with clearinghouses and/or depositories. As a result of the present low interest rate environment, clearinghouses and depositories charge MLPF&S fees to account for the negative interest rates on cash balances for certain currencies, which may change from time to time.  Accordingly, MLPF&S will charge the Fund a “negative interest rate fee” for any currencies designated by MLPF&S as a “negative interest rate currency”.

Income Taxes

Each investor is individually responsible for reporting income or loss based on such investor’s share of the Fund’s income and expenses as reported for income tax purposes.

The Fund follows the ASC guidance on accounting for uncertain tax positions. This guidance provides how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements.  This guidance also requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Fund’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority.  Tax positions with respect to tax at the Fund level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. A prospective investor should be aware that, among other things, income taxes could have a material adverse effect on the periodic calculations of the Net Asset Value of the Fund, including reducing the Net Asset Value of the Fund to reflect reserves for income taxes, such as foreign withholding taxes, that may be payable by the Fund. This could cause benefits or detriments to certain investors, depending upon the timing of their entry and exit from the Fund. MLAI has analyzed the Fund’s tax positions and has concluded that a provision for income tax of $517,000, generated by trading in Spain, is required in the Fund’s financial statements.  Such amount, which is included in Other Liabilities on the Statement of Financial Condition as of June 30, 2016, is net of a $647,420 reversal of tax exposure which is reflected within other income on the 2016 Statements of Operations.   The following is the major tax jurisdiction for the Fund and the earliest tax year subject to examination: United States — 2012.

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

January 1, 2016 to June 30, 2016

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

April 1, 2016 to June 30, 2016

The Fund experienced a net trading loss of $2,428,768 before brokerage commissions and related fees in the second quarter of 2016. The Fund’s profits were primarily attributable to the interest rates and agriculture sectors. The currency, metals, stock indices and energy sectors posted losses.

The interest rate sector posted profits to the Fund. Losses were posted to the Fund at the beginning of the second quarter. A global government bond sell-off led to losses from the Trading Program’s long positions. In

Europe, yields spiked after the European Central Bank left rates unchanged, Profits were posted to the Fund in the middle of the second quarter. Longer-maturity European fixed income yields continued to drift lower and thus rewarded the Trading Program’s long exposures. Profits were posted to the Fund at the end of the second quarter. The yield on the 10-year German bund fell into negative territory, while yields on UK and Japanese bonds also touched record lows which resulted in the Trading Program’s long bond positions among the best performers in June.

The agriculture sector posted profits to the Fund. Losses were posted to the Fund at the beginning of the second quarter as soy markets experienced a strong rally driven by poor weather in South America, making the Trading Program’s short position in soybean meal the worst overall performer. Profits were posted to the Fund in the middle of the second quarter. Some of the Trading Program’s most profitable positions were those capturing the continued rally in the price of soy related markets. Sugar and soy prices rallied in June resulting in profits posted to the Fund at the end of the second quarter.

The currency sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the second quarter. The Japanese yen rose sharply after the Bank of Japan left monetary policy unchanged, to the benefit of the Trading Program. The net short exposure to the British sterling suffered from sentiment swings regarding Brexit. Losses also came from the Trading Program’s net long exposure to the Australian dollar, as speculation of a rate cut increased. Losses were posted to the Fund in the middle of the quarter. The U.S. dollar appreciated against most of its major peers during May despite having weakened for most of the year. However, idiosyncratic events dominated the Trading Program’s losses in currencies wherein in Australia, rates were surprisingly cut (also impacting short fixed income positions) and in both Turkey and Brazil, political events led to rapid depreciations of the local currencies. Profits were posted to the Fund at the end of the second quarter. Gains from the currencies sector came from the Trading Program’s net long exposure to the Japanese yen, which rallied on safe-haven appeal. A weak U.S. jobs report at the start of June caused the U.S. dollar to fall, leading to losses from some long positions in the U.S. Dollar positions such as the long USD/CHF position. The Trading Program responded to this weakness by switching its net exposure to the U.S. dollar from long to short during the month.

The metals sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the second quarter due to the Trading Program’s short positions in industrial metals. Losses were posted to the Fund in the middle of the second quarter. The Trading Program incurred losses from long positions in silver and platinum. Losses were posted to the Fund at the end of the second quarter.

The stock indices sector posted losses to the Fund. Losses were posted to the Fund at the beginning through the middle of the second quarter. The Trading Program struggled to capture stock market trends, as markets were impacted by uncertainty surrounding global growth and U.S. monetary policy. Losses were posted to the Fund at the end of the second quarter. Stock markets were unsettled in June by the uncertainty surrounding the Brexit debate. While the Trading Program made losses from its small net long exposure to stock indices, some short stock index positions were profitable. Losses also came from the Trading Program’s short position in the VIX index, which surged following the Brexit result.

The energy sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the second quarter. Oil markets rebounded, with Brent crude experiencing gains boosted by a weak U.S. dollar and a decline in U.S. production. While the Trading Program responded by switching to a long position in Brent, losses came from short positions in other oil markets. Losses were posted to the Fund in the middle of the second quarter. Canadian wildfires and supply disruptions in Nigeria contributed to oil gains. The Trading Program’s net positions in the oils complex turned long towards the end of May, but still ended the month with small losses. Losses were posted to the Fund at the end of the second quarter. Natural gas rallied strongly on supply concerns in June, while the Trading Program’s positions in oils also incurred losses as prices oscillated.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Fund’s open positions by market category for the fiscal period. For the six month periods ended June 30, 2016 and 2015 the Fund’s average capitalization was $125,199,451 and $153,193,370, respectively.

June 30, 2016

	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Agriculture	$964,376	0.77%	$1,250,659	$786,143
Currencies	4,448,214	3.55%	5,335,631	3,235,409
Energy	240,893	0.19%	365,177	106,389
Interest Rates	2,069,351	1.65%	3,892,807	585,432
Metals	1,408,215	1.12%	2,272,813	497,285
Stock Indices	599,023	0.48%	1,182,567	16,723

Total	$9,730,072	7.76%	$14,299,654	$5,227,381

June 30, 2015

	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Agriculture	$4,321,135	3.07%	$5,649,057	$3,069,597
Currencies	1,729,011	1.23%	2,199,991	1,019,583
Energy	1,118,851	0.79%	1,695,659	867,890
Interest Rates	5,029,890	3.57%	6,388,899	2,973,637
Metals	1,235,083	0.88%	2,387,321	613,196
Stock Indices	1,248,286	0.89%	2,109,403	822,740

Total	$14,682,256	10.43%	$20,430,330	$9,366,643

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

The following were the primary trading risk exposures of the Fund as of December 31, 2015 by market sector. There have been no material changes at June 30, 2016.

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

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the primary non-trading risk exposures of the Fund as of December 31, 2015. There have been no material changes at June 30, 2016.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

MLAI’s Chief Executive Officer and Chief Financial Officer, on behalf of the Fund, have evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act) with respect to the Fund as of the end of the quarter which ended June 30, 2016, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting (in connection with Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act) occurred during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

The Fund’s sales of unregistered securities are as follows for each Class of Units:

CLASS A

	Subscription
	Amount	Units	NAV (1)
1/01/2016	$103,125	55,740	$1.8330
1/16/2016	117,800	60,435	1.9322
2/01/2016	103,950	54,722	1.8827
2/16/2016	705,775	364,968	1.9169
3/01/2016	98,050	50,510	1.9244
3/16/2016	—	—	1.8487
4/01/2016	783,000	420,222	1.8465
4/16/2016	—	—	1.8417
5/01/2016	90,280	50,980	1.7634
5/16/2016	113,725	64,518	1.7552
6/01/2016	9,850	5,675	1.7282
6/16/2016	—	—	1.7548
7/01/2016	29,625	16,368	1.8024

CLASS C

	Subscription
	Amount	Units	NAV (1)
1/01/2016	$460,000	275,928	$1.6517
1/16/2016	172,000	97,972	1.7403
2/01/2016	229,000	133,895	1.6947
2/16/2016	483,000	277,538	1.7248
3/01/2016	493,000	282,311	1.7308
3/16/2016	302,000	180,030	1.6620
4/01/2016	195,000	116,432	1.6594
4/16/2016	263,000	158,291	1.6548
5/01/2016	88,000	55,332	1.5837
5/16/2016	65,000	41,077	1.5757
6/01/2016	430,000	276,083	1.5508
6/16/2016	160,000	101,221	1.5740
7/01/2016	138,000	85,038	1.6160

CLASS D

	Subscription
	Amount	Units	NAV (1)
1/01/2016	$—	—	$2.1909
1/16/2016	—	—	2.3107
2/01/2016	—	—	2.2529
2/16/2016	—	—	2.2952
3/01/2016	—	—	2.3056
3/16/2016	—	—	2.2163
4/01/2016	—	—	2.2150
4/16/2016	—	—	2.2108
5/01/2016	—	—	2.1181
5/16/2016	—	—	2.1096
6/01/2016	—	—	2.0785
6/16/2016	—	—	2.1118
7/01/2016	—	—	2.1704

CLASS I

	Subscription
	Amount	Units	NAV (1)
1/01/2016	$50,000	25,912	$1.9115
1/16/2016	—	—	2.0155
2/01/2016	10,000	5,045	1.9641
2/16/2016	25,000	12,390	2.0002
3/01/2016	—	—	2.0084
3/16/2016	—	—	1.9297
4/01/2016	40,000	20,562	1.9278
4/16/2016	20,000	10,358	1.9229
5/01/2016	—	—	1.8415
5/16/2016	—	—	1.8333
6/01/2016	—	—	1.8054
6/16/2016	25,000	13,577	1.8335
7/01/2016	11,766	6,220	1.8836

CLASS M

	Subscription
	Amount	Units	NAV (1)
1/01/2016	$215,206	181,793	$1.1726
1/16/2016	78,726	63,087	1.2366
2/01/2016	110,000	90,394	1.2056
2/16/2016	119,000	95,999	1.2283
3/01/2016	785,000	630,421	1.2340
3/16/2016	368,177	307,481	1.1870
4/01/2016	76,000	63,508	1.1868
4/16/2016	30,000	25,244	1.1835
5/01/2016	—	—	1.1339
5/16/2016	25,000	22,042	1.1293
6/01/2016	130,001	116,319	1.1127
6/16/2016	25,000	22,019	1.1305
7/01/2016	411,958	353,066	1.1619

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

Item 6.          Exhibits

The following exhibits are filed herewith to this Quarterly Report on Form 10-Q:

31.01 and

31.02              Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01

and 31.02:    Are filed herewith.

32.01 and

32.02              Section 1350 Certifications

Exhibit 32.01

and 32.02      Are filed herewith.

Exhibit 101   Are filed herewith.

The following materials from the Fund’s quarterly Report on Form 10-Q for the three and six month periods ended June 30, 2016 formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Financial Condition (ii) Statements of Operations (iii) Statements of Changes in Members’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASPECT FUTURESACCESS LLC

	By:	MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(Manager)

Date: August 12, 2016	By:	/s/ NANCY FAHMY
Nancy Fahmy
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 12, 2016	By:	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial Officer)