Form 10-Q/A
period 2016-06-30
Aspect FuturesAccess LLC
filed 2016-09-16
CIK 1309132

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE REGARDING THIS FORM 10-Q/A

Aspect FuturesAccess LLC (the “Registrant”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016, originally filed with the Securities and Exchange Commission on August 12, 2016 (the “Original Form 10-Q”).  This Amendment pertains to correcting certain net asset value calculations at specified dates during the second quarter of 2016, which are set forth in Part I, Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) and Part II, Item 2 (Unregistered Sales of Equity Securities and Use of Proceeds).

Except as described above, this Amendment No. 1 does not amend any other information set forth in the Original Form 10-Q and the Registrant has not updated disclosures included therein to reflect any events that occurred subsequent to June 30, 2016.

PART I — FINANCIAL INFORMATION

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

PERIOD-END NET ASSET VALUE PER UNIT CLASS A

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	June 15th	Jun.
2015	$1.7560	$1.8109	$1.7658	$1.8049	$1.8747	$1.8615	$1.8530	$1.6778	$1.6154	$1.6743	$1.6110	$1.5966
2016	$1.9322	$1.8827	$1.9169	$1.9244	$1.8487	$1.8465	$1.8329	$1.7545	$1.7463	$1.7194	$1.7459	$1.8024

PERIOD-END NET ASSET VALUE PER UNIT CLASS C

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	June 15th	Jun.
2015	$1.5981	$1.6474	$1.6057	$1.6406	$1.7032	$1.6904	$1.6821	$1.5225	$1.4647	$1.5174	$1.4596	$1.4459
2016	$1.7403	$1.6947	$1.7248	$1.7308	$1.6620	$1.6594	$1.6460	$1.5750	$1.5670	$1.5420	$1.5652	$1.6160

PERIOD-END NET ASSET VALUE PER UNIT CLASS D

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	June 15th	Jun.
2015	$2.0746	$2.1406	$2.0888	$2.1363	$2.2199	$2.2056	$2.1968	$1.9909	$1.9127	$1.9836	$1.9100	$1.8940
2016	$2.3107	$2.2529	$2.2952	$2.3056	$2.2163	$2.2150	$2.1995	$2.1069	$2.0983	$2.0672	$2.1005	$2.1704

PERIOD-END NET ASSET VALUE PER UNIT CLASS I

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	June 15th	Jun.
2015	$1.8064	$1.8638	$1.8173	$1.8583	$1.9310	$1.9175	$1.9102	$1.7278	$1.6806	$1.7421	$1.6767	$1.6619
2016	$2.0155	$1.9641	$2.0002	$2.0084	$1.9297	$1.9278	$1.9137	$1.8324	$1.8241	$1.7962	$1.8243	$1.8836

PERIOD-END NET ASSET VALUE PER UNIT CLASS DS

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	June 15th	Jun.
2015	$2.0586	$2.1243	$2.0726	$2.1197	$2.2023	$2.1880	$2.1793	n/a	n/a	n/a	n/a	n/a
2016	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a

PERIOD-END NET ASSET VALUE PER UNIT CLASS DT

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	June 15th	Jun.
2015	$2.1872	$2.2617	$2.2036	$2.2572	$2.3518	$2.3356	$2.3268	$2.1083	$2.0345	$2.1097	$2.0318	$2.0146
2016	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a

PERIOD-END NET ASSET VALUE PER UNIT CLASS M

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	June 15th	Jun.
2015	$1.1092	$1.1446	$1.1169	$1.1424	$1.1875	$1.1798	$1.1754	$1.0652	$1.0240	$1.0620	$1.0237	$1.0152
2016	$1.2366	$1.2056	$1.2283	$1.2340	$1.1870	$1.1868	$1.1785	$1.1289	$1.1243	$1.1077	$1.1255	$1.1619

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

PART II - OTHER INFORMATION

Item 2.                               Unregistered Sales of Equity Securities and Use of Proceeds

(a)  Units are privately offered and sold to “accredited investors” (as defined in Rule 501(a) under the Securities Act) in reliance on the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 thereunder.  The selling agent of the Units is MLPF&S.

The Fund’s sales of unregistered securities are as follows for each Class of Units:

CLASS A

	Subscription
	Amount	Units	NAV(1)
1/01/2016	$103,125	55,740	$1.8330
1/16/2016	117,800	60,435	1.9322
2101/2016	103,950	54,722	1.8827
2/16/2016	705,775	364,968	1.9169
3/01/2016	98,050	50,510	1.9244
3/16/2016	—	—	1.8487
4/01/2016	783,000	420,222	1.8465
4/16/2016	—	—	1.8329
5/01/2016	90,280	50,980	1.7545
5/16/2016	113,725	64,518	1.7463
6/01/2016	9,850	5,675	1.7194
6/16/2016	—	—	1.7459
7/01/2016	29,625	16,368	1.8024

CLASS C

	Subscription
	Amount	Units	NAV(1)
1/01/2016	$460,000	275,928	$1.6517
1/16/2016	172,000	97,972	1.7403
2/01/2016	229,000	133,895	1.6947
2/16/2016	483,000	277,538	1.7248
3/01/2016	493,000	282,311	1.7308
3/16/2016	302,000	180,030	1.6620
4/01/2016	195,000	116,432	1.6594
4/16/2016	263,000	158,291	1.6460
5/01/2016	88,000	55,332	1.5750
5/16/2016	65,000	41,077	1.5670
6/01/2016	430,000	276,083	1.5420
6/16/2016	160,000	101,221	1.5652
7/01/2016	138,000	85,038	1.6160

CLASS D

	Subscription
	Amount	Units	NAV(1)
1/01/2016	$—	—	$2.1909
1/16/2016	—	—	2.3107
2/01/2016	—	—	2.2529
2/16,2016	—	—	2.2952
3/01 2016	—	—	2.3056
3/16/2016	—	—	2.2163
4/01/2016	—	—	2.2150
4/16/2016	—	—	2.1995
5/01/2016	—	—	2.1069
5/16/2016	—	—	2.0983
6/01/2016	—	—	2.0672
6/16/2016	—	—	2.1005
7/01/2016	—	—	2.1704

CLASS I

	Subscription
	Amount	Units	NAV(1)
1/01/2016	$50,000	25,912	$1.9115
1/16/2016	—	—	2.0155
2/01/2016	10,000	5,045	1.9641
2/16/2016	25,000	12,390	2.0002
3/01/2016	—	—	2.0084
3/16/2016	—	—	1.9297
4/01/2016	40,000	20,562	1.9278
4/16/2016	20,000	10,358	1.9137
5/01/2016	—	—	1.8324
5/16/2016	—	—	1.8241
6/01/2016	—	—	1.7962
6/16/2016	25,000	13,577	1.8243
7/01/2016	11,766	6,220	1.8836

CLASS M

	Subscription
	Amount	Units	NAV(1)
1/01/2016	$215,206	181,793	$1.1726
1/16/2016	78,726	63,087	1.2366
2/01/2016	110,000	90,394	1.2056
2/16/2016	119,000	95,999	1.2283
3/01/2016	785,000	630,421	1.2340
3/16/2016	368,177	307,481	1.1870
4/01/2016	76,000	63,508	1.1868
4/16/2016	30,000	25,244	1.1785
5/01/2016	—	—	1.1289
5/16/2016	25,000	22,042	1.1243
6/01/2016	130,001	116,319	1.1077
6/16/2016	25,000	22,019	1.1255
7/01/2016	411,958	353,066	1.1619

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

(b)  Not applicable.

(c)  Not applicable.

Item 6.                               Exhibits

The following exhibits are filed herewith to this Form 10-Q/A:

Exhibit No.	Description

31.01 and 31.02:	Rule 13a-14(a)/15d-14(a) Certifications.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASPECT FUTURESACCESS LLC

	By:	MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(Manager)

Date: September 16, 2016	By:	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial Officer)