Form 10-Q
period 2016-09-30
Aspect FuturesAccess LLC
filed 2016-11-14
CIK 1309132

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of September 30, 2016, 75,046,653 units of limited liability company interest were outstanding.

ASPECT FUTURESACCESS LLC

QUARTERLY REPORT FOR SEPTEMBER 30, 2016 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

ASPECT FUTURESACCESS LLC

(A Delaware Limited Liability Company)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	September 30,	December 31,
	2016	2015
ASSETS:
Equity in commodity trading accounts:
Cash (including restricted cash of $20,187,453 for 2016 and $22,606,519 for 2015)	$117,594,755	$139,140,656
Unrealized profit on open futures contracts	3,281,058	3,018,908
Unrealized profit on open forwards contracts	1,582,740	2,865,248
Cash and cash equivalents	505,920	524,919
Other assets	15,662	7,354

TOTAL ASSETS	$122,980,135	$145,557,085

LIABILITIES AND MEMBERS’ CAPITAL:
LIABILITIES:

Brokerage commissions payable	$24,828	$19,424
Sponsor and Advisory fees payable	387,812	540,513
Redemptions payable	382,343	11,882,490
Unrealized loss on open futures contracts	2,283,014	4,850,127
Unrealized loss on open forwards contracts	649,372	1,948,202
Other liabilities	696,148	1,444,493

Total liabilities	4,423,517	20,685,249

MEMBERS’ CAPITAL:
Members’ Capital (75,046,653 Units and 75,412,083 Units outstanding; unlimited Units authorized)	118,556,618	124,871,836
Total Members’ Capital	118,556,618	124,871,836

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$122,980,135	$145,557,085

NET ASSET VALUE PER UNIT:

Class A	$1.7636	$1.8330
Class C	$1.5772	$1.6517
Class D	$2.1320	$2.1909
Class I	$1.8451	$1.9115
Class M	$1.1416	$1.1726

See notes to financial statements.

ASPECT FUTURESACCESS LLC

(A Delaware Limited Liability Company)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	September 30,	September 30,	September 30,	September 30,
	2016	2015	2016	2015
TRADING PROFIT (LOSS):

Realized, net	$2,040,758	$13,777,894	$(4,086,728)	$21,014,122
Change in unrealized, net	(3,405,110)	3,050,849	2,845,585	(8,677,959)
Brokerage commissions	(96,525)	(101,600)	(322,670)	(349,025)

Total trading profit (loss), net	(1,460,877)	16,727,143	(1,563,813)	11,987,138

INVESTMENT INCOME (EXPENSE):
Interest, net	57,588	(685)	158,413	(288)
Other income	—	—	647,420	—
Total investment income (expense)	57,588	(685)	805,833	(288)

EXPENSES:
Management fee	607,422	656,101	1,883,724	2,075,519
Sponsor fee	593,168	606,151	1,850,884	1,779,770
Performance fee	—	—	330,158	2,862,990
Other	168,295	177,255	444,444	522,993
Total expenses	1,368,885	1,439,507	4,509,210	7,241,272

NET INVESTMENT INCOME (LOSS)	(1,311,297)	(1,440,192)	(3,703,377)	(7,241,560)

NET INCOME (LOSS)	$(2,772,174)	$15,286,951	$(5,267,190)	$4,745,578

NET INCOME (LOSS) PER UNIT:

Weighted average number of Units outstanding
Class A	14,200,292	13,444,100	14,186,336	12,865,998
Class C	49,261,931	51,262,497	50,102,053	50,378,623
Class D	2,170,371	3,005,210	2,170,371	2,656,657
Class I	1,261,196	1,226,316	1,240,020	1,227,322
Class DS*	—	—	—	11,455,528
Class DT**	—	5,150,361	—	5,241,290
Class M	9,004,926	7,541,857	8,509,630	6,600,598

Net income (loss) per weighted average Unit
Class A	$(0.0381)	$0.2007	$(0.0711)	$0.0744
Class C	$(0.0386)	$0.1795	$(0.0743)	$0.0495
Class D	$(0.0385)	$0.2490	$(0.0589)	$0.1407
Class I	$(0.0385)	$0.2150	$(0.0690)	$0.0867
Class DS*	$—	$—	$—	$(0.0266)
Class DT**	$—	$0.2701	$—	$0.1382
Class M	$(0.0219)	$0.1303	$(0.0382)	$0.0595

*Units fully redeemed as of April 30, 2015.

**Units fully redeemed as of December 31, 2015.

See notes to financial statements.

ASPECT FUTURESACCESS LLC

(A Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(unaudited) (in Units)

	Members’ Units December 31, 2014	Subscriptions	Redemptions	Members’ Units September 30, 2015	Members’ Units December 31, 2015	Subscriptions	Redemptions	Members’ Units September 30, 2016

Class A	12,349,527	1,836,309	(688,513)	13,497,323	13,784,327	1,182,248	(1,076,144)	13,890,431
Class C	49,129,741	4,799,024	(2,846,979)	51,081,786	50,633,610	2,232,076	(4,184,470)	48,681,216
Class D	2,482,365	522,844	—	3,005,209	2,170,371	—	—	2,170,371
Class I	1,207,316	58,000	(59,008)	1,206,308	1,177,582	94,065	(10,451)	1,261,196
Class DS*	11,804,527	73,442	(11,877,969)	—	—	—	—	—
Class DT**	5,440,620	1,026,778	(1,179,674)	5,287,724	—	—	—	—
Class M	5,538,484	2,240,914	(106,650)	7,672,748	7,646,193	2,465,214	(1,067,968)	9,043,439

Total Members’ Units	87,952,580	10,557,311	(16,758,793)	81,751,098	75,412,083	5,973,603	(6,339,033)	75,046,653

*Units fully redeemed as of April 30, 2015.

**Units fully redeemed as of December 31, 2015.

See notes to financial statements.

ASPECT FUTURESACCESS LLC

(A Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(unaudited)

	Members’ Capital December 31, 2014	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital September 30, 2015	Members’ Capital December 31, 2015	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital September 30, 2016

Class A	$21,386,741	$3,164,851	$(1,207,077)	$957,697	$24,302,212	$25,267,334	$2,224,230	$(1,986,982)	$(1,007,960)	$24,496,622
Class C	77,465,333	7,636,518	(4,546,580)	2,495,288	83,050,559	83,632,250	3,723,000	(6,852,067)	(3,721,142)	76,782,041
Class D	5,075,852	1,000,100	—	373,921	6,449,873	4,755,051	—	—	(127,914)	4,627,137
Class I	2,150,219	112,000	(107,225)	106,371	2,261,365	2,250,929	181,766	(20,125)	(85,504)	2,327,066
Class DS*	23,951,811	161,403	(23,808,292)	(304,922)	—	—	—	—	—	—
Class DT**	11,715,686	2,270,636	(2,636,138)	724,603	12,074,787	—	—	—	—	—
Class M	6,055,077	2,485,000	(116,285)	392,620	8,816,412	8,966,272	2,950,172	(1,268,022)	(324,670)	10,323,752

Total Members’ Capital	$147,800,719	$16,830,508	$(32,421,597)	$4,745,578	$136,955,208	$124,871,836	$9,079,168	$(10,127,196)	$(5,267,190)	$118,556,618

*Units fully redeemed as of April 30, 2015.

**Units fully redeemed as of December 31, 2015.

See notes to financial statements.

ASPECT FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2016 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class M
Per Unit Operating Performance:

Net asset value, beginning of period	$1.8024	$1.6160	$2.1704	$1.8836	$1.1619

Net realized and net change in unrealized trading profit (loss)	(0.0199)	(0.0179)	(0.0240)	(0.0208)	(0.0129)
Brokerage commissions	(0.0014)	(0.0013)	(0.0017)	(0.0015)	(0.0009)
Interest income, net	0.0008	0.0008	0.0010	0.0009	0.0005
Expenses	(0.0183)	(0.0204)	(0.0137)	(0.0171)	(0.0070)

Net asset value, end of period	$1.7636	$1.5772	$2.1320	$1.8451	$1.1416

Total Return: (a) (c)

Total return before Performance fees	-2.15%	-2.40%	-1.77%	-2.04%	-1.75%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%
Total return after Performance fees	-2.15%	-2.40%	-1.77%	-2.04%	-1.75%

Ratios to Average Members’ Capital: (c)

Expenses (excluding Performance fees) (b)	1.02%	1.27%	0.64%	0.89%	0.64%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%
Expenses (including Performance fees)	1.02%	1.27%	0.64%	0.89%	0.64%

Net investment income (loss) (excluding Performance fees)	-0.97%	-1.22%	-0.59%	-0.87%	-0.59%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%
Net investment income (loss) (including Performance fees)	-0.97%	-1.22%	-0.59%	-0.87%	-0.59%

(a) The total return is calculated for each class taken as a whole based on the change in net asset value.  An individual member’s return may vary from these returns based on timing of capital transactions.

(b) The expense ratios do not include brokerage commissions.

(c) The ratios and total return are not annualized.

See notes to financial statements.

ASPECT FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class M
Per Unit Operating Performance:

Net asset value, beginning of period	$1.8330	$1.6517	$2.1909	$1.9115	$1.1726

Net realized and net change in unrealized trading profit (loss)	(0.0170)	(0.0151)	(0.0207)	(0.0178)	(0.0111)
Brokerage commissions	(0.0047)	(0.0042)	(0.0057)	(0.0049)	(0.0030)
Interest income, net	0.0023	0.0021	0.0028	0.0024	0.0015
Expenses (d)	(0.0500)	(0.0573)	(0.0353)	(0.0461)	(0.0184)

Net asset value, end of period	$1.7636	$1.5772	$2.1320	$1.8451	$1.1416

Total Return: (a) (c)

Total return before Performance fees	-3.52%	-4.24%	-2.42%	-3.20%	-2.37%
Performance fees	-0.27%	-0.27%	-0.27%	-0.27%	-0.27%
Total return after Performance fees	-3.79%	-4.51%	-2.69%	-3.47%	-2.64%

Ratios to Average Members’ Capital: (c)

Expenses (excluding Performance fees) (b)	2.99%	3.74%	1.87%	2.69%	1.87%
Performance fees	0.26%	0.26%	0.26%	0.26%	0.26%
Expenses (including Performance fees)	3.25%	4.00%	2.13%	2.95%	2.13%

Net investment income (loss) (excluding Performance fees)	-2.36%	-3.06%	-1.21%	-2.08%	-1.30%
Performance fees	-0.26%	-0.26%	-0.26%	-0.26%	-0.26%
Net investment income (loss) (including Performance fees)	-2.62%	-3.32%	-1.47%	-2.34%	-1.56%

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

Ratios to Average Members’ Capital: (d)

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

Ratios to Average Members’ Capital: (c)

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

The Fund considers all highly liquid investments, with a maturity of three months or less when acquired, to be cash equivalents classified as Level II within the fair value hierarchy discussed in Note 3. As of September 30, 2016, the Fund holds cash equivalents. Cash was held at a nationally recognized financial institution.

In the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of the Fund as of September 30, 2016 and December 31, 2015 and the results of its operations for the three and nine month periods ended September 30, 2016 and 2015.  However, the operating results for the interim periods may not be indicative of the results for the full year.

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

2.              CONDENSED SCHEDULES OF INVESTMENTS

The Fund’s investments, defined as unrealized profit (loss) on open contracts on the Statements of Financial Condition, as of September 30, 2016 and December 31, 2015, are as follows:

September 30, 2016

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts/Notional*	Profit (Loss)	Members’ Capital	Contracts/Notional*	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	618	$634,332	0.54%	(745)	$541,901	0.46%	$1,176,233	1.00%	November 2016 - February 2017
Currencies - Futures	16	5,624	0.00%	(6)	1,584	0.00%	7,208	0.00%	December 2016
Currencies - Forwards*	147,730,659	1,009,937	0.85%	(113,240,836)	(76,569)	-0.06%	933,368	0.79%	December 2016
Energy	20	59,535	0.05%	(108)	(374,369)	-0.32%	(314,834)	-0.27%	October 2016 - December 2016
Interest rates	2,349	262,192	0.22%	(894)	(112,289)	-0.09%	149,903	0.13%	December 2016 - March 2019
Metals	287	607,669	0.51%	(192)	(527,402)	-0.44%	80,267	0.07%	December 2016 - January 2017
Stock indices	1,103	(203,904)	-0.17%	(249)	103,171	0.09%	(100,733)	-0.08%	October 2016 - December 2016

Total		$2,375,385	2.00%		$(443,973)	-0.36%	$1,931,412	1.64%

December 31, 2015

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts/Notional*	Profit (Loss)	Members’ Capital	Contracts/Notional*	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	403	$(133,462)	-0.11%	(1,101)	$289,457	0.23%	$155,995	0.12%	February 2016 - April 2016
Currencies - Futures	—	—	0.00%	(40)	23,762	0.02%	23,762	0.02%	March 2016
Currencies - Forwards*	138,229,375	(864,189)	-0.69%	(232,442,989)	1,781,235	1.42%	917,046	0.73%	March 2016
Energy	1	244	0.00%	(986)	93,771	0.08%	94,015	0.08%	January 2016 - December 2016
Interest rates	2,191	(1,188,422)	-0.95%	(1,058)	22,462	0.02%	(1,165,960)	-0.93%	March 2016 - June 2018
Metals	225	235,336	0.19%	(835)	(1,075,743)	-0.86%	(840,407)	-0.67%	February 2016 - April 2016
Stock indices	383	(19,308)	-0.02%	(311)	(79,316)	-0.06%	(98,624)	-0.08%	January 2016 - March 2016

Total		$(1,969,801)	-1.58%		$1,055,628	0.85%	$(914,173)	-0.73%

*Currencies — Forwards present notional amounts as converted to USD.

No individual contract’s unrealized profit or loss comprised greater than 5% of Members’ Capital as of September 30, 2016 and December 31, 2015. With respect to each commodity industry sector listed in the above chart, the net unrealized profit (loss) on open positions is the sum of the unrealized profits (losses) of long positions and short positions, netting unrealized losses against unrealized profits as applicable.  Net unrealized profit and loss provides a rough measure of the exposure of the Fund to the various sectors as of the date listed, although such exposure can change at any time.

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

Transfers of investments between different levels of the fair value hierarchy, if any, are recorded as of the beginning of the reporting period. There were no transfers to or from any level during the three or nine month periods ended September 30, 2016 or the year ended December 31, 2015.

The Fund’s unrealized profit (loss) on open forwards and futures contracts, by the above fair value hierarchy levels, as of September 30, 2016 and December 31, 2015, are as follows:

Net unrealized profit (loss) on open contracts	Total	Level I	Level II	Level III
Assets
Futures	$3,281,058	$2,757,059	$523,999	$—
Forwards	1,582,740	—	1,582,740	—
	$4,863,798	$2,757,059	$2,106,739	$—

Liabilities
Futures	$2,283,014	$1,759,590	$523,424	$—
Forwards	649,372	—	649,372	—
	$2,932,386	$1,759,590	$1,172,796	$—

September 30, 2016	$1,931,412	$997,469	$933,943	$—

Net unrealized profit (loss) on open contracts	Total	Level I	Level II	Level III
Assets
Futures	$3,018,908	$2,689,613	$329,295	$—
Forwards	2,865,248	—	2,865,248	—
	$5,884,156	$2,689,613	$3,194,543	$—

Liabilities
Futures	$4,850,127	$3,703,780	$1,146,347	$—
Forwards	1,948,202	—	1,948,202	—
	$6,798,329	$3,703,780	$3,094,549	$—

December 31, 2015	$(914,173)	$(1,014,167)	$99,994	$—

The Fund’s volume of trading forwards and futures as of the nine month period ended September 30, 2016 and year ended December 31, 2015 are representative of the activity throughout these periods.

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

The Fund maintains margin deposits and cash collateral with its futures and forwards brokers, respectively, based on the greater of exchange margin or amounts determined by the respective broker. At September 30, 2016 and December 31, 2015, the initial margin deposits (cash) are used to satisfy the margin requirements to establish the futures or forward contracts and are presented on the Statements of Financial Condition in Cash in the Equity in commodity trading accounts. The variation margin on open contracts is presented gross on the Statements of Financial Condition in Unrealized profit or loss on futures or forwards contracts, respectively. The Fund is subject to agreements which support the ability to settle net with its counterparties; however, the Fund has elected to present the related balances on the Statements of Financial Condition on a gross basis. The net of these amounts plus the restricted cash presented within the Cash in the Equity in commodity trading accounts on the Statements of Financial Condition represents the Fund’s net exposure.

The following table indicates the trading profits and losses before brokerage commissions, by commodity industry sector for each of the three and nine month periods ended September 30, 2016 and 2015:

	For the three months ended	For the nine months ended
	September 30, 2016	September 30, 2016
Commodity Industry	profit (loss)	profit (loss)
Sector	from trading, net	from trading, net

Agriculture	$(363,509)	$(1,530)
Currencies	(228,995)	(2,755,166)
Energy	(984,339)	(1,197,116)
Interest rates	(1,077,937)	6,813,669
Metals	91,843	(2,736,142)
Stock indices	1,198,585	(1,364,858)

Total, net	$(1,364,352)	$(1,241,143)

	For the three months ended	For the nine months ended
	September 30, 2015	September 30, 2015
Commodity Industry	profit (loss)	profit (loss)
Sector	from trading, net	from trading, net

Agriculture	$504,420	$(223,781)
Currencies	1,905,411	(313,980)
Energy	6,900,763	5,000,737
Interest rates	4,307,943	2,070,400
Metals	4,089,870	4,612,164
Stock indices	(879,664)	1,190,623

Total, net	$16,828,743	$12,336,163

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

5.    RELATED PARTY TRANSACTIONS

MLAI owns 50 Class D Units which represent less than 1% of the Fund’s Net Asset Value as of September 30, 2016.

MLAI, the Fund and certain other FuturesAccess Funds, MLAI’s HedgeAccess® Program of  hedge funds and other BofA Corp. funds (each a “Serviced Fund” and collectively, the “Serviced Funds”) have entered into a transfer agency and investor services agreement with Financial Data Services, Inc. (the “Transfer Agent”), a wholly owned subsidiary of BofA Corp. and affiliate of MLAI.  The Transfer Agent provides registrar, distribution disbursing agent, transfer agent and certain other services related to the issuance, redemption, exchange and transfer of Units.  The fees charged by the Transfer Agent for its services were 0.02% per year of the aggregate net assets of the Serviced Funds. The fee is paid monthly in arrears.  The Transfer Agent also receives reimbursement for its out-of-pocket expenses and certain extraordinary expenses.  MLAI allocates the Transfer Agent fees to each of the Serviced Funds, including the Fund, on a monthly basis based on each Serviced Fund’s net assets. The Transfer Agent fee allocated to the Fund for the three month periods ended September 30, 2016 and 2015 amounted to $5,089 and $15,156, respectively.  The Transfer Agent fee allocated to the Fund for the nine month periods ended September 30, 2016 and 2015 amounted to $17,809 and $47,994, respectively, of which $6,122 and $7,262 was payable to the Transfer Agent as of September 30, 2016 and December 31, 2015, respectively.

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

PERIOD-END NET ASSET VALUE PER UNIT CLASS A

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.	Jul. 15th	Jul.	Aug. 15th	Aug.	Sep. 15th	Sep.
2015	$1.7560	$1.8109	$1.7658	$1.8049	$1.8747	$1.8615	$1.8530	$1.6778	$1.6154	$1.6743	$1.6110	$1.5966	$1.6636	$1.7499	$1.7655	$1.7439	$1.7580	$1.8005
2016	$1.9322	$1.8827	$1.9169	$1.9244	$1.8487	$1.8465	$1.8329	$1.7545	$1.7463	$1.7194	$1.7459	$1.8024	$1.7918	$1.8132	$1.8113	$1.7594	$1.7061	$1.7636

PERIOD-END NET ASSET VALUE PER UNIT CLASS C

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.	Jul. 15th	Jul.	Aug. 15th	Aug.	Sep. 15th	Sep.
2015	$1.5981	$1.6474	$1.6057	$1.6406	$1.7032	$1.6904	$1.6821	$1.5225	$1.4647	$1.5174	$1.4596	$1.4459	$1.5060	$1.5829	$1.5963	$1.5760	$1.5880	$1.6258
2016	$1.7403	$1.6947	$1.7248	$1.7308	$1.6620	$1.6594	$1.6460	$1.5750	$1.5670	$1.5420	$1.5652	$1.6160	$1.6057	$1.6242	$1.6219	$1.5748	$1.5264	$1.5772

PERIOD-END NET ASSET VALUE PER UNIT CLASS D

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.	Jul. 15th	Jul.	Aug. 15th	Aug.	Sep. 15th	Sep.
2015	$2.0746	$2.1406	$2.0888	$2.1363	$2.2199	$2.2056	$2.1968	$1.9909	$1.9127	$1.9836	$1.9100	$1.8940	$1.9779	$2.0809	$2.1006	$2.0761	$2.0942	$2.1462
2016	$2.3107	$2.2529	$2.2952	$2.3056	$2.2163	$2.2150	$2.1995	$2.1069	$2.0983	$2.0672	$2.1005	$2.1704	$2.1590	$2.1862	$2.1854	$2.1242	$2.0611	$2.1320

PERIOD-END NET ASSET VALUE PER UNIT CLASS I

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.	Jul. 15th	Jul.	Aug. 15th	Aug.	Sep. 15th	Sep.
2015	$1.8064	$1.8638	$1.8173	$1.8583	$1.9310	$1.9175	$1.9102	$1.7278	$1.6806	$1.7421	$1.6767	$1.6619	$1.7318	$1.8213	$1.8373	$1.8150	$1.8299	$1.8746
2016	$2.0155	$1.9641	$2.0002	$2.0084	$1.9297	$1.9278	$1.9137	$1.8324	$1.8241	$1.7962	$1.8243	$1.8836	$1.8728	$1.8955	$1.8940	$1.8401	$1.7846	$1.8451

PERIOD-END NET ASSET VALUE PER UNIT CLASS DS

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.	Jul. 15th	Jul.	Aug. 15th	Aug.	Sep. 15th	Sep.
2015	$2.0586	$2.1243	$2.0726	$2.1197	$2.2023	$2.1880	$2.1793	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a
2016	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a

PERIOD-END NET ASSET VALUE PER UNIT CLASS DT

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.	Jul. 15th	Jul.	Aug. 15th	Aug.	Sep. 15th	Sep.
2015	$2.1872	$2.2617	$2.2036	$2.2572	$2.3518	$2.3356	$2.3268	$2.1083	$2.0345	$2.1097	$2.0318	$2.0146	$2.1008	$2.2099	$2.2314	$2.2058	$2.2289	$2.2836
2016	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a

PERIOD-END NET ASSET VALUE PER UNIT CLASS M

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.	Jul. 15th	Jul.	Aug. 15th	Aug.	Sep. 15th	Sep.
2015	$1.1092	$1.1446	$1.1169	$1.1424	$1.1875	$1.1798	$1.1754	$1.0652	$1.0240	$1.0620	$1.0237	$1.0152	$1.0585	$1.1136	$1.1246	$1.1115	$1.1212	$1.1491
2016	$1.2366	$1.2056	$1.2283	$1.2340	$1.1870	$1.1868	$1.1785	$1.1289	$1.1243	$1.1077	$1.1255	$1.1619	$1.1559	$1.1704	$1.1701	$1.1375	$1.1037	$1.1416

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

For the nine month period ended September 30, 2016, Fund capital decreased 5.06% from $124,871,836 to $118,556,618. This decrease was attributable to the net loss from operations of $5,267,190 coupled with the redemption of 6,339,033 redeemable Units resulting in an outflow of $10,127,196.  The cash outflow was offset with cash inflow of $9,079,168 due to subscriptions of 5,973,603 Units. Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent months.

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

Interest Rates and Income

BofA Corp.’s “Interest Earning Program”, which offers interest on cash balances subject to a negotiated schedule, will generally apply to Fund cash assets during any time they are maintained by MLAI with its affiliates.  The present interest rate under the Interest Earning Program on U.S. dollar cash balances is the daily effective federal funds rate less 20 basis points, recalculated and accrued daily, and subject to a floor of 0%, except for currencies designated by MLPF&S as “negative interest rate currencies”.  MLPF&S deposits certain of the Fund’s assets as margin or collateral with clearinghouses and/or depositories. As a result of the present low interest rate environment, these clearinghouses and depositories charge MLPF&S fees to account for the negative interest rates on cash balances for certain currencies, which may change from time to time.  Accordingly, MLPF&S charges the Fund a “negative interest rate fee” for any currencies designated by MLPF&S as a “negative interest rate currency”.

Income Taxes

Each investor is individually responsible for reporting income or loss based on such investor’s share of the Fund’s income and expenses as reported for income tax purposes.

The Fund follows the ASC guidance on accounting for uncertain tax positions. This guidance provides how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements.  This guidance also requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Fund’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority.  Tax positions with respect to tax at the Fund level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. A prospective investor should be aware that, among other things, income taxes could have a material adverse effect on the periodic calculations of the Net Asset Value of the Fund, including reducing the Net Asset Value of the Fund to reflect reserves for income taxes, such as foreign withholding taxes, that may be payable by the Fund. This could cause benefits or detriments to certain investors, depending upon the timing of their entry and exit from the Fund. MLAI has analyzed the Fund’s tax positions and has concluded that a provision for income tax of $517,000, generated by trading in Spain, is required in the Fund’s financial statements.  Such amount, which is included in Other Liabilities on the Statement of Financial Condition as of September 30, 2016, is net of a $647,420 reversal of tax exposure which is reflected within other income on the 2016 Statements of Operations.   The following is the major tax jurisdiction for the Fund and the earliest tax year subject to examination: United States — 2012.

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

January 1, 2016 to September 30, 2016

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

July 1, 2016 to September 30, 2016

The Fund experienced a net trading loss of $1,364,352 before brokerage commissions and related fees in the third quarter of 2016. The Fund’s profits were primarily attributable to the stock indices and metals sectors. The agriculture, energy, interest rates and currency sectors posted losses.

The stock indices sector posted profits to the Fund. Profits were posted to the Fund at the beginning of the third quarter due to the Trading Program’s long positions in Asian emerging markets and in the U.S. The Trading Program’s long positions in emerging market stock indices resulted in profits posted to the Fund in the middle of the quarter. Losses were posted to the Fund at the end of the quarter. Global stocks declined after the European Central Bank’s decision to keep monetary policy unchanged.

The metals sector posted profits to the Fund. Profits were posted to the Fund at the beginning of the third quarter. Metals prices rallied in July following strong Chinese GDP data to the benefit of the Trading Program’s long positions. Losses were posted to the Fund in the middle of the quarter as expectations of a U.S. Federal Reserve interest rate hike in the near term led to a selloff in precious metals, particularly silver, resulting in losses from the Trading Program’s reducing long exposure. Losses were posted to the Fund at the end of the quarter. The flat contribution in September from the metals sector reflects gains from long positions in palladium, zinc and nickel being offset by losses from short positions in aluminum, copper and gold.

The agriculture sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the third quarter as the fall in price of many agricultural markets as crop forecasts improved represented a reversal of the recent trend. Agriculturals was the worst performing sector in July as long positions in sugar and soy markets struggled. Profits were posted to the Fund in the middle of the quarter. A global supply in wheat and corn resulted in bearish trends resulting in profits posted to the Fund due to the Trading Program’s short grains positions. A continued rally in sugar, largely driven by a stronger Brazilian real, also resulted in gains. Profits were posted to the Fund at the end of the quarter due to the Trading Program’s long positions in sugar and coffee as prices rose on Brazilian supply concerns and short positions in meats as prices fell on news of strong U.S. production.

The energy sector posted losses to the Fund. Profits were posted to the Fund at the beginning of the third quarter. The decline in oil prices as inventories continued to build was profitable for the Trading Program’s short positions. Losses were posted to the Fund in the middle of the third quarter. Crude oil entered a bull market in August. Prices rebounded partly on speculation that OPEC might try to stabilize the market. This price reversal proved challenging to the Trading Program’s medium-term trend following systems, where reducing short positions incurred losses. Losses were posted to the Fund at the end of the quarter due to the Trading Program’s short position in oil resulting from a tentative agreement by OPEC members to cut oil production towards the end of September.

The interest rate sector posted losses to the Fund. Profits were posted to the Fund at the beginning of the third quarter. Fixed income performance was variable which reflected the price oscillations in bond markets throughout July. Gains from U.K. gilts and longer maturity U.S. bonds offset the Trading Program’s losses at the shorter end of the U.S. yield curve. Losses were posted to the Fund in the middle of the third quarter. With the exception of U.K. gilts, longer term yields in developed economies generally rose leading to losses from the Trading Program’s long exposures. Losses were posted to the Fund at the end of the quarter as bond price movements fell early September before recovering but not enough to offset losses.

The currency sector posted losses to the Fund. Losses were posted to the Fund at the beginning through the middle of the third quarter. The Trading Program’s net short U.S. dollar position resulted in losses in August as the U.S. dollar rallied after U.S. Federal Reserve Chair, Janet Yellen’s upbeat assessment of the U.S. economy. A rapid deterioration of South Africa’s fiscal credibility led to a sharp selloff in the South African rand, reversing its longer term strength. Profits were posted to the Fund at the end of the quarter. The news of a tentative agreement by OPEC members to cut oil production towards the end of the September drove the Norwegian krone higher against the Euro, benefiting the Trading Program. Other gains from the currencies sector were driven by U.S. dollar weakness in the wake of the Federal Reserve’s decision not to raise interest rates, particularly the Trading Program’s long positions in emerging market currencies against the U.S. dollar.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Fund’s open positions by market category for the fiscal period. For the nine month periods ended September 30, 2016 and 2015, the Fund’s average capitalization was $123,554,393 and $138,053,489, respectively.

September 30, 2016

	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Agriculture	$997,535	0.81%	$1,250,659	$786,143
Currencies	3,420,482	2.76%	5,335,631	1,304,625
Energy	403,483	0.33%	780,510	106,389
Interest Rates	3,479,344	2.82%	6,747,550	585,432
Metals	1,079,914	0.86%	2,272,813	404,584
Stock Indices	676,103	0.55%	1,182,567	16,723

Total	$10,056,861	8.13%	$17,569,730	$3,203,896

September 30, 2015

	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Agriculture	$3,381,387	2.45%	$5,649,057	$1,286,560
Currencies	1,245,587	0.90%	2,199,991	238,774
Energy	1,285,572	0.93%	1,866,903	867,890
Interest Rates	4,458,608	3.23%	6,388,899	2,840,612
Metals	1,713,407	1.24%	3,078,869	613,196
Stock Indices	1,269,019	0.92%	2,109,403	822,740

Total	$13,353,580	9.67%	$21,293,122	$6,669,772

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

The following were the primary trading risk exposures of the Fund as of December 31, 2015 by market sector. There have been no material changes at September 30, 2016.

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

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the primary non-trading risk exposures of the Fund as of December 31, 2015. There have been no material changes at September 30, 2016.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

MLAI’s Chief Executive Officer and Chief Financial Officer, on behalf of the Fund, have evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act) with respect to the Fund as of the end of the quarter which ended September 30, 2016, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting (in connection with Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act) occurred during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

Item 2.                               Unregistered Sales of Equity Securities and Use of Proceeds

(a)  Units are privately offered and sold to “accredited investors” (as defined in Rule 501(a) under the Securities Act) in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act and Rule 506 thereunder.  The selling agent of the Units is MLPF&S.

The Fund’s sales of unregistered securities are as follows for each Class of Units:

CLASS A

	Subscription
	Amount	Units	NAV (1)
1/01/2016	$103,125	55,740	$1.8330
1/16/2016	117,800	60,435	1.9322
2/01/2016	103,950	54,722	1.8827
2/16/2016	705,775	364,968	1.9169
3/01/2016	98,050	50,510	1.9244
3/16/2016	—	—	1.8487
4/01/2016	783,000	420,222	1.8465
4/16/2016	—	—	1.8329
5/01/2016	90,280	50,980	1.7545
5/16/2016	113,725	64,518	1.7463
6/01/2016	9,850	5,675	1.7194
6/16/2016	—	—	1.7459
7/01/2016	29,625	16,368	1.8024
7/16/2016	24,750	13,755	1.7918
8/01/2016	—	—	1.8132
8/16/2016	44,300	24,355	1.8113
9/01/2016	—	—	1.7594
9/16/2016	—	—	1.7061
10/01/2016	9,875	5,575	1.7636

CLASS C

	Subscription
	Amount	Units	NAV (1)
1/01/2016	$460,000	275,928	$1.6517
1/16/2016	172,000	97,972	1.7403
2/01/2016	229,000	133,895	1.6947
2/16/2016	483,000	277,538	1.7248
3/01/2016	493,000	282,311	1.7308
3/16/2016	302,000	180,030	1.6620
4/01/2016	195,000	116,432	1.6594
4/16/2016	263,000	158,291	1.6460
5/01/2016	88,000	55,332	1.5750
5/16/2016	65,000	41,077	1.5670
6/01/2016	430,000	276,083	1.5420
6/16/2016	160,000	101,221	1.5652
7/01/2016	138,000	85,038	1.6160
7/16/2015	—	—	1.6057
8/01/2016	150,000	91,962	1.6242
8/16/2016	60,000	36,837	1.6219
9/01/2016	35,000	22,129	1.5748
9/16/2016	—	—	1.5264
10/01/2016	110,000	69,436	1.5772

CLASS D

	Subscription
	Amount	Units	NAV (1)
1/01/2016	$—	—	$2.1909
1/16/2016	—	—	2.3107
2/01/2016	—	—	2.2529
2/16/2016	—	—	2.2952
3/01/2016	—	—	2.3056
3/16/2016	—	—	2.2163
4/01/2016	—	—	2.2150
4/16/2016	—	—	2.1995
5/01/2016	—	—	2.1069
5/16/2016	—	—	2.0983
6/01/2016	—	—	2.0672
6/16/2016	—	—	2.1005
7/01/2016	—	—	2.1704
7/16/2016	—	—	2.1590
8/01/2016	—	—	2.1862
8/16/2016	—	—	2.1854
9/01/2016	—	—	2.1242
9/16/2016	—	—	2.0611
10/01/2016	—	—	2.1320

CLASS I

	Subscription
	Amount	Units	NAV (1)
1/01/2016	$50,000	25,912	$1.9115
1/16/2016	—	—	2.0155
2/01/2016	10,000	5,045	1.9641
2/16/2016	25,000	12,390	2.0002
3/01/2016	—	—	2.0084
3/16/2016	—	—	1.9297
4/01/2016	40,000	20,562	1.9278
4/16/2016	20,000	10,358	1.9137
5/01/2016	—	—	1.8324
5/16/2016	—	—	1.8241
6/01/2016	—	—	1.7962
6/16/2016	25,000	13,577	1.8243
7/01/2016	11,766	6,221	1.8836
7/16/2016	—	—	1.8728
8/01/2016	—	—	1.8955
8/16/2016	—	—	1.8940
9/01/2016	—	—	1.8401
9/16/2016	—	—	1.7846
10/01/2016	—	—	1.8451

CLASS M

	Subscription
	Amount	Units	NAV (1)
1/01/2016	$215,206	181,793	$1.1726
1/16/2016	78,726	63,087	1.2366
2/01/2016	110,000	90,394	1.2056
2/16/2016	119,000	95,999	1.2283
3/01/2016	785,000	630,421	1.2340
3/16/2016	368,177	307,481	1.1870
4/01/2016	76,000	63,508	1.1868
4/16/2016	30,000	25,244	1.1785
5/01/2016	—	—	1.1289
5/16/2016	25,000	22,042	1.1243
6/01/2016	130,001	116,319	1.1077
6/16/2016	25,000	22,019	1.1255
7/01/2016	411,958	353,066	1.1619
7/16/2016	—	—	1.1559
8/01/2016	189,537	161,281	1.1704
8/16/2016	242,961	206,810	1.1701
9/01/2016	143,606	125,750	1.1375
9/16/2016	—	—	1.1037
10/01/2016	88,000	76,775	1.1416

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

Item 6.                               Exhibits

The following exhibits are filed herewith to this Quarterly Report on Form 10-Q:

31.01 and

31.02                                         Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01

and 31.02:             Are filed herewith.

32.01 and

32.02                                         Section 1350 Certifications

Exhibit 32.01

and 32.02                 Are filed herewith.

Exhibit 101   Are filed herewith.

The following materials from the Fund’s quarterly Report on Form 10-Q for the three and nine month periods ended September 30, 2016 formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Financial Condition (ii) Statements of Operations (iii) Statements of Changes in Members’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASPECT FUTURESACCESS LLC

	By:	MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(Manager)

Date: November 14, 2016	By:	/s/ NANCY FAHMY
Nancy Fahmy
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 14, 2016	By:	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial Officer)