Form 10-K
period 2016-12-31
Aspect FuturesAccess LLC
filed 2017-03-17
CIK 1309132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2016

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

As of February 28, 2017 Units of limited liability company interest with an aggregate Net Asset Value of $102,138,888 were outstanding and held by non-affiliates.

Documents Incorporated by Reference

The registrant’s 2016 Annual Report and Report of Independent Registered Public Accounting Firm, the annual report to security holders for the year ended December 31, 2016, is incorporated by reference into Part II, Item 8, and Part IV hereof and filed as an Exhibit herewith. Copies of the annual report are available free of charge by contacting Alternative Investments Client Services at 1-866-657-3784.

ASPECT FUTURESACCESS LLC

ANNUAL REPORT FOR 2016 ON FORM 10-K

Table of Contents

PART I

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

As of December 31, 2016 the Net Asset Value of the Fund was $106,406,553 and the Net Asset Value per Unit was $1.6560 for Class A, $1.4766 for Class C, $2.0080 for Class D, $1.7327 for Class I, and $1.0759 for Class M.  Effective as of April 30, 2015 all Class DS Units were redeemed. Effective as of December 31, 2015 all Class DT Units were redeemed.

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

(b)                                 Financial Information about Segments:

The Fund’s business constitutes only one segment for financial reporting purposes, i.e., a speculative “commodity pool”. The Fund does not engage in sales of goods or services.

(c)                                  Narrative Description of Business:

Advisory Agreement Term

The Fund and MLAI have entered into an Advisory Agreement with the Trading Advisor.  The Advisory Agreement will continue in effect until December 31, 2017.  Thereafter, the Advisory Agreement will be automatically renewed for successive three-year periods, on the same terms, unless terminated at any time by either the Trading Advisor or the Fund upon 90 days written notice to the other party.  The Advisory Agreement may, however, be terminated at any time by the Fund and/or MLAI, on the one hand, or the Trading Advisor, on the other, as a result of a material breach of the advisory agreement by the other party, after due notice and a reasonable opportunity to cure.  The Advisory Agreement will also terminate immediately if the Fund is terminated and dissolved as determined by MLAI.

Trading Advisor’s Trading Program

The Trading Program applies a systematic and broadly diversified global investment process which deploys multiple investment strategies that, primarily through the use of  U.S. exchange-traded futures and foreign-exchange traded and OTC derivative contracts, seek to identify and exploit directional moves in the market behavior of a broad range of financial instruments and other assets including, but not limited to, currencies; interest rates; equities; equity indices; debt securities, including bonds; credit; and commodities, including energy, metal and agricultural commodities.  The Trading Advisor does not engage in retail, off-exchange foreign currency investment pursuant to the Trading Program.  By maintaining comparatively small exposure to any individual market and maintaining positions in a variety of contracts, the aim is to achieve long-term diversification.

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

Although the Trading Advisor’s Trading Program is continually evolving, there were no fundamental or material changes to the Trading Program during the 2016 fiscal year.

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

Use of Proceeds and Cash Management Income

Subscription Proceeds

The Fund’s cash is used as security for and to pay the Fund’s trading losses, offset by trading gains, as well as its expenses and redemptions.  The primary use of the proceeds of the sale of the Units is to permit the Trading Advisor to trade on a speculative basis in a wide range of commodities on behalf of the Fund.  While being used for this purpose, the Fund’s assets are also generally available for cash management, as described below under “Cash Management and Interest”.

Markets

The Fund trades on a variety of United States and foreign futures exchanges as well as OTC.  The Fund’s commitments to different types of markets — U.S. and non-U.S., regulated and non-regulated — may differ from time to time, as well as over time.

CONDENSED SCHEDULES OF INVESTMENTS

The Fund’s investments, defined as unrealized profit (loss) on open contracts on the Statements of Financial Condition, as of December 31, 2016 and 2015, are as follows:

December 31, 2016

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts/Notional*	Profit (Loss)	Members’ Capital	Contracts/Notional*	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	455	$(151,581)	-0.14%	(710)	$394,646	0.37%	$243,065	0.23%	February 2017 - April 2017
Currencies - Futures	3	(7,065)	-0.01%	(27)	14,105	0.01%	7,040	0.00%	March 2017
Currencies - Forwards*	155,465,380	(771,410)	-0.72%	(199,845,797)	1,150,492	1.08%	379,082	0.36%	March 2017
Energy	190	255,974	0.24%	(40)	(56,180)	-0.05%	199,794	0.19%	January 2017 - March 2017
Interest rates	510	308,025	0.29%	(3,415)	173,276	0.16%	481,301	0.45%	March 2017 - June 2019
Metals	280	(1,436,353)	-1.35%	(195)	501,993	0.47%	(934,360)	-0.88%	February 2017 - April 2017
Stock indices	1,087	621,635	0.58%	(429)	8,642	0.01%	630,277	0.59%	January 2017 - March 2017

Total		$(1,180,775)	-1.11%		$2,186,974	2.05%	$1,006,199	0.94%

December 31, 2015

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts/Notional*	Profit (Loss)	Members’ Capital	Contracts/Notional*	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	403	$(133,462)	-0.11%	(1,101)	$289,457	0.23%	$155,995	0.12%	February 2016 - April 2016
Currencies - Futures	—	—	0.00%	(40)	23,762	0.02%	23,762	0.02%	March 2016
Currencies - Forwards*	138,229,375	(864,189)	-0.69%	(232,442,989)	1,781,235	1.42%	917,046	0.73%	March 2016
Energy	1	244	0.00%	(986)	93,771	0.08%	94,015	0.08%	January 2016 - December 2016
Interest rates	2,191	(1,188,422)	-0.95%	(1,058)	22,462	0.02%	(1,165,960)	-0.93%	March 2016 - June 2018
Metals	225	235,336	0.19%	(835)	(1,075,743)	-0.86%	(840,407)	-0.67%	February 2016 - April 2016
Stock indices	383	(19,308)	-0.02%	(311)	(79,316)	-0.06%	(98,624)	-0.08%	January 2016 - March 2016

Total		$(1,969,801)	-1.58%		$1,055,628	0.85%	$(914,173)	-0.73%

*Currencies — Forwards present notional amounts as converted to USD.

No individual contract’s unrealized profit or loss comprised greater than 5% of Members’ Capital as of December 31, 2016 and December 31, 2015. With respect to each commodity industry sector listed in the above chart, the net unrealized profit (loss) on open positions is the sum of the unrealized profits (losses) of long positions and short positions of the open contracts, netting unrealized losses against unrealized profits as applicable.  Net unrealized profit and loss provides a rough measure of the exposure of the Fund to the various sectors as of the date listed, although such exposure can change at any time.

Margin

When a futures or options on futures position is established, “initial margin” is calculated by the exchange on which the position is listed and deposited with a Futures Commission Merchant (“FCM”) that is a member of the clearinghouse through which transactions on the relevant exchange are cleared.  An FCM must, in turn, deposit initial margin with the clearinghouse to secure its obligations to the clearinghouse with respect to the positions of its customers.  The amount of both the trader’s initial margin payment to the FCM and the FCM’s initial margin payment to the clearinghouse are determined on the basis of risk, taking into account the price and volatility of the commodity underlying the position and, in certain cases, the offsetting risks that exist within a portfolio of positions.  On most exchanges, at the close of each trading day “variation margin,” representing the unrealized gain or loss on the open positions, is either credited to or debited from an account.  A trader must maintain a minimum margin level for each outstanding futures position known as “maintenance margin,” which is set by the relevant exchange and based on the risk of the futures position, often a set percentage of the “initial margin.”  If “variation margin” payments cause the “initial margin” to fall below “maintenance margin” levels, a “margin call” is made, requiring the trader to deposit additional margin or have its position closed out.  A clearinghouse may have “maintenance margin” requirements for member FCMs. An FCM may require a higher level of “initial margin” and “maintenance margin” from the trader than the clearinghouse requires from the FCM, but generally will not allow lower margin levels.  Margin is also required to be posted with counterparties when making investments through forwards, swaps or other OTC instruments.  The counterparties calculate margin based on the risk of the underlying commodity and will deposit margin with each other based on a previously agreed upon schedule.  In general, approximately 10% to 30% of the Fund’s assets are expected to be committed as margin for futures or options on futures positions at any one time, although these amounts could be substantially higher or lower.  The Fund’s exposure and liability are not limited to the amount placed on margin, but are based on the total value of the futures contracts being traded.  Fund assets not committed to margin will be held in cash or cash equivalents and will earn interest as described below.

As of December 31, 2016 the Fund employed $11,916,216 and $6,638,763 as initial margin to support futures and forward positions, respectively, representing approximately 10.40% and 5.79%, respectively, of the Fund’s total assets as of such date.

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

•                        deposited in savings or demand deposit accounts with the Fund’s custodian or other banking institutions, both in the United States and internationally; and held in segregated or secured accounts with MLPF&S, which generally invests the cash in short-term high quality securities or other instruments viewed as cash equivalents.

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

BofA Corp.’s “Interest Earning Program,” which offers interest on cash balances subject to a negotiated schedule, will generally apply to Fund cash assets during any time they are maintained by MLAI with its affiliates.  The present interest rate under the Interest Earning Program on U.S. dollar cash balances is the daily effective federal funds rate less 20 basis points, recalculated and accrued daily, and subject to a floor of 0%, except for currencies designated by MLPF&S as “negative interest rate currencies” (discussed below). The daily effective federal funds rate is a volume-weighted average of rates on trades arranged by major brokers and is calculated by the Federal Reserve Bank of New York using data provided by the brokers.  Interest is computed based upon the daily net equity balance of the Fund’s account and is posted to the Fund’s account on a monthly basis.

At present, due to the low interest rate environment that has prevailed in the U.S. since 2008, MLAI may seek to transfer cash from affiliates if it believes that any interest earned on this cash was consistent with its goal of safely maintaining these assets and otherwise would offset the advantages of maintaining cash with its affiliates.

MLPF&S deposits certain of the Fund’s assets as margin or collateral with clearinghouses and/or depositories.  As a result of the present low interest rate environment, these clearinghouses and depositories charge MLPF&S fees to account for the negative interest rates on cash balances for certain currencies, which may change from time to time at the discretion of MLPF&S and without prior notice to the Fund.  Accordingly, MLPF&S charges the Fund a “negative interest rate fee” for any currencies designated by MLPF&S as a “negative interest rate currency.”  The negative interest rate fee is based on the relevant currency’s benchmark index less a certain number of basis points, depending on the currency and based on the current market conditions, including but not limited to negative interest rates charged by clearinghouses and other depositories.   The negative interest rate fee constitutes compensation to MLPF&S, although in some cases the fee may be used to offset MLPF&S’ own costs incurred in connection with maintaining cash at clearinghouses or depositories.  The negative interest rate fee is subject to change from time to time at the discretion of MLPF&S and without prior notice to the Fund.   The negative interest rate fee is computed by MLPF&S on the daily net cash and open trade equity in the Fund’s account at MLPF&S and charged on a monthly basis.

MLPF&S, in the course of acting as commodity broker for the Fund, will have use of Fund cash and earn interest and receive other economic benefits as a result.  The interest income arrangements with regard to cash held with MLPF&S will be equivalent with those under the Interest Earning Program as discussed above.

Charges

The following table summarizes the charges incurred by the Fund for the years ended December 31, 2016, 2015 and 2014.

	2016		2015		2014
Charges	Dollar Amount	% of Average Period-End Net Assets	Dollar Amount	% of Average Period-End Net Assets	Dollar Amount	% of Average Period-End Net Assets
Other expenses	$661,855	0.55%	$680,050	0.50%	$569,336	0.41%
Sponsor fee	2,396,438	1.99%	2,405,145	1.75%	2,114,944	1.52%
Management fee	2,446,584	2.03%	2,752,521	2.01%	2,778,896	2.00%
Performance fee	330,158	0.27%	2,973,476	2.17%	3,723,195	2.68%
Total	$5,835,035	4.84%	$8,811,192	6.43%	$9,186,371	6.61%

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

The Fund’s average period-end Net Asset Values during 2016, 2015 and 2014 equaled $120,513,968, $137,063,328 and $138,955,668, respectively.

During 2016, the Fund earned $228,808 in interest income, or approximately 0.19% of the Fund’s average period-end Net Asset Values. During 2015, the Fund earned $6,174 in interest income, or approximately 0.00% of the Fund’s average period-end Net Asset Values. During 2014, the interest income for the Fund was $3,957, or approximately 0.00% of the Fund’s average period-end Net Asset Values.

Description of Current Charges

Recipient	Nature of Payment	Amount of Payment

MLPF&S	Brokerage commissions

During 2016, 2015 and 2014, the average round-turn (each purchase and sale or sale and purchase of a single futures contract) rate of the Fund’s brokerage commissions was approximately $6.25, $6.49 and $5.94, respectively.

MLPF&S	Use of assets	BofA Corp. may derive an economic benefit from the deposit of certain of the Fund’s U.S. dollar assets in accounts maintained at MLPF&S.

MLAI	Sponsor fees

The Fund charges Sponsor fees on the period-end Net Asset Value at annual rates equal to 1.5% for Class A Units, 2.5% for Class C Units, and 1.1% for Class I Units. Class D Units and Class M Units are not charged Sponsor fees. No Sponsor fees are charged to Class M Units because investors purchasing Class M Units are subject to asset-based fees on BofA Corp. managed accounts in which the Class M Units are held.

MLPF&S	Sales commissions

Class A Units were subject to upfront sales commissions paid to MLPF&S ranging from 1.0% to 2.5% of an investor’s gross subscription amount. Effective as of February 1, 2017, the upfront sales commission range applicable to Class A Units changed to between 0% and 2.5%. Class D Units and Class I Units are subject to upfront sales commissions paid to MLPF&S up to 2.5% of an investor’s gross subscription amount. Sales commissions are directly deducted from subscription amounts. Class C Units and Class M Units are not subject to upfront sales commissions. No upfront sales commission is charged to Class M Units because investors purchasing Class M Units are subject to asset-based fees on BofA Corp. managed accounts in which the Class M Units are held.

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

Trading Advisor	Performance fees

The Fund pays a 20% quarterly performance fee to the Trading Advisor with respect to Class A, Class C, Class I, Class D and Class M Units. The Performance Fee is calculated and paid to the Trading Advisor as of the end of each calendar quarter. The performance fee is calculated based on any increase in the aggregate Net

Asset Value of the Classes of Units subject to the same rate of performance fees (“Class Group”), taken together, in excess of the Class Group’s highest Net Asset Value as of any previous calendar quarter end after adjustment for subscriptions and the performance fee then paid (“High Water Mark”). The increase in Net Asset Value on which Performance fees are calculated is prior to reduction for Sponsor fees. The performance fee is also paid on net redemptions, and the High Water Mark is proportionately reduced. Net Asset Value for purposes of calculating the performance fee does not include any interest income earned by the Fund.

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

F/X Forward Trading

The Fund may trade currencies in the F/X Markets, in addition to its trading in the futures markets, including by trading in deliverable and non-deliverable F/X forward contracts.  Prospective investors must recognize that deliverable F/X forward trading generally does not take place on futures exchanges or swap execution facilities, and is not standardized; rather, banks and dealers act as principals in these markets, negotiating each transaction on an individual basis (including many deliverable forwards where the parties do not take delivery).  As a result of The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”), the CFTC now regulates non-deliverable forwards as swaps, including deliverable forwards where the parties do not take delivery.  Although non-deliverable forwards are not currently required to be executed in regulated markets, such as futures exchanges or swap execution facilities, certain non-deliverable F/X forwards are voluntarily traded on swap execution facilities and cleared through regulated clearing houses.  See “Regulatory Changes Could Restrict the Fund’s Operations” in this section below.  The responsibility for performing under a non-cleared particular forward transaction currently rests solely with the counterparties to that transaction, not with any exchange or clearinghouse.  As a result, the Fund is exposed to the credit risk of the OTC counterparties with which it trades deliverable F/X forwards and deposits collateral, including that of MLI.  See “Risk of Loss Due to the Bankruptcy or Failure of Counterparties, Custodians, Brokers and Exchanges” in this section below.

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

Off-Balance Sheet Risk

The Fund may invest in financial instruments with off-balance sheet risk.  These instruments include futures and forward contracts, swaps and options contracts sold short.  In entering into these contracts, there exists a market risk that the contracts may be significantly influenced by conditions, such as interest rate volatility, resulting in the contracts becoming less valuable.  An off-balance sheet risk is associated with a financial instrument if it exposes the investor to a loss in excess of the investor’s recognized asset carrying value in the financial instrument, if any, or if the ultimate liability associated with the financial instrument has the potential to exceed the amount that the investor recognizes as a liability in the investor’s statement of assets and liabilities.

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

Changes in Trading Program

The Trading Advisor may make material changes to the Trading Program without the knowledge of MLAI.  It is virtually impossible for MLAI to detect these changes, particularly given the confidential, proprietary, “systematic” and/or quantitative nature of the Trading Program strategies, customarily referred to as “black box strategies.”

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

The Fund may incur substantial losses in the event of disrupted markets and other extraordinary events in which historical pricing relationships become materially distorted, the availability of credit is restricted or the ability to trade or invest capital, including exiting existing positions, is otherwise impaired.  The risk of loss from pricing distortions is compounded by the fact that in disrupted markets many positions become illiquid, making it difficult or impossible to close out positions against which the markets are moving.  The financing available to private investment funds, such as the Fund, from banks, dealers and other counterparties is typically reduced in disrupted markets.  Any reduction may result in substantial losses to the Fund.  Market disruptions may from time to time cause dramatic losses for the Fund and these events can result in otherwise historically low-risk strategies performing with unprecedented volatility and risk.

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

Although the U.S. Treasury has the discretion to exclude deliverable F/X forwards and swaps from certain of the new regulatory requirements, it has done so to date only in limited circumstances.  Forwards and swaps that are not so excluded may be required by Dodd-Frank to be centrally cleared or traded on a regulated market.  Dodd-Frank may also require other OTC derivatives traded by the Fund, if any, to be centrally cleared or traded on a regulated market.  This may subject the Fund, the Trading Advisor, MLAI and/or the Fund’s counterparties to additional regulatory requirements.  Certain of these regulatory requirements could affect the Fund, the Trading Advisor or MLAI directly, while others could impact the Fund, the Trading Advisor or MLAI indirectly due to the impact of the requirements on the Fund’s counterparties.  For example, OTC derivative dealers are now required to be registered with the CFTC (and ultimately will be required to register with the SEC) and are subject to new minimum capital and margin requirements, business conduct standards, disclosure requirements, reporting and recordkeeping requirements, transparency requirements, position limits, limitations on conflicts of interest and other regulatory burdens.  These new regulatory burdens have and will continue to increase the counterparties’ costs, which are generally passed through to other market participants such as the Fund in the form of higher fees, including clearing account maintenance fees, and less favorable dealer marks.  They may also render certain strategies in which the Trading Advisor might otherwise engage impossible, or so costly that they will no longer be economical, to implement.

The CFTC also now requires certain derivative transactions that were previously executed on a bi-lateral basis in the OTC markets to be executed through a regulated futures exchange or swap exchange facility. These requirements may make it more difficult and costly for investment funds, including the Fund, to enter into highly tailored or customized transactions.  They may also render certain strategies in which the Fund might otherwise engage impossible or so costly that they will no longer be economical to implement. If the Fund decides to execute derivatives transactions through these exchanges or execution facilities—and especially if it decides to become a direct member of one or more of these exchanges or execution facilities—the Fund would be subject to the rules of the exchange or execution facility, which would bring additional risks and liabilities, and potential requirements under applicable regulations and under rules of the relevant exchange or execution facility.  Even if the Fund indirectly participates in an exchange or execution facility, the Fund and/or the Trading Advisor may be required to consent to the exchange’s or execution facility’s jurisdiction and to the relevant rulebook, which could subject it to a wide range of regulations and other obligations, together with associated costs.  Like any other self-regulatory organization, exchanges and execution facilities regularly revise and interpret their rules, and such revisions and interpretations could adversely affect the Fund.

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

On August 16, 2012, the European Market Infrastructure Regulation (“EMIR”) entered into force.  EMIR introduces certain requirements in respect of derivative contracts, which applies primarily to “financial counterparties” (“FCs”) such as European Union (“E.U.”) authorized investment firms, credit institutions, insurance companies, funds regulated under the E.U. Undertakings for Collective Investment in Transferable Securities Directives, referred to as “UCITS,” and alternative investment funds managed by alternative investment fund managers authorized under the Alternative Fund Managers Directive, and “non-financial counterparties” (“NFCs”), which are entities established in the E.U. that are not financial counterparties.  NFCs whose transactions in OTC derivative contracts exceed EMIR’s prescribed clearing threshold (“NFC+s”) are generally subject to more stringent requirements under EMIR than NFCs whose transactions in OTC derivative contracts do not exceed such clearing threshold (“NFC-s”).

Broadly, EMIR’s requirements in respect of derivative contracts are (i) mandatory clearing of OTC derivative contracts declared subject to the clearing obligation; (ii) risk mitigation techniques in respect of uncleared OTC derivative contracts; and (iii) reporting and record-keeping requirements in respect of all derivative contracts.

As FCs and NFCs are required to comply with EMIR’s risk mitigation obligations regardless of the identity of their counterparties, non-E.U. counterparties such as the Fund are likely to become indirectly subject to such requirements when they transact with E.U. counterparties, which will require compliance by their non-E.U. counterparties in order to satisfy their own obligations under EMIR.  E.U. FCs or NFC+s which transact with a non-E.U. counterparty that would be classed as an FC or an NFC+ if it had been established in the E.U. will also be required to ensure that certain specified OTC derivative contracts are cleared through a duly authorized central counterparty.  Secondary legislation has been published subjecting certain index credit default swaps, along with certain interest rate derivative contracts denominated in EUR, GBP, JPY, USD, NOK, PLN and SEK, to the clearing obligation.  Mandatory clearing for these classes of derivatives is now in the process of being phased in by class of counterparty.

The majority of risk mitigation obligations under EMIR (such as the obligation to reconcile portfolios and confirm transactions in a timely fashion) are already in force, while the requirement to exchange collateral will apply from March 1, 2017 for the majority of counterparties (when the obligation to exchange variation margin commences).  Exchange of initial margin is subject to a longer phase-in timeline.

The E.U. regulatory framework and legal regime relating to derivatives is set not only by EMIR but also by a new Directive and Regulation containing a package of reforms to the existing Markets in Financial Instruments Directive (Directive 2004/39/EC), collectively referred to as “MiFID II”.  MiFID II was published on June 12, 2014 in the Official Journal of the European Union but the majority of MiFID II’s provisions will only become effective on January 3, 2018.  In particular, MiFID II is expected to require transactions between FCs and NFC+s in sufficiently liquid OTC derivatives to be executed on a trading venue which meets the requirements of the MiFID II regime.  This trading obligation will also extend to FCs and NFC+s which trade with third country counterparties that would be classed as FCs or NFC+s if they were established in the E.U.

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

In addition to the changes in the regulation of U.S. markets described above, it is impossible to predict what additional interim or permanent governmental regulations, restrictions or limitations may be imposed, whether in the U.S. or non-U.S. markets, on, for example:  (x) the markets in which the Fund invests and the strategies of the Fund; and (y) BofA Corp. Such measures could have a material and adverse effect on the Fund, including expenses that result from increased compliance requirements.

Concerns Regarding the Downgrade of the U.S. Credit Rating, the Sovereign Debt Crisis in Europe and Brexit

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

On June 23, 2016, the U.K. held an “in-or-out referendum” on the U.K.’s membership of the E.U., the result of which favored the exit of the U.K. from the E.U. (“Brexit”).  The U.K. has the largest financial services sector in the E.U. A process of negotiation will determine the future terms of the U.K.’s relationship with the E.U. which could take many forms.  In the meantime, the U.K. remains a member of the E.U.  The potential impact of Brexit on the Fund is currently unclear.  Depending on the terms of Brexit, economic conditions in the U.K., the rest of the E.U. and global markets may be adversely affected by reduced economic growth and volatility.  The uncertainty before, during and after the period of negotiation could also have a negative economic impact and increase volatility in the financial markets, particularly (but not exclusively) in the E.U.  Such volatility and negative economic impact could, in turn, adversely affect the net asset value, and trading of the Fund.  Further items that may be affected by Brexit may include the regulatory environment in which the Trading Advisor or the Fund operates/trades in.  It is possible that Brexit will stimulate further calls for referenda and political instability among member states of the E.U. and in the U.K. itself with attendant risks.

Cybersecurity Risk

With the increased use of technologies such as the Internet to conduct business, the Fund is susceptible to operational, information security and related risks.  In general, cyber incidents can result from deliberate attacks or unintentional events.  Cyber-attacks include, but are not limited to, gaining unauthorized access to digital systems, for example, through “hacking” or malicious software coding, for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption.  Cyber-attacks may also be carried out in a manner that does not require gaining unauthorized access, such as causing denial-of-service attacks on websites, i.e., efforts to make network services unavailable to intended users.  Cyber incidents affecting  MLAI, the administrator and other service providers (including, but not limited to, the Fund’s accountants, custodians, transfer agents and financial intermediaries) have the ability to cause disruptions and affect business operations, potentially resulting in financial losses, interference with the Fund’s ability to value securities or other investments, impediments to trading, the inability of investors to transact business, violations of applicable privacy and other laws, regulatory fines, penalties, reputational damage, reimbursement or other compensation costs, or additional compliance costs.  Similar adverse consequences could result from cyber incidents affecting the Trading Program, counterparties with which the Trading Advisor engages in transactions, governmental and other regulatory authorities, exchange and other financial market operators, banks, brokers, dealers, insurance companies and other financial institutions (including financial intermediaries and service providers for investors) and other parties. In addition, substantial costs may be incurred in order to prevent any cyber incidents in the future.  While MLAI and the Fund’s service providers have established business continuity plans in the event of, and risk management systems to prevent, such cyber incidents, there are inherent limitations in such plans and systems including the possibility that certain risks have not been identified.  Furthermore, neither MLAI nor the Fund can control the cyber security plans and systems put in place by its service providers or any other third parties whose operations may affect the Fund or its investors.  The Fund and investors could be harmed as a result.

Item 1B: Unresolved Staff Comments

Not applicable.

Item 2:        Properties

The Fund does not use any physical properties in the conduct of its business.

The Fund’s offices are the administrative offices of MLAI (Merrill Lynch Alternative Investments LLC, 250 Vesey Street, 11th Floor, New York, New York, 10281).  MLAI performs administrative services for the Fund from MLAI’s offices.

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

(b)                              Holders:

As of December 31, 2016, there 2,035 holders of Units.

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

Not applicable.

Units are privately offered and sold to “accredited investors” (as defined in Rule 501(a) under the Securities Act) in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act and Rule 506 thereunder.  The selling agent of the Units is MLPF&S.

The Fund’s sales of unregistered securities are as follows for each Class of Units:

CLASS A

	Subscription
	Amount	Units	NAV (1)
1/01/2016	$103,125	55,740	$1.8330
1/16/2016	117,800	60,435	1.9322
2/01/2016	103,950	54,722	1.8827
2/16/2016	705,775	364,968	1.9169
3/01/2016	98,050	50,510	1.9244
3/16/2016	—	—	1.8487
4/01/2016	783,000	420,222	1.8465
4/16/2016	—	—	1.8329
5/01/2016	90,280	50,980	1.7545
5/16/2016	113,725	64,518	1.7463
6/01/2016	9,850	5,675	1.7194
6/16/2016	—	—	1.7459
7/01/2016	29,625	16,368	1.8024
7/16/2016	24,750	13,755	1.7918
8/01/2016	—	—	1.8132
8/16/2016	44,300	24,355	1.8113
9/01/2016	—	—	1.7594
9/16/2016	—	—	1.7061
10/01/2016	9,875	5,575	1.7636
10/16/2016	53,999	31,535	1.7046
11/01/2016	641,250	378,252	1.6875
11/16/2016	821,375	494,745	1.6525
12/01/2016	69,300	41,420	1.6657
12/16/2016	44,351	25,824	1.7099
01/01/2017	24,375	14,653	1.6560
01/16/2017	—	—	1.6689
02/01/2017	—	—	1.6461

CLASS C

	Subscription
	Amount	Units	NAV (1)
1/01/2016	$460,000	275,928	$1.6517
1/16/2016	172,000	97,972	1.7403
2/01/2016	229,000	133,895	1.6947
2/16/2016	483,000	277,538	1.7248
3/01/2016	493,000	282,311	1.7308
3/16/2016	302,000	180,030	1.6620
4/01/2016	195,000	116,432	1.6594
4/16/2016	263,000	158,291	1.6460
5/01/2016	88,000	55,332	1.5750
5/16/2016	65,000	41,077	1.5670
6/01/2016	430,000	276,083	1.5420
6/16/2016	160,000	101,221	1.5652
7/01/2016	138,000	85,038	1.6160
7/16/2016	—	—	1.6057
8/01/2016	150,000	91,962	1.6242
8/16/2016	60,000	36,837	1.6219
9/01/2016	35,000	22,129	1.5748
9/16/2016	—	—	1.5264
10/01/2016	110,000	69,436	1.5772
10/16/2016	—	—	1.5239
11/01/2016	45,000	29,703	1.5079
11/16/2016	60,000	40,459	1.4759
12/01/2016	15,000	10,041	1.4866
12/16/2016	192,000	125,268	1.5254
01/01/2017	50,000	33,693	1.4766
01/16/2017	—	—	1.4874
02/01/2017	146,000	99,043	1.4664

CLASS D

	Subscription
	Amount	Units	NAV (1)
1/01/2016	$—	—	$2.1909
1/16/2016	—	—	2.3107
2/01/2016	—	—	2.2529
2/16/2016	—	—	2.2952
3/01/2016	—	—	2.3056
3/16/2016	—	—	2.2163
4/01/2016	—	—	2.2150
4/16/2016	—	—	2.1995
5/01/2016	—	—	2.1069
5/16/2016	—	—	2.0983
6/01/2016	—	—	2.0672
6/16/2016	—	—	2.1005
7/01/2016	—	—	2.1704
7/16/2016	—	—	2.1590
8/01/2016	—	—	2.1862
8/16/2016	—	—	2.1854
9/01/2016	—	—	2.1242
9/16/2016	—	—	2.0611
10/01/2016	—	—	2.1320
10/16/2016	—	—	2.0620
11/01/2016	—	—	2.0427
11/16/2016	—	—	2.0014
12/01/2016	—	—	2.0183
12/16/2016	—	—	2.0732
01/01/2017	—	—	2.0080
01/16/2017	—	—	2.0249
02/01/2017			1.9986

CLASS I

	Subscription
	Amount	Units	NAV (1)
1/01/2016	$50,000	25,912	$1.9115
1/16/2016	—	—	2.0155
2/01/2016	10,000	5,045	1.9641
2/16/2016	25,000	12,390	2.0002
3/01/2016	—	—	2.0084
3/16/2016	—	—	1.9297
4/01/2016	40,000	20,562	1.9278
4/16/2016	20,000	10,358	1.9137
5/01/2016	—	—	1.8324
5/16/2016	—	—	1.8241
6/01/2016	—	—	1.7962
6/16/2016	25,000	13,577	1.8243
7/01/2016	11,766	6,221	1.8836
7/16/2016	—	—	1.8728
8/01/2016	—	—	1.8955
8/16/2016	—	—	1.8940
9/01/2016	—	—	1.8401
9/16/2016	—	—	1.7846
10/01/2016	—	—	1.8451
10/16/2016	—	—	1.7830
11/01/2016	—	—	1.7654
11/16/2016	—	—	1.7287
12/01/2016	—	—	1.7422
12/16/2016	—	—	1.7888
01/01/2017	—	—	1.7327
01/16/2017	—	—	1.7464
02/01/2017	31,000	17,896	1.7229

CLASS M

	Subscription
	Amount	Units	NAV (1)
1/01/2016	$215,206	181,793	$1.1726
1/16/2016	78,726	63,087	1.2366
2/01/2016	110,000	90,394	1.2056
2/16/2016	119,000	95,999	1.2283
3/01/2016	785,000	630,421	1.2340
3/16/2016	368,177	307,481	1.1870
4/01/2016	76,000	63,508	1.1868
4/16/2016	30,000	25,244	1.1785
5/01/2016	—	—	1.1289
5/16/2016	25,000	22,042	1.1243
6/01/2016	130,001	116,319	1.1077
6/16/2016	25,000	22,019	1.1255
7/01/2016	411,958	353,066	1.1619
7/16/2016	—	—	1.1559
8/01/2016	189,537	161,281	1.1704
8/16/2016	242,961	206,810	1.1701
9/01/2016	143,606	125,750	1.1375
9/16/2016	—	—	1.1037
10/01/2016	88,000	76,775	1.1416
10/16/2016	93,000	83,874	1.1042
11/01/2016	—	—	1.0939
11/16/2016	—	—	1.0718
12/01/2016	—	—	1.0808
12/16/2016	15,000	13,457	1.1102
01/01/2017	308,088	285,135	1.0759
01/16/2017	—	—	1.0851
02/01/2017	15,000	13,948	1.0709

(1) Beginning of the period Net Asset Value

Class A Units are subject to upfront sales commissions paid to MLPF&S ranging from 1.0% to 2.5% of an investor’s gross subscription amount. Class D Units and Class I Units are subject to upfront sales commissions paid to MLPF&S up to 2.5% of an investor’s gross subscription amount. Sales commissions are directly deducted from subscription amounts. Class C Units and Class M Units are not subject to upfront sales commissions.  Class DT Units and Class DS Units were not subject to upfront sales commissions.

Item 5(b)

Not applicable.

Item 5(c)

Not applicable.

Item 6:        Selected Financial Data

The following selected financial data has been derived from the financial statements of the Fund.

Statements of Operations	For the year ended December 31, 2016	For the year ended December 31, 2015	For the year ended December 31, 2014	For the year ended December 31, 2013	For the year ended December 31, 2012

Trading profit (loss), net:
Realized, net	$(9,140,334)	$28,415,973	$39,183,017	$(8,226,582)	$(21,798,094)
Change in unrealized, net	1,920,372	(11,847,606)	3,729,830	3,403,467	(3,325,837)
Brokerage commissions	(427,452)	(463,158)	(562,521)	(837,585)	(853,631)
Total trading profit (loss), net	(7,647,414)	16,105,209	42,350,326	(5,660,700)	(25,977,562)

INVESTMENT INCOME (EXPENSE):
Interest, net	228,808	6,174	3,957	(8,964)	(9)
Other income	647,420	—	—	—	—
Total investment income (expense)	876,228	6,174	3,957	(8,964)	(9)

EXPENSES:
Management fee	2,446t,584	2,752,521	2,778,896	4,599,613	6,063,474
Performance fee	330,158	2,973,476	3,723,195	—	19,461
Sponsor fee	2,396,438	2,405,145	2,114,944	3,496,422	4,335,920
Other	661,855	680,050	569,336	1,958,518	962,052
Total Expenses	5,835,035	8,811,192	9,186,371	10,054,553	11,380,907

NET INVESTMENT INCOME (LOSS)	(4,958,807)	(8,805,018)	(9,182,414)	(10,063,517)	(11,380,916)

NET INCOME (LOSS)	$(12,606,221)	$7,300,191	$33,167,912	$(15,724,217)	$(37,358,478)

Balance Sheet Data	December 31, 2016	December 31, 2015	December 31, 2014	December 31, 2013	December 31, 2012

Members’ Capital	$106,406,553	$124,871,836	$147,800,719	$167,217,495	$272,240,993
Net Asset Value per Class A Unit	1.6560	1.8330	1.7318	1.3517	1.4498
Net Asset Value per Class C Unit	1.4766	1.6517	1.5768	1.2426	1.3462
Net Asset Value per Class D Unit	2.0080	2.1909	2.0448	1.5681	1.6565
Net Asset Value per Class I Unit	1.7327	1.9115	1.7810	1.3987	1.4940
Net Asset Value per Class DS Unit**	—	—	2.0290	1.5609	1.6494
Net Asset Value per Class DT Unit***	—	—	2.1534	1.6420	1.7271
Net Asset Value per Class M Unit*	1.0759	1.1726	1.0933	0.8365	0.8868

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

NET ASSET VALUE PER UNIT CLASS A

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.
2012	n/a	$1.6554	n/a	$1.6864	n/a	$1.6534	n/a	$1.6608	n/a	$1.6683	n/a	$1.5887
2013	1.4555	$1.4991	1.5191	$1.4457	1.4752	$1.4696	1.5077	$1.5189	1.4797	$1.4193	1.3646	$1.4237
2014	$1.3211	$1.2721	$1.2714	$1.2908	$1.2608	$1.2686	$1.2736	$1.2883	$1.2917	$1.3128	$1.3193	$1.3311
2015	$1.7560	$1.8109	$1.7658	$1.8049	$1.8747	$1.8615	$1.8530	$1.6778	$1.6154	$1.6743	$1.6110	$1.5966
2016	$1.9322	$1.8827	$1.9169	$1.9244	$1.8487	$1.8465	$1.8329	$1.7545	$1.7463	$1.7194	$1.7459	$1.8024

	Jul. 15th	Jul.	Aug. 15th	Aug.	Sep. 15th	Sep.	Oct. 15th	Oct.	Nov. 15th	Nov.	Dec. 15th	Dec.
2012	n/a	$1.6362	n/a	$1.5873	n/a	$1.5299	1.5016	$1.4607	1.4408	$1.4389	1.4463	$1.4498
2013	1.4088	$1.3965	1.3775	$1.3552	1.3775	$1.3085	$1.3263	$1.3289	$1.3385	$1.3527	$1.3020	$1.3517
2014	$1.3378	$1.3252	$1.3665	$1.3934	$1.3470	$1.4078	$1.4882	$1.4612	$1.5124	$1.6232	$1.6557	$1.7318
2015	$1.6636	$1.7499	$1.7655	$1.7439	$1.7580	$1.8005	$1.7303	$1.7612	$1.7965	$1.8656	$1.8576	$1.8330
2016	$1.7918	$1.8132	$1.8113	$1.7594	$1.7061	$1.7636	$1.7046	$1.6875	$1.6525	$1.6657	$1.7099	$1.6560

 NET ASSET VALUE PER UNIT CLASS C

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.
2012	n/a	$1.5513	n/a	$1.5790	n/a	$1.5468	n/a	$1.5525	n/a	$1.5582	n/a	$1.4826
2013	1.351	$1.3908	1.4088	$1.3402	1.3669	$1.3612	1.3959	$1.4057	1.3688	$1.3124	1.2613	$1.3154
2014	$1.2140	$1.1684	$1.1673	$1.1849	$1.1568	$1.1633	$1.1673	$1.1804	$1.1827	$1.2015	$1.2071	$1.2175
2015	$1.5981	$1.6474	$1.6057	$1.6406	$1.7032	$1.6904	$1.6821	$1.5225	$1.4647	$1.5174	$1.4596	$1.4459
2016	$1.7403	$1.6947	$1.7248	$1.7308	$1.6620	$1.6594	$1.6460	$1.5750	$1.5670	$1.5420	$1.5652	$1.6160

	Jul. 15th	Jul.	Aug. 15th	Aug.	Sep. 15th	Sep.	Oct. 15th	Oct.	Nov. 15th	Nov.	Dec. 15th	Dec.
2012	n/a	$1.5257	n/a	$1.4788	n/a	$1.4241	1.3973	$1.3586	1.3395	$1.3372	1.3435	$1.3462
2013	1.3011	$1.2892	1.2711	$1.2500	1.27	$1.2059	$1.2218	$1.2238	$1.2320	$1.2445	$1.1972	$1.2426
2014	$1.2232	$1.2113	$1.2486	$1.2725	$1.2296	$1.2845	$1.3574	$1.3323	$1.3786	$1.4790	$1.5079	$1.5768
2015	$1.5060	$1.5829	$1.5963	$1.5760	$1.5880	$1.6258	$1.5617	$1.5888	$1.6199	$1.6815	$1.6735	$1.6517
2016	$1.6057	$1.6242	$1.6219	$1.5748	$1.5264	$1.5772	$1.5239	$1.5079	$1.4759	$1.4866	$1.5254	$1.4766

 NET ASSET VALUE PER UNIT CLASS D

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.
2012	n/a	$1.8656	n/a	$1.9028	n/a	$1.8679	n/a	$1.8787	n/a	$1.8895	n/a	$1.8016
2013	1.6641	$1.7149	1.7389	$1.6560	1.6908	$1.6855	1.7302	$1.7442	1.7002	$1.6318	1.5699	$1.6389
2014	$1.5338	$1.4779	$1.4783	$1.5027	$1.4689	$1.4773	$1.4842	$1.5025	$1.5075	$1.5335	$1.5426	$1.5556
2015	$2.0746	$2.1406	$2.0888	$2.1363	$2.2199	$2.2056	$2.1968	$1.9909	$1.9127	$1.9836	$1.9100	$1.8940
2016	$2.3107	$2.2529	$2.2952	$2.3056	$2.2163	$2.2150	$2.1995	$2.1069	$2.0983	$2.0672	$2.1005	$2.1704

	Jul. 15th	Jul.	Aug. 15th	Aug.	Sep. 15th	Sep.	Oct. 15th	Oct.	Nov. 15th	Nov.	Dec. 15th	Dec.
2012	n/a	$1.8578	n/a	$1.8045	n/a	$1.7414	1.7103	$1.6647	1.6431	$1.6419	1.6515	$1.6565
2013	1.6228	$1.6097	1.5888	$1.5640	1.5907	$1.5120	$1.5337	$1.5344	$1.5437	$1.5616	$1.5040	$1.5681
2014	$1.5646	$1.5511	$1.6005	$1.6331	$1.5798	$1.6514	$1.7514	$1.7211	$1.7826	$1.9142	$1.9536	$2.0448
2015	$1.9779	$2.0809	$2.1006	$2.0761	$2.0942	$2.1462	$2.0638	$2.1019	$2.1453	$2.2231	$2.2148	$2.1909
2016	$2.1590	$2.1862	$2.1854	$2.1242	$2.0611	$2.1320	$2.0620	$2.0427	$2.0014	$2.0183	$2.0732	$2.0080

 NET ASSET VALUE PER UNIT CLASS I

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.
2012	n/a	$1.6997	n/a	$1.7320	n/a	$1.6987	n/a	$1.7069	n/a	$1.7152	n/a	$1.6338
2013	1.5002	$1.5453	1.5662	$1.4908	1.5214	$1.5160	1.5555	$1.5673	1.5271	$1.4650	1.4088	$1.4700
2014	$1.3672	$1.3167	$1.3163	$1.3360	$1.3053	$1.3134	$1.3189	$1.3346	$1.3377	$1.3591	$1.3508	$1.3800
2015	$1.8064	$1.8638	$1.8173	$1.8583	$1.9310	$1.9175	$1.9102	$1.7278	$1.6806	$1.7421	$1.6767	$1.6619
2016	$2.0155	$1.9641	$2.0002	$2.0084	$1.9297	$1.9278	$1.9137	$1.8324	$1.8241	$1.7962	$1.8243	$1.8836

	Jul. 15th	Jul.	Aug. 15th	Aug.	Sep. 15th	Sep.	Oct. 15th	Oct.	Nov. 15th	Nov.	Dec. 15th	Dec.
2012	n/a	$1.6833	n/a	$1.6335	n/a	$1.5750	1.5461	$1.5043	1.484	$1.4823	1.4902	$1.4940
2013	1.4549	$1.4425	1.4231	$1.4003	1.4235	$1.3525	$1.3713	$1.3731	$1.3831	$1.3979	$1.3457	$1.3987
2014	$1.3873	$1.3745	$1.4176	$1.4458	$1.3980	$1.4611	$1.5265	$1.4986	$1.5522	$1.6678	$1.7018	$1.7810
2015	$1.7318	$1.8213	$1.8373	$1.8150	$1.8299	$1.8746	$1.8017	$1.8341	$1.8709	$1.9433	$1.9350	$1.9115
2016	$1.8728	$1.8955	$1.8940	$1.8401	$1.7846	$1.8451	$1.7830	$1.7654	$1.7287	$1.7422	$1.7888	$1.7327

 NET ASSET VALUE PER UNIT CLASS DS

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.
2012	n/a	$1.8577	n/a	$1.8947	n/a	$1.8600	n/a	$1.8707	n/a	$1.8815	n/a	$1.7939
2013	1.657	$1.7076	1.7315	$1.6489	1.6836	$1.6783	1.7229	$1.7367	1.6929	$1.6249	1.5632	$1.6319
2014	$1.5266	$1.4709	$1.4710	$1.4952	$1.4613	$1.4710	$1.4777	$1.4957	$1.4998	$1.5258	$1.5345	$1.5486
2015	$2.0586	$2.1243	$2.0726	$2.1197	$2.2023	$2.1880	$2.1793	n/a	n/a	n/a	n/a	n/a
2016	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a

	Jul. 15th	Jul.	Aug. 15th	Aug.	Sep. 15th	Sep.	Oct. 15th	Oct.	Nov. 15th	Nov.	Dec. 15th	Dec.
2012	n/a	$1.8499	n/a	$1.7968	n/a	$1.7340	1.703	$1.6577	1.6361	$1.6350	1.6444	$1.6494
2013	1.6159	$1.6028	1.582	$1.5573	1.5839	$1.5055	$1.5268	$1.5312	$1.5429	$1.5605	$1.5026	$1.5609
2014	$1.5573	$1.5435	$1.5924	$1.6248	$1.5718	$1.6439	$1.7389	$1.7086	$1.7698	$1.9003	$1.9388	$2.0290
2015	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a
2016	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a

 NET ASSET VALUE PER UNIT CLASS DT

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.
2012	n/a	$1.9372	n/a	$1.9790	n/a	$1.9412	n/a	$1.9537	n/a	$1.9664	n/a	$1.8737
2013	1.7354	$1.7888	1.8142	$1.7281	1.7647	$1.7596	1.8067	$1.8216	1.776	$1.7050	1.6406	$1.7131
2014	$1.6064	$1.5481	$1.5488	$1.5744	$1.5393	$1.5495	$1.5570	$1.5762	$1.5817	$1.6091	$1.6189	$1.6335
2015	$2.1872	$2.2617	$2.2036	$2.2572	$2.3518	$2.3356	$2.3268	$2.1083	$2.0345	$2.1097	$2.0318	$2.0146
2016	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a

	Jul. 15th	Jul.	Aug. 15th	Aug.	Sep. 15th	Sep.	Oct. 15th	Oct.	Nov. 15th	Nov.	Dec. 15th	Dec.
2012	n/a	$1.9331	n/a	$1.8783	n/a	$1.8134	1.7814	$1.7343	1.7121	$1.7113	1.7215	$1.7271
2013	1.6966	$1.6832	1.6617	$1.6361	1.6644	$1.5824	$1.6054	$1.6100	$1.6232	$1.6417	$1.5817	$1.6420
2014	$1.6433	$1.6287	$1.6810	$1.7152	$1.6596	$1.7366	$1.8377	$1.8054	$1.8704	$2.0078	$2.0522	$2.1534
2015	$2.1008	$2.2099	$2.2314	$2.2058	$2.2289	$2.2836	$2.1962	$2.2362	$2.2829	$2.3705	$2.3616	n/a
2016	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a

 NET ASSET VALUE PER UNIT CLASS M

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.
2012	n/a	n/a	n/a	n/a	n/a	n/a	n/a	$1.0058	n/a	$1.0116	n/a	$0.9645
2013	$0.8909	$0.9181	$0.9309	$0.8865	$0.9051	$0.9023	$0.9263	$0.9337	$0.9102	$0.8736	$0.8405	$0.8774
2014	$0.8180	$0.7870	$0.7871	$0.7998	$0.7867	$0.7906	$0.7943	$0.8040	$0.8066	$0.8204	$0.8252	$0.8327
2015	$1.1092	$1.1446	$1.1169	$1.1424	$1.1875	$1.1798	$1.1754	$1.0652	$1.0240	$1.0620	$1.0237	$1.0152
2016	$1.2366	$1.2056	$1.2283	$1.2340	$1.1870	$1.1868	$1.1785	$1.1289	$1.1243	$1.1077	$1.1255	$1.1619

	Jul. 15th	Jul.	Aug. 15th	Aug.	Sep. 15th	Sep.	Oct. 15th	Oct.	Nov. 15th	Nov.	Dec. 15th	Dec.
2012	n/a	$0.9946	n/a	$0.9661	n/a	$0.9323	$0.9156	$0.8912	$0.8796	$0.8790	$0.8841	$0.8868
2013	$0.8688	$0.8617	$0.8505	$0.8373	$0.8516	$0.8094	$0.8206	$0.8230	$0.8295	$0.8390	$0.8080	$0.8365
2014	$0.8375	$0.8302	$0.8565	$0.8737	$0.8452	$0.8841	$0.9370	$0.9207	$0.9536	$1.0235	$1.0445	$1.0933
2015	$1.0585	$1.1136	$1.1246	$1.1115	$1.1212	$1.1491	$1.1052	$1.1256	$1.1487	$1.1936	$1.1890	$1.1726
2016	$1.1559	$1.1704	$1.1701	$1.1375	$1.1037	$1.1416	$1.1042	$1.0939	$1.0718	$1.0808	$1.1102	$1.0759

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

Total Trading
Year ended December 31, 2016	Profit (Loss)

Interest Rates	$3,289,912
Agricultural	(1,718,410)
Currencies	(3,070,410)
Energy	(2,525,031)
Metals	(3,171,775)
Stock Indices	(24,248)
Subtotal	(7,219,962)
Brokerage Commissions	(427,452)
Total	$(7,647,414)

The Fund experienced a net trading loss of $7,219,962 before brokerage commissions and related fees for the year ended December 31, 2016. The Fund’s profits were primarily attributable to the interest rates sector. The stock indices, agriculture, energy, currency and metal sectors posted losses.

The interest rate sector posted profits to the Fund. Profits were posted to the Fund at the beginning of the first quarter. Poor economic data from the U.S. and China raised concerns about the global economy and caused bond markets to rally on safe haven appeal. This led to profits from the Trading Program’s long bond positions. Later in January, speculation that the European Central Bank would introduce additional stimulus measures and the Bank of Japan’s decision to reduce interest rates drove further profits. Profits were posted to the Fund in the middle of the quarter. Against a background of heightened volatility in equity markets, safe haven assets were favored by investors. This, combined with the threat of deflation in Europe and Japan, saw investors favoring longer maturity fixed income markets which resulted in profits posted to the Fund from the Trading Program’s long fixed income positions. Losses were posted to the Fund at the end of the quarter as the Trading Program’s long fixed income exposures were affected as a resurgence of global risk appetite led to bonds generally trading lower. Losses were posted to the Fund at the beginning of the second quarter. A global government bond sell-off led to losses from the Trading Program’s long positions. In Europe, yields spiked after the European Central Bank left rates unchanged. Profits were posted to the Fund in the middle of the second quarter. Longer-maturity European fixed income yields continued to drift lower and thus rewarded the Trading Program’s long exposures. Profits were posted to the Fund at the end of the second quarter. The yield on the 10-year German bund fell into negative territory, while yields on U.K. and Japanese bonds also lowered which resulted in the Trading Program’s long bond positions among the best performers in June. Profits were posted to the Fund at the beginning of the third quarter. Fixed income performance was variable which reflected the price oscillations in bond markets throughout July. Gains from U.K. gilts and longer maturity U.S. bonds offset the Trading Program’s losses at the shorter end of the U.S. yield curve. Losses were posted to the Fund in the middle of the third quarter. With the exception of U.K. gilts, longer term yields in developed economies generally rose leading to losses from the Trading Program’s long exposures. Losses were posted to the Fund at the end of the third quarter as bond price movements fell in early September before recovering but not enough to offset losses. Losses were posted to the Fund at the beginning of the fourth quarter. The Trading Program’s reducing long exposures to longer maturity fixed income instruments were the main contributors to losses during October. Generally bond investors were grappling with the prospect of the U.S. Federal Reserve hiking interest rates by year-end and the uncertainty over divisions at the European Central Bank over the future of its quantitative easing program. Losses were posted to the Fund in the middle of the fourth quarter. The immediate aftermath of Donald Trump’s unexpected election victory saw a flight to safety in markets. Risk appetite returned soon afterwards, however, amid expectations that proposed tax cuts, a lighter regulatory touch and investment in infrastructure could stimulate growth. Profits were posted to the Fund at the end of the fourth quarter due to the Trading Program’s small net short fixed income exposures leading to modest gains.

The stock indices sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the first quarter. The large sell-offs in stock markets led to losses from the stock indices sector at the beginning of January. However, the Trading Program responded and switched its small net long positions to net short positions. During January, most stock indices recorded losses, but there were profits from short positions in emerging market stock indices. Profits were posted to the Fund in the middle of the quarter. Against a background of heightened volatility in equity markets, safe haven assets were favored by investors in February. The Trading Program’s small short exposures to emerging markets, such as the Indian Nifty and the Chinese H-Shares indices also posted profits to the Fund. Losses were posted to the Fund at the end of the quarter. Mixed directional positioning among stock indices led to small gains overall in March. In particular, gains were made from the long position in Korea but remaining shorts positions in China and other emerging markets detracted from gains. Losses were posted to the Fund at the beginning through the middle of the second quarter. The Trading Program struggled to capture stock market trends, as markets were impacted by uncertainty surrounding global growth and U.S. monetary policy. Losses were posted to the Fund at the end of the second quarter. Stock markets were unsettled in June by the uncertainty surrounding the Brexit debate. While the Trading Program incurred losses from its small net long exposure to stock indices, some short stock index positions were profitable. Losses also came from the Trading Program’s short position in the VIX index, which surged following the Brexit result. Profits were posted to the Fund at the beginning of the third quarter due to the Trading Program’s long positions in Asian emerging markets and in the U.S. The Trading Program’s long positions in emerging market stock indices resulted in profits posted to the Fund in the middle of the quarter. Losses were posted to the Fund at the end of the third quarter. Global stocks declined after the European Central Bank’s decision to keep monetary policy unchanged. Losses were posted to the Fund at the beginning of the fourth quarter. Profits were posted to the Fund in the middle of the fourth quarter. Several U.S. stock indices rose leading to gains from the Trading Program’s long positions, while losses from emerging market stock indices reduced gains from the stock indices sector.

The agriculture sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the first quarter, however this reversed in the middle of the quarter as the Trading Program profited from continuing bearish trends in wheat contracts as an inventory glut pushed prices lower. Losses were posted to the Fund at the end of the quarter due to the Trading Program’s short positions in grains.  Losses were posted to the Fund at the beginning of the second quarter as soy markets experienced a strong rally driven by poor weather in South America, making the Trading Program’s short position in soybean meal the worst overall performer. Profits were posted to the Fund in the middle of the second quarter. Some of the Trading Program’s most profitable positions were those capturing the continued rally in the price of soy related markets. Sugar and soy prices rallied in June resulting in profits posted to the Fund at the end of the second quarter. Losses were posted to the Fund at the beginning of the third quarter as the fall in price of many agricultural markets as crop forecasts improved represented a reversal of the recent trend. Agriculturals was the worst performing sector in July as long positions in sugar and soy markets struggled. Profits were posted to the Fund in the middle of the quarter. A global supply in wheat and corn resulted in bearish trends resulting in profits posted to the Fund due to the Trading Program’s short grains positions. A continued rally in sugar, largely driven by a stronger Brazilian real, also resulted in gains. Profits were posted to the Fund at the end of the third quarter due to the Trading Program’s long positions in sugar and coffee as prices rose on Brazilian supply concerns and short positions in meats as prices fell on news of strong U.S. production. Losses were posted to the Fund at the beginning of the fourth quarter. Coffee rallied as Brazil’s largest producer cut its export estimate for 2016 amid rising domestic consumption and the effects of drought. The Trading Program made gains from longs in coffee but losses from its short positions in livestock. Losses were posted to the Fund in the middle of the fourth quarter as short wheat positions continued to make gains, while long positions in sugar and coffee suffered from price falls. Losses were posted to the Fund at the end of the fourth quarter. Gains from bearish trends in cocoa were not enough to make up for losses coming from reversals in coffee, sugar, wheat and soybeans.

The energy sector posted losses to the Fund. Profits were posted to the Fund at the beginning of the first quarter. The Trading Program’s short positions in oils made gains as prices fell below $30 per barrel, driven by a rise in U.S. inventory levels and the expectation of additional production from Iran. Profits were posted to the Fund in the middle of the quarter as the Trading Program profited from continuing bearish trends in natural gas as an inventory glut pushed prices lower. Losses were posted to the Fund at the end of the quarter due to the Trading Program’s short positions in energies as natural gas rallied during March. Losses were posted to the Fund at the beginning of the second quarter. Oil markets rebounded, with Brent crude experiencing gains boosted by a weak U.S. dollar and a decline in U.S. production. While the Trading Program responded by switching to a long position in Brent, losses came from short positions in other oil markets. Losses were posted to the Fund in the middle of the second quarter. Canadian wildfires and supply disruptions in Nigeria contributed to oil gains. The Trading Program’s net positions in the oils complex turned long towards the end of May, but still ended the month with small losses. Losses were posted to the Fund at the end of the second quarter. Natural gas rallied strongly on supply concerns in June, while the Trading Program’s positions in oils also incurred losses as prices oscillated. The energy sector posted losses to the Fund. Profits were posted to the Fund at the beginning of the third quarter. The decline in oil prices as inventories continued to build was profitable for the Trading Program’s short positions. Losses were posted to the Fund in the middle of the third quarter. Crude oil entered a bull market in August. Prices rebounded partly on speculation that OPEC might try to stabilize the market. This price reversal proved challenging to the Trading Program’s medium-term trend following systems, where reducing short positions incurred losses. Losses were posted to the Fund at the end of the quarter due to the Trading Program’s short position in oil resulting from a tentative agreement by OPEC members to cut oil production towards the end of September. Losses were posted to the Fund at the beginning of the fourth quarter due to higher energy prices globally ahead of the northern hemisphere winter. Losses were posted to the Fund in the middle of the fourth quarter as natural gas prices rose on forecasts of cooler weather, and oil markets also rose ahead of the OPEC output cut deal that was finalized at the end of November leading to losses. Losses were posted to the Fund at the end of the fourth quarter.

The currency sector posted losses to the Fund. Profits were posted to the Fund at the beginning of the first quarter as the Canadian dollar weakened, driven by the declining oil price, while British sterling also fell amid concerns about the health of the United Kingdom’s economy. Losses were posted to the Fund in the middle of the quarter. Currencies proved to be challenging for the Trading Program’s medium-term trend following systems as several established trends retraced. The U.S. dollar weakened against its major counterparts, in particular against the Canadian dollar, amid concern over the vulnerability of the American economy. The Swiss franc and the Japanese yen, sought after as safe haven currencies, both rallied despite their respective central banks actively pursuing negative interest rate policies. Losses were posted to the Fund at the end of the quarter due to the U.S. dollar weakening and the Japanese yen strengthening which were reversals of longer-term established trends. Losses were posted to the Fund at the beginning of the second quarter. The Japanese yen rose sharply after the Bank of Japan left monetary policy unchanged, to the benefit of the Trading Program. The net short exposure to the British sterling suffered from sentiment swings regarding Brexit. Losses also came from the Trading Program’s net long exposure to the Australian dollar, as speculation of a rate cut increased. Losses were posted to the Fund in the middle of the quarter. The U.S. dollar appreciated against most of its major peers during May despite having weakened for most of the year.

However, idiosyncratic events dominated the Trading Program’s losses in currencies where in Australia, rates were cut (also impacting short fixed income positions) and in both Turkey and Brazil, political events led to rapid depreciations of the local currencies. Profits were posted to the Fund at the end of the second quarter. Gains from the currencies sector came from the Trading Program’s net long exposure to the Japanese yen, which rallied on safe-haven appeal. A weak U.S. jobs report at the start of June caused the U.S. dollar to fall, leading to losses from some long positions in the U.S. dollar positions such as the long USD/CHF position. The Trading Program responded to this weakness by switching its net exposure to the U.S. dollar from long to short during the month.  Losses were posted to the Fund at the beginning through the middle of the third quarter. The Trading Program’s net short U.S. dollar position resulted in losses in August as the U.S. dollar rallied after U.S. Federal Reserve Chair, Janet Yellen’s upbeat assessment of the U.S. economy. A rapid deterioration of South Africa’s fiscal credibility led to a sharp selloff in the South African rand, reversing its longer term strength. Profits were posted to the Fund at the end of the quarter. The news of a tentative agreement by OPEC members to cut oil production towards the end of the September drove the Norwegian krone higher against the Euro, benefiting the Trading Program. Other gains from the currencies sector were driven by U.S. dollar weakness in the wake of the Federal Reserve’s decision not to raise interest rates, particularly the Trading Program’s long positions in emerging market currencies against the U.S. dollar.  Profits were posted to the Fund at the beginning of the fourth quarter as continuing weakness in the Swedish krone and British pound as well as U.S. dollar strength, in particular against the Euro and the Swiss franc, persisted. Losses were posted to the Fund in the middle of the fourth quarter with losses coming from some short positions in the U.S. dollar and British sterling positions. Profits were posted to the Fund at the end of the fourth quarter. The Trading Program made gains from its short Japanese yen and Euro positions versus the U.S. dollar as the effect of divergent interest rate policies in those economies resulted in persistent trends. The Trading Program’s long Brazilian real position was rewarded as lawmakers approved an austerity bill aimed at freezing spending in Brazil for up to 20 years.

The metals sector posted losses to the Fund. Profits were posted to the Fund at the beginning of the first quarter, however this reversed in the middle of the quarter. A tighter global supply of zinc as a result of production cuts led to a price rally which negatively affected the Trading Program’s short positions. Gold and silver appreciated during February as investors sought refuge from the equity sell-off. The Trading Program’s positions switched to long positions but were unable to turn a profit in February. Losses were posted to the Fund at the end of the quarter due to the Trading Program’s short positions in metal which rallied during March. Losses were posted to the Fund at the beginning of the second quarter due to the Trading Program’s short positions in industrial metals. Losses were posted to the Fund in the middle of the second quarter. The Trading Program incurred losses from long positions in silver and platinum. Losses were posted to the Fund at the end of the second quarter.  Profits were posted to the Fund at the beginning of the third quarter. Metals prices rallied in July following strong Chinese GDP data to the benefit of the Trading Program’s long positions. Losses were posted to the Fund in the middle of the quarter as expectations of a U.S. Federal Reserve interest rate hike in the near term led to a selloff in precious metals, particularly silver, resulting in losses from the Trading Program’s reducing long exposure. Losses were posted to the Fund at the end of the quarter. The flat contribution in September from the metals sector reflects gains from long positions in palladium, zinc and nickel being offset by losses from short positions in aluminum, copper and gold. Losses were posted to the Fund at the beginning of the fourth quarter. Having rallied for most of the year, palladium retraced, against the Trading Program’s long exposure, amid signs of weakening investment and physical demand for the metal used for catalytic converters. Profits were posted to the Fund in the middle of the fourth quarter. Expectations of a rise in U.S. manufacturing and infrastructure spending led to rallies in industrial metals, making the metals sector the Trading Program’s best performer in November. Losses were posted to the Fund at the end of the fourth quarter. In China, industrial metals fell in December and adversely affected the Trading Program’s positioning.

Total Trading
Year ended December 31, 2015	Profit (Loss)

Interest Rates	$(766,755)
Agricultural	(289,165)
Currencies	(1,828,505)
Energy	14,394,708
Metals	5,920,577
Stock Indices	(862,493)
Subtotal	16,568,367
Brokerage Commissions	(463,158)
Total	$16,105,209

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

The Fund generally earns interest based on BofA Corp.’s “Interest Earning Program.” The present interest rate under the Interest Earning Program on U.S. dollar cash balances is the daily effective federal funds rate less 20 basis points, recalculated and accrued daily, and subject to a floor of 0%, except for the currencies designated by MLPF&S as “negative interest rate currencies,” see Item 1(c) “Narrative Description of Business—Cash Management and Interest.”   The current short term interest rates have remained extremely low when compared with historical rates and thus has contributed negligible amounts to overall Fund performance.

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

The Fund’s management fees and Sponsor fees are a constant percentage of Fund’s assets.  Brokerage commissions, which are not based on a percentage of the Fund’s assets, are based on actual round turns.  The performance fees payable to the Trading Advisor are based on increase in the aggregate Net Asset Value of Classes of Units subject to the same rate of performance fees in excess of the High Water Mark, excluding interest and prior to reduction for Sponsor fees.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Fund’s open positions by market category for the fiscal periods. During the years ended December 31, 2016 and December 31, 2015, the Fund’s average period-end Net Asset Value was approximately $120,513,968 and $137,063,328, respectively.

December 31, 2016

	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Agriculture	$1,308,866	1.09%	$2,613,907	$786,143
Currencies	2,898,518	2.41%	5,335,631	1,148,493
Energy	611,839	0.51%	1,441,531	106,389
Interest Rates	2,808,637	2.33%	6,747,550	585,432
Metals	1,419,598	1.18%	2,842,084	404,584
Stock Indices	946,321	0.79%	2,047,641	16,723

Total	$9,993,779	8.31%	$21,028,344	$3,047,764

December 31, 2015

	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Agriculture	$2,640,099	1.93%	$5,649,057	$402,728
Currencies	1,568,771	1.14%	2,614,176	238,774
Energy	1,329,995	0.97%	1,866,903	867,890
Interest Rates	5,196,679	3.79%	7,632,354	2,840,612
Metals	1,640,750	1.20%	3,078,869	613,196
Stock Indices	1,121,608	0.82%	2,109,403	657,329

Total	$13,497,902	9.85%	$22,950,762	$5,620,529

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

The following were the primary trading risk exposures of the Fund as of December 31, 2016, by market sector.

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

Agricultural Commodities

The Fund’s primary agricultural commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Soybeans, cocoa and livestock accounted for the substantial bulk of the Fund’s agricultural commodities exposure as of December 31, 2016.

Energy

The Fund’s primary energy market exposure is to natural gas and crude oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the primary non-trading risk exposures of the Fund as of December 31, 2016.

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

Item 8: Financial Statements and Supplementary Data

The following quarterly information is unaudited.

	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	2016	2016	2016	2016	2015	2015	2015	2015
Total Income (Loss)	$(6,013,206)	$(1,403,289)	$(1,849,501)	$2,494,810	$4,124,533	$16,726,458	$(20,287,434)	$15,547,826
Total Expenses	1,325,825	1,368,885	1,365,929	1,774,396	1,569,920	1,439,507	1,395,067	4,406,698
Net Income (Loss)	$(7,339,031)	$(2,772,174)	$(3,215,430)	$720,414	$2,554,613	$15,286,951	$(21,682,501)	$11,141,128

Net Income (Loss) per weighted average Units (a)	$(0.0986)	$(0.0365)	$(0.0418)	$0.0095	$0.0313	$0.1873	$(0.2631)	$0.1264

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

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A: Controls and Procedures

Disclosure Controls and Procedures

MLAI’s Chief Executive Officer and Chief Financial Officer, on behalf of the Fund, have evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act) with respect to the Fund as of and for the year which ended December 31, 2016, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective.

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

The Fund’s management assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2016.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its report entitled Internal Control — Integrated Framework (2013).

Based on its assessment the Fund’s management concluded that at December 31, 2016, the Fund’s internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting (in connection with Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act) occurred during the quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

Item 9B:  Other Information

Not applicable.

PART III

Item 10: Directors, Executive Officers and Corporate Governance

10(a) and 10(b)           Identification of Directors and Executive Officers:

The Fund has no officers or directors and is managed by MLAI. Trading decisions are made by the Trading Advisor on behalf of the Fund.

The managers and executive officers of MLAI and their respective business backgrounds are as follows:

Nancy Fahmy	Chief Executive Officer, President and Manager

Barbra E. Kocsis	Chief Financial Officer and Vice President

Dominick A. Carlino	Vice President and Manager

Ninon Marapachi	Vice President and Manager

Jeff McGoey	Vice President and Manager

Greg Parets	Vice President and Manager

John V. Leale	Vice President and Manager

Nancy Fahmy, age 42, has been the Chief Executive Officer and President of MLAI since October 2015 and is also head of Alternative Investments for the Global Wealth and Retirement Solutions group (“GWRS”), which is a business unit within the BofA Corp. Global Wealth & Investment Management group (“GWIM”), a division within BofA Corp.   The Alternative Investments group is responsible for providing advisors and clients with access to a range of platforms and investments solutions including hedge funds, private equity, managed futures and precious metals.  Since January 2014, she has been a member of MLAI’s Board of Managers.  Prior to her appointment as the head of the Alternative Investment group in July 2015, Ms. Fahmy was a Managing Director within GWIM, and responsible for private equity and real assets origination and distribution within MLAI since December 2012.  She joined MLAI as a Director in April 2006 and was head of private equity and real assets origination and distribution from that date to December 2012.  In these capacities, Ms. Fahmy was responsible for a team of private equity and real assets specialists that worked with financial advisors, portfolio managers and clients to educate and raise capital.  Ms. Fahmy holds a B.S. degree in Business Administration and Finance with a minor in Economics from the University of Delaware.

Ms. Fahmy has been registered with the CFTC as an associated person of MLAI since October 22, 2015, and she has been listed as a principal of MLAI since January 9, 2014.  Ms. Fahmy has been a NFA associate member and registered as an associated person of MLPF&S since October 2015.

Barbra E. Kocsis, age 50, is the Chief Financial Officer for MLAI and is a Director within BofA Corp.’s Global Technology and Operations group, positions she has held since October 2006. Ms. Kocsis’ responsibilities include providing a full range of specialized financial and tax accounting services for the Alternative Investment products offered through the Selling Agent.  She graduated cum laude from Monmouth College with a Bachelor of Science in Business Administration — Accounting.

Ms. Kocsis has been listed with the CFTC as a principal of MLAI since May 21, 2007.

Dominick A. Carlino, age 44, has been a Managing Director of MLAI since April 2016, and the head of heading Relationship Management and Business Development Distribution for MLAI, since May 2013.  In his role, he is responsible for enhancing and driving relationships between MLAI and key asset management partners. Mr. Carlino was on a garden leave from July 2012 through May 2013.  Prior to joining Merrill Lynch, Mr. Carlino was Senior Managing Director and Head of Business Development at AlphaOne Capital Partners LLC, an equity-focused alternative asset management firm, from March 2011 through July 2012.  From April 2005 through March 2011, he served as an Executive Director within Morgan Stanley Alternative Investment Partners LP, a registered commodity pool operator, focused on business development and distribution.  Mr. Carlino holds an M.B.A. and a B.S. degree in Finance from Villanova University.

Mr. Carlino has been listed as a principal of MLAI since January 2, 2014.

Ninon Marapachi, age 39, has been the head of the Hedge Fund Origination and Product Management team within the BofA Corp. Alternative Investments Group, a division within BofA Corp. that provides investment professionals and their clients with access to investment products and other services, since September 2008.  Her team is responsible for sourcing, structuring, negotiating and managing hedge funds and managed futures products on GWRS’ hedge fund platform. Ms. Marapachi graduated magna cum laude with a B.A. degree in Economics from Mount Holyoke College.

Ms. Marapachi has been listed as a principal of MLAI since January 3, 2014. She has been an NFA associate member since February 2011 and registered as an associated person of MLPF&S since March 2011.

Jeff McGoey, age 40, has been a Director within GWRS responsible for Alternative Investment Platform Oversight for BofA Corp. since December 2010.  Mr. McGoey had portfolio oversight of ten derivative based closed end funds from March 2009 through December 2010.  Within GWRS Alternative Investments, from May 2008 through December 2010, Mr. McGoey was a Vice President holding various roles including hedge fund and private equity origination, exchange fund and customized fund oversight, and managing various strategic initiatives across the organization.  Mr. McGoey is a CFA Charter holder, maintains the CAIA designation and holds a B.A. degree in Economics from Rutgers College in New Jersey.

Mr. McGoey has been listed as a principal of MLAI since January 13, 2014.

Greg Parets, age 40, has been Head of Cross Platform Initiatives for the Alternative Investments Group of GWIM since June 2013.  Mr. Parets joined BofA Corp. in September 2010 as Head of Strategic Initiatives in the Alternative Investments Group’s Origination & Product Management team and remained in this role until June 2013.  In this role, he led creation and implementation of an industry-leading platform to offer hedge funds, managed futures, and select private equity funds to advisory accounts. Mr. Parets graduated summa cum laude from The George Washington University with a B.B.A. degree in International Business and cum laude from Harvard Law School with a J.D.

Mr. Parets has been listed as a principal of MLAI since January 2, 2014.

John V. Leale, age 55, is a Director and serves as the Head of the Private Equity and Real Assets Product Origination within BofA Corp. Mr. Leale joined the Alternative Investments group within GWIM in May 2014 and along with his team is responsible for identifying and developing illiquid fund offerings which include private equity, real assets, credit and special situations. Prior to joining Merrill Lynch, Mr. Leale was the head of Private Equity Product Development for Morgan Stanley Wealth Management since 2009.   Mr. Leale is a graduate of St. Peter’s University.

Mr. Leale has been listed as a principal of MLAI since March 1, 2017.

MLAI acts as the sponsor and manager to three public futures funds whose units of limited liability company interests are registered under the Securities Exchange Act: Aspect FuturesAccess LLC, ML BlueTrend FuturesAccess LLC, and ML Winton FuturesAccess LLC. Because MLAI serves as the sole sponsor and manager of each of these funds, the officers and managers of MLAI effectively manage them as officers and directors of such funds.

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

(h)                                 Section 16(a) Beneficial Ownership Reporting Compliance:

To the Fund’s knowledge, all required Section 16(a) filings during the fiscal year ended December 31, 2016 were timely and correctly made.

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

Item 11: Executive Compensation

The Fund does not have any officers or employees. The managers and officers of MLAI are remunerated by BofA Corp. in their respective positions.  The managers and officers do not receive compensation from the Fund. The Fund pays Sponsor fees to MLAI and brokerage commissions to MLPF&S, which is a BofA Corp. affiliate. MLAI also receives a portion of the management fees.  MLAI or BofA Corp. affiliates may also receive certain economic benefits from possession of the Fund’s U.S. dollar assets.  See Item 1(c) “Narrative Description of Business—Description of Current Charges.”

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

Director Independence:

No person who served as a manager of MLAI during 2016 could be considered independent (based on the definition of an independent director under the NASDAQ rules).

Item 14: Principal Accounting Fees and Services

(a)         Audit Fees

Aggregate fees billed directly to the Fund for professional services rendered by the principal accountant, PricewaterhouseCoopers LLP, for the audit of the Fund’s annual financial statements and review of financial statements included in the Fund’s Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the years ended December 31, 2016 and 2015 were $182,400 and $182,400, respectively.

(b)         Audit-Related Fees

There were no other audit-related fees billed for the years ended December 31, 2016 and 2015 related to the Fund.

(c)          Tax Fees

No fees were billed by PricewaterhouseCoopers LLP or any member firms of PricewaterhouseCoopers and their respective affiliates for the years ended December 31, 2016 and 2015 for professional services rendered to the Fund in connection with tax compliance, tax advice and tax planning.

(d)         All Other Fees

No other fees were billed by PricewaterhouseCoopers LLP or any member firms of PricewaterhouseCoopers and their respective affiliates for the years ended December 31, 2016 and 2015 for professional services rendered to the Fund, other than as set forth in the preceding paragraph (a).

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

3.                                      Exhibits:

The following exhibits are incorporated by reference or are filed herewith to this Annual Report on Form 10-K:

Designation	Description

3.01	Amended and Restated Certificate of Formation of ML Aspect FuturesAccess LLC.

Exhibit 3.01:	Is incorporated by reference from Exhibit 3.01 contained in the registrant’s Report on Form 8-K filed on February 14, 2012.

3.02	Fifth Amended and Restated Limited Liability Company Operating Agreement of Aspect FuturesAccess LLC.

Exhibit 3.02	Is incorporated by reference from Exhibit 3.02 contained in the registrant’s Report on Form 8-K filed on December 6, 2012.

3.03	Amendment to the Fifth Amended and Restated Limited Liability Company Operating Agreement of Aspect FuturesAccess LLC

Exhibit 3.03	Is incorporated by reference from Exhibit 3.02(i) contained in the registrant’s Report on Form 8-K filed on October 18, 2013.

3.04	Amendment to the Fifth Amended and Restated Limited Liability Company Operating Agreement of Aspect FuturesAccess LLC.

Exhibit 3.04	Is incorporated by reference from Exhibit 3.02(i) contained in the registrant’s Report on Form 8-K filed on April 9, 2015.

10.01	Customer Agreements between ML Aspect FuturesAccess LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated.

Exhibit 10.01:	Is incorporated by reference from Exhibit 10.01 contained in Amendment No. 1 to the registrant’s Registration Statement on Form 10 filed on February 12, 2008.

10.02	Advisory Agreement among ML Aspect FuturesAccess LLC, ML Aspect FuturesAccess Ltd., Aspect Capital Limited and Merrill Lynch Alternative Investments LLC.

Exhibit 10.02:	Is incorporated by reference from Exhibit 10.02 contained in the registrant’s Registration Statement on Form 10 filed on December 20, 2004.

10.03	Amendment to Advisory Agreement among Aspect FuturesAccess LLC, Aspect Capital Limited and Merrill Lynch Alternative Investments LLC.

Exhibit 10.03:	Is incorporated by reference from Exhibit 10.01 contained in the registrant’s Report on Form 8-K filed on December 10, 2014.

10.04	Amendment to Advisory Agreement among Aspect FuturesAccess LLC, Aspect Capital Limited and Merrill Lynch Alternative Investments LLC.

Exhibit 10.04	Is incorporated by reference from Exhibit 10.01 contained in the registrant’s Report on Form 8-K filed on May 29, 2015.

13.01	2016 Annual Report and Report of Independent Registered Public Accounting Firm.

Exhibit 13.01:	Is filed herewith.

31.01 and 31.02	Rule 13a-14(a)/15d-14(a) Certifications.

Exhibit 31.01
and 31.02:	Are filed herewith.

32.01 and 32.02	Section 1350 Certifications.

Exhibit 32.01
and 32.02:	Are filed herewith.

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

Exhibit 101

The following materials from the Fund’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 formatted in XBRL (Extensible Business Reporting Language): ( i )Statements of Financial Condition (ii) Statements of Operations (iii) Statements of Changes in Members’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text.

Exhibit 101	Is filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 17, 2017.

ASPECT FUTURESACCESS LLC

By:  MERRILL LYNCH ALTERNATIVE INVESTMENTS LLC, MANAGER

By:	/s/Nancy Fahmy
Nancy Fahmy
Chief Executive Officer and President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Nancy Fahmy	Chief Executive Officer, President and Manager	March 17, 2017
Nancy Fahmy	(Principal Executive Officer)

/s/ Barbra E. Kocsis	Chief Financial Officer and Vice President	March 17, 2017
Barbra E. Kocsis	(Principal Financial Officer)

/s/Dominick A. Carlino	Vice President and Manager	March 17, 2017
Dominick A. Carlino

/s/Ninon Marapachi	Vice President and Manager	March 17, 2017
Ninon Marapachi

/s/Jeff McGoey	Vice President and Manager	March 17, 2017
Jeff McGoey

/s/ Greg Parets	Vice President and Manager	March 17, 2017
Greg Parets

s/ John V. Leale	Vice President and Manager	March 17, 2017
John V. Leale

ASPECT FUTURESACCESS LLC

2016 FORM 10-K

INDEX TO EXHIBITS

Exhibit

Exhibit 13.01	2016 Annual Report and Report of Independent Registered Public Accounting Firm

Exhibit 31.01 and 31.02	Rule 13a - 14(a) / 15d - 14(a) Certifications

Exhibit 32.01 and 32.02	Sections 1350 Certifications

Exhibit 101

The following materials from the Fund’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Financial Condition (ii) Statements of Operations (iii) Statements of Changes in Members’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text.