Form 10-Q
period 2017-03-31
Aspect FuturesAccess LLC
filed 2017-05-12
CIK 1309132

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,”  “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of March 31, 2017, 65,647,876 units of limited liability company interest were outstanding.

ASPECT FUTURESACCESS LLC

QUARTERLY REPORT FOR MARCH 31, 2017 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

ASPECT FUTURESACCESS LLC

(A Delaware Limited Liability Company)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	March 31,	December 31,
	2017	2016
ASSETS:
Equity in commodity trading accounts:
Cash (including restricted cash of $17,094,154 for 2017 and $18,554,979 for 2016)	$97,235,823	$108,234,200
Unrealized profit on open futures contracts	2,251,375	3,315,560
Unrealized profit on open forwards contracts	1,526,351	2,545,779
Cash and cash equivalents	485,757	498,940
Other assets	45,540	29,752

TOTAL ASSETS	$101,544,846	$114,624,231

LIABILITIES AND MEMBERS’ CAPITAL:
LIABILITIES:

Unrealized loss on open futures contracts	$1,854,576	$2,688,443
Unrealized loss on open forwards contracts	2,489,201	2,166,697
Brokerage commissions payable	16,397	13,237
Sponsor and Advisory fees payable	322,946	364,710
Redemptions payable	1,027,776	2,168,565
Other liabilities	847,443	816,026

Total liabilities	6,558,339	8,217,678

MEMBERS’ CAPITAL:

Members’ Capital (65,647,876 Units and 71,901,800 Units outstanding; unlimited Units authorized)	94,986,507	106,406,553
Total Members’ Capital	94,986,507	106,406,553

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$101,544,846	$114,624,231

NET ASSET VALUE PER UNIT:

Class A	$1.6117	$1.6560
Class C	$1.4331	$1.4766
Class D	$1.9621	$2.0080
Class I	$1.6882	$1.7327
Class M	$1.0502	$1.0759

See notes to financial statements.

ASPECT FUTURESACCESS LLC

(A Delaware Limited Liability Company)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three
	months ended	months ended
	March 31,	March 31,
	2017	2016
TRADING PROFIT (LOSS):

Realized, net	$51,262	$3,288,689
Change in unrealized, net	(1,572,250)	(736,712)
Brokerage commissions	(99,266)	(107,302)

Total trading profit (loss), net	(1,620,254)	2,444,675

INVESTMENT INCOME (EXPENSE):
Interest, net	128,002	50,135

EXPENSES:
Management fee	519,947	659,508
Sponsor fee	500,336	650,351
Performance fee	—	330,158
Other	160,195	134,379
Total expenses	1,180,478	1,774,396

NET INVESTMENT INCOME (LOSS)	(1,052,476)	(1,724,261)

NET INCOME (LOSS)	$(2,672,730)	$720,414

NET INCOME (LOSS) PER UNIT:

Weighted average number of Units outstanding
Class A	14,192,661	13,995,033
Class C	43,840,280	50,579,239
Class D	1,920,371	2,170,371
Class I	1,073,842	1,210,424
Class M	8,733,957	7,907,074

Net income (loss) per weighted average Unit
Class A	$(0.0429)	$0.0124
Class C	$(0.0402)	$0.0078
Class D	$(0.0459)	$0.0241
Class I	$(0.0442)	$0.0148
Class M	$(0.0190)	$0.0104

See notes to financial statements.

ASPECT FUTURESACCESS LLC

(A Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

(unaudited) (in Units)

	Members’ Units			Members’ Units	Members’ Units December			Members' Units
	December 31, 2015	Subscriptions	Redemptions	March 31, 2017	31, 2016	Subscriptions	Redemptions	March 31, 2017
Class A	13,784,327	586,375	(381,022)	13,989,680	14,454,830	29,021	(725,419)	13,758,432
Class C	50,633,610	1,247,674	(1,286,256)	50,595,028	45,337,665	132,736	(3,963,870)	41,506,531
Class D	2,170,371	—	—	2,170,371	1,920,371	—	—	1,920,371
Class I	1,177,582	43,347	(3,943)	1,216,986	1,077,016	17,896	(39,891)	1,055,021
Class M	7,646,193	1,369,174	(460,545)	8,554,822	9,111,918	369,571	(2,073,968)	7,407,521

Total Members’ Units	75,412,083	3,246,570	(2,131,766)	76,526,887	71,901,800	549,224	(6,803,148)	65,647,876

See notes to financial statements.

ASPECT FUTURESACCESS LLC

(A Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

(unaudited)

	Members’ Capital December 31, 2015	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital March 31, 2016	Members’ Capital December 31, 2016	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital March 31, 2017
Class A	$25,267,334	$1,128,700	$(737,193)	$173,106	$25,831,947	$23,937,426	$48,875	$(1,202,554)	$(608,783)	$22,174,964
Class C	83,632,250	2,139,000	(2,208,265)	394,480	83,957,465	66,943,683	196,000	(5,894,222)	(1,762,746)	59,482,715
Class D	4,755,051	—	—	52,407	4,807,458	3,856,070	—	—	(88,105)	3,767,965
Class I	2,250,929	85,000	(7,817)	17,972	2,346,084	1,866,159	31,000	(68,607)	(47,416)	1,781,136
Class M	8,966,272	1,676,110	(572,316)	82,449	10,152,515	9,803,215	398,820	(2,256,628)	(165,680)	7,779,727

Total Members’ Capital	$124,871,836	$5,028,810	$(3,525,591)	$720,414	$127,095,469	$106,406,553	$674,695	$(9,422,011)	$(2,672,730)	$94,986,507

See notes to financial statements.

ASPECT FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

Per Unit Operating Performance:	Class A	Class C	Class D	Class I	Class M

Net asset value, beginning of period	$1.6560	$1.4766	$2.0080	$1.7327	$1.0759

Net realized and net change in unrealized trading profit (loss)	(0.0276)	(0.0249)	(0.0333)	(0.0288)	(0.0188)
Brokerage commissions	(0.0016)	(0.0014)	(0.0019)	(0.0017)	(0.0010)
Interest income, net	0.0021	0.0018	0.0025	0.0022	0.0013
Expenses	(0.0172)	(0.0190)	(0.0132)	(0.0162)	(0.0072)

Net asset value, end of period	$1.6117	$1.4331	$1.9621	$1.6882	$1.0502

Total Return: (a) (c)

Total return before Performance fees	-2.68%	-2.94%	-2.28%	-2.57%	-2.39%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%
Total return after Performance fees	-2.68%	-2.94%	-2.28%	-2.57%	-2.39%

Ratios to Average Members’ Capital: (c)

Expenses (excluding Performance fees) (b)	1.03%	1.28%	0.65%	0.93%	0.65%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%
Expenses (including Performance fees)	1.03%	1.28%	0.65%	0.93%	0.65%

Net investment income (loss) (excluding Performance fees)	-0.90%	-1.15%	-0.53%	-0.80%	-0.53%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%
Net investment income (loss) (including Performance fees)	-0.90%	-1.15%	-0.53%	-0.80%	-0.53%

(a) The total return is calculated for each class taken as a whole based on the change in net asset value.  An individual member’s return may vary from these returns based on timing of capital transactions.

(b) The expense ratios do not include brokerage commissions.

(c) The ratios and total return are not annualized.

See notes to financial statements.

ASPECT FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

Per Unit Operating Performance:	Class A	Class C	Class D	Class I	Class M

Net asset value, beginning of period	$1.8330	$1.6517	$2.1909	$1.9115	$1.1726

Net realized and net change in unrealized trading profit (loss)	0.0381	0.0341	0.0448	0.0398	0.0252
Brokerage commissions	(0.0016)	(0.0014)	(0.0019)	(0.0016)	(0.0010)
Interest income, net	0.0007	0.0007	0.0009	0.0008	0.0005
Expenses	(0.0237)	(0.0257)	(0.0197)	(0.0227)	(0.0105)

Net asset value, end of period	$1.8465	$1.6594	$2.2150	$1.9278	$1.1868

Total Return: (a) (c)

Total return before Performance fees	1.00%	0.74%	1.37%	1.12%	1.48%
Performance fees	-0.27%	-0.26%	-0.27%	-0.26%	-0.27%
Total return after Performance fees	0.73%	0.48%	1.10%	0.86%	1.21%

Ratios to Average Members’ Capital: (c)

Expenses (excluding Performance fees) (b)	0.99%	1.24%	0.61%	0.89%	0.61%
Performance fees	0.26%	0.26%	0.26%	0.26%	0.26%
Expenses (including Performance fees)	1.25%	1.50%	0.87%	1.15%	0.87%

Net investment income (loss) (excluding Performance fees)	-0.95%	-1.20%	-0.57%	-0.84%	-0.57%
Performance fees	-0.26%	-0.26%	-0.26%	-0.26%	-0.26%
Net investment income (loss) (including Performance fees)	-1.21%	-1.46%	-0.83%	-1.10%	-0.83%

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

The Fund considers all highly liquid investments, with a maturity of three months or less when acquired, to be cash equivalents classified as Level II within the fair value hierarchy discussed in Note 3. As of March 31, 2017, the Fund held no cash equivalents. Cash was held at a nationally recognized financial institution.

In the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of the Fund as of March 31, 2017 and December 31, 2016 and the results of its operations for the three month periods ended March 31, 2017 and 2016.  However, the operating results for the interim periods may not be indicative of the results for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted.  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Fund’s report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2016.

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

2.              CONDENSED SCHEDULES OF INVESTMENTS

The Fund’s investments, defined as unrealized profit (loss) on open contracts on the Statements of Financial Condition, as of March 31, 2017 and December 31, 2016, are as follows:

March 31, 2017

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts/Notional*	Profit (Loss)	Members’ Capital	Contracts/Notional*	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	292	$(105,615)	-0.11%	(1,188)	$548,631	0.58%	$443,016	0.47%	April 2017 - July 2017
Currencies - Futures	4	2,110	0.00%	(15)	(14,608)	-0.02%	(12,498)	-0.02%	June 2017
Currencies - Forwards*	174,657,076	729,564	0.77%	(172,884,861)	(1,692,413)	-1.78%	(962,849)	-1.01%	June 2017
Energy	171	75,618	0.08%	(137)	(160,428)	-0.17%	(84,810)	-0.09%	April 2017 - December 2017
Interest rates	430	22,882	0.02%	(1,575)	(403,007)	-0.42%	(380,125)	-0.40%	June 2017 - September 2019
Metals	284	14,010	0.01%	(126)	32,447	0.03%	46,457	0.04%	April 2017 - July 2017
Stock indices	1,143	426,703	0.45%	(261)	(41,945)	-0.04%	384,758	0.41%	April 2017 - June 2017

Total		$1,165,272	1.22%		$(1,731,323)	-1.82%	$(566,051)	-0.60%

December 31, 2016

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts/Notional*	Profit (Loss)	Members’ Capital	Contracts/Notional*	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	455	$(151,581)	-0.14%	(710)	$394,646	0.37%	$243,065	0.23%	February 2017 - April 2017
Currencies - Futures	3	(7,065)	-0.01%	(27)	14,105	0.01%	7,040	0.00%	March 2017
Currencies - Forwards*	155,465,380	(771,410)	-0.72%	(199,845,797)	1,150,492	1.08%	379,082	0.36%	March 2017
Energy	190	255,974	0.24%	(40)	(56,180)	-0.05%	199,794	0.19%	January 2017 - March 2017
Interest rates	510	308,025	0.29%	(3,415)	173,276	0.16%	481,301	0.45%	March 2017 - June 2019
Metals	280	(1,436,353)	-1.35%	(195)	501,993	0.47%	(934,360)	-0.88%	February 2017 - April 2017
Stock indices	1,087	621,635	0.58%	(429)	8,642	0.01%	630,277	0.59%	January 2017 - March 2017

Total		$(1,180,775)	-1.11%		$2,186,974	2.05%	$1,006,199	0.94%

*Currencies — Forwards present notional amounts as converted to USD.

No individual contract’s unrealized profit or loss comprised greater than 5% of Members’ Capital as of March 31, 2017 and December 31, 2016. With respect to each commodity industry sector listed in the above chart, the net unrealized profit (loss) on open positions is the sum of the unrealized profits (losses) of long positions and short positions, netting unrealized losses against unrealized profits as applicable.  Net unrealized profit and loss provides a rough measure of the exposure of the Fund to the various sectors as of the date listed, although such exposure can change at any time.

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

The Fund has determined that Level I investments would include its futures and options contracts where quoted prices are available in an active market.

Where the Fund believes that quoted market prices are not available or that the market is not active, fair values are estimated by using observable prices of investments with similar characteristics and these are generally classified as Level II investments. The Fund determined that Level II investments would include its forwards and certain futures contracts.

Transfers of investments between different levels of the fair value hierarchy, if any, are recorded as of the beginning of the reporting period. There were no transfers to or from any level during the three month period ended March 31, 2017 or the year ended December 31, 2016.

The Fund’s unrealized profit (loss) on open forwards and futures contracts, by the above fair value hierarchy levels, as of March 31, 2017 and December 31, 2016, are as follows:

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Assets
Futures	$2,251,375	$1,927,620	$323,755	$—
Forwards	1,526,351	—	1,526,351	—
	$3,777,726	$1,927,620	$1,850,106	$—

Liabilities
Futures	$1,854,576	$1,528,646	$325,930	$—
Forwards	2,489,201	—	2,489,201	—
	$4,343,777	$1,528,646	$2,815,131	$—

March 31, 2017	$(566,051)	$398,974	$(965,025)	$—

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Assets
Futures	$3,315,560	$2,983,356	$332,204	$—
Forwards	2,545,779	—	2,545,779	—
	$5,861,339	$2,983,356	$2,877,983	$—

Liabilities
Futures	$2,688,443	$1,527,806	$1,160,637	$—
Forwards	2,166,697	—	2,166,697	—
	$4,855,140	$1,527,806	$3,327,334	$—

December 31, 2016	$1,006,199	$1,455,550	$(449,351)	$—

The Fund’s volume of trading forwards and futures as of the three month period ended March 31, 2017 and year ended December 31, 2016 are representative of the activity throughout these periods.

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

The Fund maintains margin deposits and cash collateral with its futures and forwards brokers, respectively, based on the greater of exchange margin or amounts determined by the respective broker. At March 31, 2017 and December 31, 2016, the initial margin deposits (cash) are used to satisfy the margin requirements to establish the futures or forward contracts and are presented on the Statements of Financial Condition in Cash in the Equity in commodity trading accounts. The variation margin on open contracts is presented gross on the Statements of Financial Condition in Unrealized profit or loss on futures or forwards contracts, respectively. The Fund is subject to agreements which support the ability to settle net with its counterparties; however, the Fund has elected to present the related balances on the Statements of Financial Condition on a gross basis. The net of these amounts plus the restricted cash presented within the Cash in the Equity in commodity trading accounts on the Statements of Financial Condition represents the Fund’s net exposure.

The following table indicates the trading profits and losses before brokerage commissions, by commodity industry sector for each of the three month periods ended March 31, 2017 and 2016:

	For the three months ended	For the three months ended
	March 31, 2017	March 31, 2016
Commodity Industry	profit (loss)	profit (loss)
Sector	from trading, net	from trading, net

Agriculture	$(514,422)	$(1,024,381)
Currencies	(1,116,122)	(2,302,558)
Energy	(1,480,756)	2,939,092
Interest rates	(2,700,336)	5,052,946
Metals	222,707	(1,400,288)
Stock indices	4,067,941	(712,834)

Total, net	$(1,520,988)	$2,551,977

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

5.   RELATED PARTY TRANSACTIONS

MLAI owns 50 Class D Units which represent less than 1% of the Fund’s Net Asset Value as of March 31, 2017 and December 31, 2016.

MLAI, the Fund and certain other FuturesAccess Funds, MLAI’s HedgeAccess® Program of  hedge funds and other BofA Corp. funds (each a “Serviced Fund” and collectively, the “Serviced Funds”) have entered into a transfer agency and investor services agreement with Financial Data Services, Inc. (the “Transfer Agent”), a wholly owned subsidiary of BofA Corp. and affiliate of MLAI.  The Transfer Agent provides registrar, distribution disbursing agent, transfer agent and certain other services related to the issuance, redemption, exchange and transfer of Units.  The fees charged by the Transfer Agent for its services were 0.02% per year of the aggregate net assets of the Serviced Funds. The fee is paid monthly in arrears.  The Transfer Agent also receives reimbursement for its out-of-pocket expenses and certain extraordinary expenses.  MLAI allocates the Transfer Agent fees to each of the Serviced Funds, including the Fund, on a monthly basis based on each Serviced Fund’s net assets. The Transfer Agent fee allocated to the Fund for the three month periods ended March 31, 2017 and 2016 amounted to $5,213 and $6,530, respectively, of which $5,462 and  $5,825  was payable to the Transfer Agent as of March 31, 2017 and December 31, 2016, respectively.

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

PERIOD-END NET ASSET VALUE PER UNIT CLASS A

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.
2016	$1.9322	$1.8827	$1.9169	$1.9244	$1.8487	$1.8465
2017	$1.6689	$1.6461	$1.6976	$1.6694	$1.6412	$1.6117

PERIOD-END NET ASSET VALUE PER UNIT CLASS C

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.
2016	$1.7403	$1.6947	$1.7248	$1.7308	$1.6620	$1.6594
2017	$1.4874	$1.4664	$1.5116	$1.4858	$1.4600	$1.4331

PERIOD-END NET ASSET VALUE PER UNIT CLASS D

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.
2016	$2.3107	$2.2529	$2.2952	$2.3056	$2.2163	$2.2150
2017	$2.0249	$1.9986	$2.0625	$2.0296	$1.9967	$1.9621

PERIOD-END NET ASSET VALUE PER UNIT CLASS I

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.
2016	$2.0155	$1.9641	$2.0002	$2.0084	$1.9297	$1.9278
2017	$1.7464	$1.7229	$1.7773	$1.7482	$1.7189	$1.6882

PERIOD-END NET ASSET VALUE PER UNIT CLASS M

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.
2016	$1.2366	$1.2056	$1.2283	$1.2340	$1.1870	$1.1868
2017	$1.0851	$1.0709	$1.1047	$1.0871	$1.0687	$1.0502

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

For the three month period ended March 31, 2017 Fund capital decreased 10.73% from $106,406,553 to $94,986,507. This decrease was attributable to the net loss from operations of $2,672,730 coupled with the redemption of 6,803,148 redeemable Units resulting in an outflow of $9,422,011.  The cash outflow was offset with cash inflow of $674,695 due to subscriptions of 549,224 Units. Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent months.

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

Income Taxes

No provision for income taxes has been made in the accompanying financial statements as each investor is individually responsible for reporting income or loss based on such investor’s share of the Fund’s income and expenses as reported for income tax purposes.

The Fund follows the ASC guidance on accounting for uncertain tax positions. This guidance provides how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements.  This guidance also requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Fund’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority.  Tax positions with respect to tax at the Fund level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. A prospective investor should be aware that, among other things, income taxes could have a material adverse effect on the periodic calculations of the Net Asset Value of the Fund, including reducing the Net Asset Value of the Fund to reflect reserves for income taxes, such as foreign withholding taxes, that may be payable by the Fund. This could cause benefits or detriments to certain investors, depending upon the timing of their entry and exit from the Fund. MLAI has analyzed the Fund’s tax positions and has concluded that a provision for income tax of $517,000, generated by trading in Spain, is required in the Fund’s financial statements.  Such amount is included in Other Liabilities on the Statement of Financial Condition as of March 31, 2017.   The

following is the major tax jurisdiction for the Fund and the earliest tax year subject to examination: United States — 2013.

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

Results of Operations

January 1, 2017 to March 31, 2017

January 1, 2017 to March 31, 2017

The Fund experienced a net trading loss of $1,520,988 before brokerage commissions and related fees in the first quarter of 2017. The Fund’s profits were primarily attributable to the stock indices and metals sectors. The agriculture, currency, energy and interest rates sectors posted losses.

The stock indices sector posted profits to the Fund. Profits were posted to the Fund at the beginning of the first quarter.  Stock markets made gains in January, with long positions in Asian stock indices among the Trading Program’s top performers, boosted by signs of growth in China. The Korean Kospi index rose strongly following news that the country’s jobless rate fell. Despite the uncertain mood in markets, the VIX index fell to its lowest level in more than two years making the Trading Program’s short position one of the top performers. Profits were posted to the Fund in the middle of the quarter. Stock markets rallied strongly through most of February as stronger U.S. economic data helped to boost risk appetite. The Trading Program’s long positions in most stock indices contributed positively in February. Profits were posted to the Fund at the end of the quarter due to the Trading Program’s long positions in Korea and European markets being among the most profitable.

The metals sector posted profits to the Fund. Profits were posted to the Fund at the beginning of the first quarter. Market uncertainty caused gold prices to rise in January, leading to losses from the Trading Program’s short positions. Expectations of increased demand for industrial metals led to gains from the Trading Program’s long positions in copper and zinc. Profits were posted to the Fund in the middle of the quarter due to the Trading Program’s long positions in aluminum and nickel. Losses were posted to the Fund at the end of the quarter as the silver price fell in March leading to losses from the Trading Program’s long position.

The agriculture sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the first quarter only to be reversed in the middle of the first quarter.  Profits were posted to the Fund in the middle of the quarter as cocoa prices fell on concerns about a glut in West Africa, making the Trading Program’s short position the top performer in February. Losses were posted to the Fund at the end of the quarter as increasing likelihood of an El Niño weather system caused cocoa prices to reverse their previous downward trend.

The currency sector posted losses to the Fund. Profits were posted to the Fund at the beginning of the first quarter. The Dollar Index rose at the beginning of January only to fall at the end of the month. The weakening

U.S. dollar led to losses from the Trading Program’s long USD/JPY position, but long positions in commodity currencies and the Brazilian real were profitable. Profits were posted to the Fund in the middle of the quarter. The release of strong Australian jobs data pushed the Australian dollar higher to the benefit of the Trading Program’s long exposure. The Brazilian real also rose after the central bank resumed currency intervention. By contrast, the New Zealand dollar fell on expectations that the Reserve Bank of New Zealand would keep rates unchanged, leading to losses for the Trading Program. Losses were posted to the Fund at the end of the quarter due to the Trading Program’s short position in EUR/NOK, as the Norwegian krone fell on news that inflation in Norway is below expectations. The Trading Program’s long exposure to the New Zealand dollar also incurred losses following news of weaker-than-expected economic growth figures in New Zealand.

The energy sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the first quarter. In energy markets, natural gas prices declined following reports that U.S. inventory levels decreased by less than expected, while oil prices also fell on signs that U.S. output may offset OPEC-led production cuts. Losses were posted to the Fund in the middle of the quarter as natural gas prices fell on news of lower than expected draws on storage. Losses were posted to the Fund at the end of the quarter. The Trading Program’s long oil positions suffered as prices fell as U.S. crude inventories remained at high levels.

The interest rate sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the first quarter. Anticipation of rising U.S. rates caused fixed income markets to sell off. Losses were posted to the Fund in the middle of the quarter. Italian bond yields fell in February following Matteo Renzi’s resignation as leader of the ruling Democratic Party and the announcement of a leadership contest, leading to losses from the Trading Program’s short position in the Italian 10 year bond. Yields on other fixed income markets also fell, leading to losses from the Trading Program’s short positions. Losses were posted to the Fund at the end of the quarter. Government bond yields fell during March, following the U.S. Federal Reserve’s signal of a more gradual path of future tightening, leading to losses from the Trading Program’s short fixed income positions.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Fund’s open positions by market category for the fiscal period. For the three month periods ended March 31, 2017 and 2016 the Fund’s average capitalization was $102,399,769 and $128,134,381, respectively.

March 31, 2017

	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Agriculture	$1,726,510	1.69%	$1,776,989	$1,637,568
Currencies	3,801,095	3.71%	3,912,231	3,605,280
Energy	330,519	0.32%	340,183	313,492
Interest Rates	1,481,412	1.45%	1,524,726	1,405,097
Metals	181,051	0.18%	186,344	171,724
Stock Indices	1,499,468	1.46%	1,543,309	1,422,222

Total	$9,020,055	8.81%	$9,283,782	$8,555,383

March 31, 2016

	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Agriculture	$787,502	0.61%	$789,503	$786,143
Currencies	5,322,110	4.15%	5,335,631	5,312,922
Energy	364,252	0.28%	365,177	363,623
Interest Rates	586,444	0.46%	587,934	585,432
Metals	2,267,054	1.77%	2,272,813	2,263,140
Stock Indices	1,179,571	0.92%	1,182,567	1,177,534

Total	$10,506,933	8.19%	$10,533,625	$10,488,794

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

The following were the primary trading risk exposures of the Fund as of December 31, 2016, by market sector. There have been no material changes at March 31, 2017.

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

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the primary non-trading risk exposures of the Fund as of December 31, 2016. There have been no material changes at March 31, 2017.

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

Qualitative Disclosures Regarding Means of Managing Risk Exposure

Trading Risk

MLAI has procedures in place intended to control market risk, although there can be no assurance that it will, in fact, succeed in doing so.  While MLAI does not itself intervene in the markets to hedge or diversify the Fund’s market exposure, MLAI may urge the Trading Advisor to reallocate positions in an attempt to avoid over-concentrations.  However, such interventions are unusual, except in cases in which it appears that the Trading Advisor has begun to deviate from past practice and trading policies or to be trading erratically. MLAI’s basic control procedures consist of the process of monitoring the Trading Advisor with the market risk controls being applied by the Trading Advisor itself.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

MLAI’s Chief Executive Officer and Chief Financial Officer, on behalf of the Fund, have evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act) with respect to the Fund as of the end of the quarter which ended March 31, 2017, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting (in connection with Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act) occurred during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.         Legal Proceedings

None.

Item 1A.  Risk Factors

There are no material changes from risk factors as previously disclosed in the Fund’s report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on March 17, 2017.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

(a)  Units are privately offered and sold to “accredited investors” (as defined in Rule 501(a) under the Securities Act) in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act and Rule 506 thereunder.  The selling agent of the Units is MLPF&S.

The Fund’s sales of unregistered securities are as follows for each Class of Units:

CLASS A

	Subscription
	Amount	Units	NAV (1)
1/01/2017	$24,375	14,653	$1.6560
1/16/2017	—	—	1.6689
2/01/2017	—	—	1.6461
2/16/2017	24,500	14,368	1.6976
3/01/2017	—	—	1.6694
3/16/2017	—	—	1.6412
4/01/2017	—	—	1.6117

CLASS C*

	Subscription
	Amount	Units	NAV (1)
1/01/2017	$50,000	33,693	$1.4766
1/16/2017	—	—	1.4874
2/01/2017	146,000	99,043	1.4664
2/16/2017	—	—	1.5116
3/01/2017	—	—	1.4858
3/16/2017	—	—	1.4600
4/01/2017	—	—	1.4331

CLASS D

	Subscription
	Amount	Units	NAV (1)
1/01/2017	$—	—	$2.0080
1/16/2017	—	—	2.0249
2/01/2017			1.9986
2/16/2017	—	—	2.0625
3/01/2017	—	—	2.0296
3/16/2017	—	—	1.9967
4/01/2017	—	—	1.9621

CLASS I

	Subscription
	Amount	Units	NAV (1)
1/01/2017	$—	—	$1.7327
1/16/2017	—	—	1.7464
2/01/2017	31,000	17,896	1.7229
2/16/2017	—	—	1.7773
3/01/2017	—	—	1.7482
3/16/2017	—	—	1.7189
4/01/2017	—	—	1.6882

CLASS M

	Subscription
	Amount	Units	NAV (1)
1/01/2017	$308,088	285,135	$1.0759
1/16/2017	—	—	1.0851
2/01/2017	15,000	13,948	1.0709
2/16/2017	—	—	1.1047
3/01/2017	—	—	1.0871
3/16/2017	75,732	70,488	1.0687
4/01/2017	—	—	1.0502

(1) Beginning of the period Net Asset Value

(* For Class C — Effective after February 1, 2017, the Fund will no longer offer Class C Units to new or existing investors.)

Class A Units are subject to upfront sales commissions paid to MLPF&S ranging from 1.0% to 2.5% of  an investor’s gross subscription amount. Effective after February 1, 2017 the range of upfront sales commissions applicable to the Class A Units was updated to be up to 2.5%. Class D Units and Class I Units are subject to upfront sales commissions paid to MLPF&S up to 2.5% of an investor’s gross subscription amount. Sales commissions are directly deducted from subscription amounts.

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

Item 6.         Exhibits

The following exhibits are filed herewith to this Quarterly Report on Form 10-Q:

31.01 and

31.02                                         Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01

and 31.02                 Are filed herewith.

32.01 and

32.02                                         Section 1350 Certifications

Exhibit 32.01

and 32.02                 Are filed herewith.

Exhibit 101   Are filed herewith.

The following materials from the Fund’s quarterly Report on Form 10-Q for the three month period ended March 31, 2017 formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Financial Condition (ii) Statements of Operations (iii) Statements of Changes in Members’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASPECT FUTURESACCESS LLC

.
	By:	MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(Manager)

Date: May 12, 2017		By: /s/ NANCY FAHMY
Nancy Fahmy
Chief Executive Officer and President
(Principal Executive Officer)

Date: May 12, 2017	By:	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial Officer)