Form 10-Q
period 2017-06-30
Aspect FuturesAccess LLC
filed 2017-08-11
CIK 1309132

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Yes ☐    No ☒

As of June 30, 2017, 60,114,333 units of limited liability company interest were outstanding.

ASPECT FUTURESACCESS LLC

QUARTERLY REPORT FOR JUNE 30, 2017 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

ASPECT FUTURESACCESS LLC

(A Delaware Limited Liability Company)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	June 30,	December 31,
	2017	2016
ASSETS:
Equity in commodity trading accounts:
Cash (including restricted cash of $19,365,887 for 2017 and $18,554,979 for 2016)	$86,675,674	$108,234,200
Unrealized profit on open futures contracts	1,465,526	3,315,560
Unrealized profit on open forwards contracts	2,319,116	2,545,779
Cash and cash equivalents	460,998	498,940
Other assets	55,423	29,752

TOTAL ASSETS	$90,976,737	$114,624,231

LIABILITIES AND MEMBERS’ CAPITAL:
LIABILITIES:

Brokerage commissions payable	$11,954	$13,237
Sponsor and Advisory fees payable	285,353	364,710
Redemptions payable	937,339	2,168,565
Unrealized loss on open futures contracts	3,994,892	2,688,443
Unrealized loss on open forwards contracts	2,380,200	2,166,697
Other liabilities	240,652	816,026

Total liabilities	7,850,390	8,217,678

MEMBERS’ CAPITAL:
Members’ Capital (60,114,333 Units and 71,901,800 Units outstanding; unlimited Units authorized)	83,126,347	106,406,553
Total Members’ Capital	83,126,347	106,406,553

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$90,976,737	$114,624,231

NET ASSET VALUE PER UNIT:

Class A	$1.5343	$1.6560
Class C	$1.3619	$1.4766
Class D	$1.8754	$2.0080
Class I	$1.6098	$1.7327
Class M	$1.0040	$1.0759

See notes to financial statements.

ASPECT FUTURESACCESS LLC

(A Delaware Limited Liability Company)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016
TRADING PROFIT (LOSS):

Realized, net	$(1,852,918)	$(9,416,175)	$(1,801,656)	$(6,127,486)
Change in unrealized, net	(2,024,399)	6,987,407	(3,596,649)	6,250,695
Brokerage commissions	(106,844)	(118,843)	(206,110)	(226,145)

Total trading profit (loss), net	(3,984,161)	(2,547,611)	(5,604,415)	(102,936)

INVESTMENT INCOME (EXPENSE):
Interest, net	171,267	50,690	299,269	100,825
Other income	517,000	647,420	517,000	647,420
Total investment income (expense)	688,267	698,110	816,269	748,245

EXPENSES:
Management fee	452,733	616,794	972,680	1,276,302
Sponsor fee	442,202	607,365	942,538	1,257,716
Performance fee	—	—	—	330,158
Other	158,099	141,770	318,294	276,149
Total expenses	1,053,034	1,365,929	2,233,512	3,140,325

NET INVESTMENT INCOME (LOSS)	(364,767)	(667,819)	(1,417,243)	(2,392,080)

NET INCOME (LOSS)	$(4,348,928)	$(3,215,430)	$(7,021,658)	$(2,495,016)

NET INCOME (LOSS) PER UNIT:

Weighted average number of Units outstanding
Class A	13,447,325	14,363,683	13,819,993	14,179,358
Class C	40,493,543	50,464,988	42,166,911	50,522,114
Class D	1,920,371	2,170,371	1,920,371	2,170,371
Class I	951,195	1,248,442	1,012,519	1,229,433
Class M	6,312,832	8,616,891	7,523,394	8,261,982

Net income (loss) per weighted average Unit
Class A	$(0.0752)	$(0.0445)	$(0.1172)	$(0.0329)
Class C	$(0.0699)	$(0.0439)	$(0.1089)	$(0.0360)
Class D	$(0.0867)	$(0.0446)	$(0.1325)	$(0.0205)
Class I	$(0.0708)	$(0.0440)	$(0.1133)	$(0.0301)
Class M	$(0.0434)	$(0.0244)	$(0.0585)	$(0.0155)

See notes to financial statements.

ASPECT FUTURESACCESS LLC

(A Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE  SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(unaudited) (in Units)

	Members’ Units			Members’ Units	Members’ Units December			Members’ Units
	December 31, 2015	Subscriptions	Redemptions	June 30, 2016	31, 2016	Subscriptions	Redemptions	June 30, 2017
Class A	13,784,327	1,127,770	(569,384)	14,342,713	14,454,830	60,247	(1,921,716)	12,593,361
Class C	50,633,610	1,996,110	(2,871,515)	49,758,205	45,337,665	132,736	(6,572,770)	38,897,631
Class D	2,170,371	—	—	2,170,371	1,920,371	—	—	1,920,371
Class I	1,177,582	87,844	(10,451)	1,254,975	1,077,016	17,896	(271,202)	823,710
Class M	7,646,193	1,618,307	(646,715)	8,617,785	9,111,918	369,571	(3,602,229)	5,879,260
Total Members’ Units	75,412,083	4,830,031	(4,098,065)	76,144,049	71,901,800	580,450	(12,367,917)	60,114,333

See notes to financial statements.

ASPECT FUTURESACCESS LLC

(A Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(unaudited)

	Members’ Capital				Members’ Capital	Members’ Capital				Members’ Capital
	December 31, 2015	Subscriptions	Redemptions	Net Income (Loss)	June 30, 2016	December 31, 2016	Subscriptions	Redemptions	Net Income (Loss)	June 30, 2017
Class A	$25,267,334	$2,125,555	$(1,075,140)	$(466,441)	$25,851,308	$23,937,426	$98,375	$(3,094,691)	$(1,619,712)	$19,321,398
Class C	83,632,250	3,340,000	(4,745,292)	(1,819,460)	80,407,498	66,943,683	196,000	(9,572,446)	(4,592,817)	52,974,420
Class D	4,755,051	—	—	(44,442)	4,710,609	3,856,070	—	—	(254,531)	3,601,539
Class I	2,250,929	170,000	(20,125)	(36,972)	2,363,832	1,866,159	31,000	(456,407)	(114,730)	1,326,022
Class M	8,966,272	1,962,110	(787,355)	(127,701)	10,013,326	9,803,215	398,820	(3,859,199)	(439,868)	5,902,968
Total Members’ Capital	$124,871,836	$7,597,665	$(6,627,912)	$(2,495,016)	$123,346,573	$106,406,553	$724,195	$(16,982,743)	$(7,021,658)	$83,126,347

See notes to financial statements.

ASPECT FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED JUNE 30, 2017 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

Per Unit Operating Performance:	Class A	Class C	Class D	Class I	Class M

Net asset value, beginning of period	$1.6117	$1.4331	$1.9621	$1.6882	$1.0502

Net realized and net change in unrealized trading profit (loss)	(0.0698)	(0.0620)	(0.0852)	(0.0732)	(0.0456)
Brokerage commissions	(0.0019)	(0.0017)	(0.0023)	(0.0020)	(0.0012)
Interest income, net	0.0030	0.0027	0.0037	0.0032	0.0020
Expenses (d)	(0.0087)	(0.0102)	(0.0029)	(0.0064)	(0.0014)

Net asset value, end of period	$1.5343	$1.3619	$1.8754	$1.6098	$1.0040

Total Return: (a) (c)

Total return before Performance fees	-4.80%	-4.97%	-4.42%	-4.65%	-4.41%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%
Total return after Performance fees	-4.80%	-4.97%	-4.42%	-4.65%	-4.41%

Ratios to Average Members’ Capital: (c)

Expenses (excluding Performance fees) (b)	1.05%	1.30%	0.68%	0.95%	0.68%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%
Expenses (including Performance fees)	1.05%	1.30%	0.68%	0.95%	0.68%

Net investment income (loss) (excluding Performance fees)	-0.32%	-0.49%	0.05%	-0.02%	0.21%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%
Net investment income (loss) (including Performance fees)	-0.32%	-0.49%	0.05%	-0.02%	0.21%

(a) The total return is calculated for each class taken as a whole based on the change in net asset value.  An individual member’s return may vary from these returns based on timing of capital transactions.

(b) The expense ratios do not include brokerage commissions.

(c) The ratios and total return are not annualized.

(d) Expenses are presented net inclusive of other income.

See notes to financial statements.

ASPECT FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE SIX MONTHS ENDED JUNE 30, 2017 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

Per Unit Operating Performance:	Class A	Class C	Class D	Class I	Class M

Net asset value, beginning of period	$1.6560	$1.4766	$2.0080	$1.7327	$1.0759

Net realized and net change in unrealized trading profit (loss)	(0.0970)	(0.0862)	(0.1184)	(0.1017)	(0.0634)
Brokerage commissions	(0.0035)	(0.0031)	(0.0042)	(0.0036)	(0.0023)
Interest income, net	0.0051	0.0045	0.0062	0.0053	0.0033
Expenses (d)	(0.0263)	(0.0299)	(0.0162)	(0.0229)	(0.0095)

Net asset value, end of period	$1.5343	$1.3619	$1.8754	$1.6098	$1.0040

Total Return: (a) (c)

Total return before Performance fees	-7.35%	-7.77%	-6.60%	-7.09%	-6.69%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%
Total return after Performance fees	-7.35%	-7.77%	-6.60%	-7.09%	-6.69%

Ratios to Average Members’ Capital: (c)

Expenses (excluding Performance fees) (b)	2.08%	2.58%	1.33%	1.88%	1.33%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%
Expenses (including Performance fees)	2.08%	2.58%	1.33%	1.88%	1.33%

Net investment income (loss) (excluding Performance fees)	-1.22%	-1.64%	-0.48%	-0.83%	-0.32%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%
Net investment income (loss) (including Performance fees)	-1.22%	-1.64%	-0.48%	-0.83%	-0.32%

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

The Fund considers all highly liquid investments, with a maturity of three months or less when acquired, to be cash equivalents classified as Level II within the fair value hierarchy discussed in Note 3. As of June 30, 2017, the Fund held no cash equivalents. Cash was held at a nationally recognized financial institution.

In the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of the Fund as of June 30, 2017 and December 31, 2016 and the results of its operations for the three and six month periods ended June 30, 2017 and 2016.  However, the operating results for the interim periods may not be indicative of the results for the full year.

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

2.              CONDENSED SCHEDULES OF INVESTMENTS

The Fund’s investments, defined as unrealized profit (loss) on open contracts on the Statements of Financial Condition, as of June 30, 2017 and December 31, 2016, are as follows:

June 30, 2017

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts/Notional*	Profit (Loss)	Members’ Capital	Contracts/Notional*	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	247	$(50,917)	-0.06%	(1,160)	$(89,766)	-0.11%	$(140,683)	-0.17%	August 2017 - December 2017
Currencies - Futures	9	8,368	0.01%	(7)	(8,488)	-0.01%	(120)	0.00%	September 2017
Currencies - Forwards*	162,039,921	1,605,498	1.93%	(144,874,693)	(1,666,582)	-2.00%	(61,084)	-0.07%	September 2017
Energy	17	14,139	0.02%	(415)	(266,468)	-0.32%	(252,329)	-0.30%	July 2017 - December 2017
Interest rates	1,448	(1,533,179)	-1.84%	(249)	139,236	0.17%	(1,393,943)	-1.67%	September 2017 - December 2019
Metals	220	249,558	0.30%	(229)	(380,614)	-0.46%	(131,056)	-0.16%	July 2017 - October 2017
Stock indices	1,092	(639,930)	-0.77%	(204)	28,695	0.03%	(611,235)	-0.74%	July 2017 - September 2017

Total		$(346,463)	-0.41%		$(2,243,987)	-2.70%	$(2,590,450)	-3.11%

December 31, 2016

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts/Notional*	Profit (Loss)	Members’ Capital	Contracts/Notional*	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	455	$(151,581)	-0.14%	(710)	$394,646	0.37%	$243,065	0.23%	February 2017 - April 2017
Currencies - Futures	3	(7,065)	-0.01%	(27)	14,105	0.01%	7,040	0.00%	March 2017
Currencies - Forwards*	155,465,380	(771,410)	-0.72%	(199,845,797)	1,150,492	1.08%	379,082	0.36%	March 2017
Energy	190	255,974	0.24%	(40)	(56,180)	-0.05%	199,794	0.19%	January 2017 - March 2017
Interest rates	510	308,025	0.29%	(3,415)	173,276	0.16%	481,301	0.45%	March 2017 - June 2019
Metals	280	(1,436,353)	-1.35%	(195)	501,993	0.47%	(934,360)	-0.88%	February 2017 - April 2017
Stock indices	1,087	621,635	0.58%	(429)	8,642	0.01%	630,277	0.59%	January 2017 - March 2017

Total		$(1,180,775)	-1.11%		$2,186,974	2.05%	$1,006,199	0.94%

*Currencies — Forwards present notional amounts as converted to USD.

No individual contract’s unrealized profit or loss comprised greater than 5% of Members’ Capital as of June 30, 2017 and December 31, 2016. With respect to each commodity industry sector listed in the above chart, the net unrealized profit (loss) on open positions is the sum of the unrealized profits (losses) of long positions and short positions, netting unrealized losses against unrealized profits as applicable.  Net unrealized profit and loss provides a rough measure of the exposure of the Fund to the various sectors as of the date listed, although such exposure can change at any time.

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

Transfers of investments between different levels of the fair value hierarchy, if any, are recorded as of the beginning of the reporting period. There were no transfers to or from any level during the three or six month periods ended June 30, 2017 or the year ended December 31, 2016.

The Fund’s unrealized profit (loss) on open forwards and futures contracts, by the above fair value hierarchy levels, as of June 30, 2017 and December 31, 2016, are as follows:

2017

Net unrealized profit (loss) on open contracts	Total	Level I	Level II	Level III

Assets
Futures	$1,465,526	$1,333,479	$132,047	$—
Forwards	2,319,116	—	2,319,116	—
	$3,784,642	$1,333,479	$2,451,163	$—

Liabilities
Futures	$3,994,892	$3,560,811	$434,081	$—
Forwards	2,380,200	—	2,380,200	—
	$6,375,092	$3,560,811	$2,814,281	$—

June 30, 2017	$(2,590,450)	$(2,227,332)	$(363,118)	$—

2016

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Assets
Futures	$3,315,560	$2,983,356	$332,204	$—
Forwards	2,545,779	—	2,545,779	—
	$5,861,339	$2,983,356	$2,877,983	$—

Liabilities
Futures	$2,688,443	$1,527,806	$1,160,637	$—
Forwards	2,166,697	—	2,166,697	—
	$4,855,140	$1,527,806	$3,327,334	$—

December 31, 2016	$1,006,199	$1,455,550	$(449,351)	$—

The Fund’s volume of trading forwards and futures as of the six month period ended June 30, 2017 and year ended December 31, 2016 are representative of the activity throughout these periods.

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

The Fund maintains margin deposits and cash collateral with its futures and forwards brokers, respectively, based on the greater of exchange margin or amounts determined by the respective broker. At June 30, 2017 and December 31, 2016, the initial margin deposits (cash) are used to satisfy the margin requirements to establish the futures or forward contracts and are presented on the Statements of Financial Condition in Cash in the Equity in commodity trading accounts. The variation margin on open contracts is presented gross on the Statements of Financial Condition in Unrealized profit or loss on futures or forwards contracts, respectively. The Fund is subject to agreements which support the ability to settle net with its counterparties; however, the Fund has elected to present the related balances on the Statements of Financial Condition on a gross basis. The net of these amounts plus the restricted cash presented within the Cash in the Equity in commodity trading accounts on the Statements of Financial Condition represents the Fund’s net exposure.

The following table indicates the trading profits and losses before brokerage commissions, by commodity industry sector for each of the three and six month periods ended June 30, 2017 and 2016:

	For the three months ended	For the six months ended
	June 30, 2017	June 30, 2017
Commodity Industry	profit (loss)	profit (loss)
Sector	from trading, net	from trading, net

Agriculture	$1,687,968	$1,173,546
Currencies	(2,175,483)	(3,291,605)
Energy	(1,502,112)	(2,982,868)
Interest rates	(2,507,882)	(5,208,218)
Metals	(685,687)	(462,980)
Stock indices	1,305,879	5,373,820

Total, net	$(3,877,317)	$(5,398,305)

	For the three months ended	For the six months ended
	June 30, 2016	June 30, 2016
Commodity Industry	profit (loss)	profit (loss)
Sector	from trading, net	from trading, net

Agriculture	$1,386,360	$361,979
Currencies	(223,613)	(2,526,171)
Energy	(3,151,869)	(212,777)
Interest rates	2,838,660	7,891,606
Metals	(1,427,697)	(2,827,985)
Stock indices	(1,850,609)	(2,563,443)

Total, net	$(2,428,768)	$123,209

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

5.              RELATED PARTY TRANSACTIONS

MLAI owns 50 Class D Units which represent less than 1% of the Fund’s Net Asset Value as of June 30, 2017 and December 31, 2016.

MLAI, the Fund and certain other FuturesAccess Funds, MLAI’s HedgeAccess® Program of  hedge funds and other BofA Corp. funds (each a “Serviced Fund” and collectively, the “Serviced Funds”) have entered into a transfer agency and investor services agreement with Financial Data Services, Inc. (the “Transfer Agent”), a wholly owned subsidiary of BofA Corp. and affiliate of MLAI.  The Transfer Agent provides registrar, distribution disbursing agent, transfer agent and certain other services related to the issuance, redemption, exchange and transfer of Units.  The fees charged by the Transfer Agent for its services were 0.02% per year of the aggregate net assets of the Serviced Funds. The fee is paid monthly in arrears.  The Transfer Agent also receives reimbursement for its out-of-pocket expenses and certain extraordinary expenses.  MLAI allocates the Transfer Agent fees to each of the Serviced Funds, including the Fund, on a monthly basis based on each Serviced Fund’s net assets. The Transfer Agent fee allocated to the Fund for the three month periods ended June 30, 2017 and 2016 amounted to $4,558 and $6,189, respectively. The Transfer Agent fee allocated to the Fund for the six month periods ended June 30, 2017 and 2016 amounted to $9,770 and $12,719, respectively, of which $4,845 and $5,825 was payable to the Transfer Agent as of June 30, 2017 and December 31, 2016, respectively.

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

PERIOD-END NET ASSET VALUE PER UNIT CLASS A

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.
2016	$1.9322	$1.8827	$1.9169	$1.9244	$1.8487	$1.8465	$1.8329	$1.7545	$1.7463	$1.7194	$1.7459	$1.8024
2017	$1.6689	$1.6461	$1.6976	$1.6694	$1.6412	$1.6117	$1.6048	$1.5969	$1.5931	$1.5771	$1.5834	$1.5343

PERIOD-END NET ASSET VALUE PER UNIT CLASS C

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.
2016	$1.7403	$1.6947	$1.7248	$1.7308	$1.6620	$1.6594	$1.6460	$1.5750	$1.5670	$1.5420	$1.5652	$1.6160
2017	$1.4874	$1.4664	$1.5116	$1.4858	$1.4600	$1.4331	$1.4263	$1.4186	$1.4147	$1.3997	$1.4049	$1.3619

PERIOD-END NET ASSET VALUE PER UNIT CLASS D

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.
2016	$2.3107	$2.2529	$2.2952	$2.3056	$2.2163	$2.2150	$2.1995	$2.1069	$2.0983	$2.0672	$2.1005	$2.1704
2017	$2.0249	$1.9986	$2.0625	$2.0296	$1.9967	$1.9621	$1.9549	$1.9466	$1.9433	$1.9250	$1.9343	$1.8754

PERIOD-END NET ASSET VALUE PER UNIT CLASS I

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.
2016	$2.0155	$1.9641	$2.0002	$2.0084	$1.9297	$1.9278	$1.9137	$1.8324	$1.8241	$1.7962	$1.8243	$1.8836
2017	$1.7464	$1.7229	$1.7773	$1.7482	$1.7189	$1.6882	$1.6813	$1.6734	$1.6678	$1.6510	$1.6579	$1.6098

PERIOD-END NET ASSET VALUE PER UNIT CLASS M

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.
2016	$1.2366	$1.2056	$1.2283	$1.2340	$1.1870	$1.1868	$1.1785	$1.1289	$1.1243	$1.1077	$1.1255	$1.1619
2017	$1.0851	$1.0709	$1.1047	$1.0871	$1.0687	$1.0502	$1.0453	$1.0409	$1.0391	$1.0290	$1.0339	$1.0040

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

For the six month period ended June 30, 2017, Fund capital decreased 21.88% from $106,406,553 to $83,126,347. This decrease was attributable to the net loss from operations of $7,021,658 coupled with the redemption of 12,367,917 redeemable Units resulting in an outflow of $16,982,743.  The cash outflow was offset with cash inflow of $724,195 due to subscriptions of 580,450 Units. Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent months.

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

The Fund follows the ASC guidance on accounting for uncertain tax positions. This guidance provides how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements.  This guidance also requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Fund’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority.  Tax positions with respect to tax at the Fund level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. A prospective investor should be aware that, among other things, income taxes could have a material adverse effect on the periodic calculations of the Net Asset Value of the Fund, including reducing the Net Asset Value of the Fund to reflect reserves for income taxes, such as foreign withholding taxes, that may be payable by the Fund. This could cause benefits or detriments to certain investors, depending upon the timing of their entry and exit from the Fund. MLAI has analyzed the Fund’s tax positions and has concluded that a prior provision for income tax of $517,000, generated by trading in Spain, was previously required in the Fund’s financial statements. However, as a result of the expiry of the statute of limitations allowing for tax authority pursuit of portions of such exposure, MLAI subsequently reversed such provision. During the six months ended June 30, 2017, the entire $517,000 of such provision was reversed. This amount is reflected within other income on the Statements of Operations.  The following is the major tax jurisdiction for the Fund and the earliest tax year subject to examination: United States — 2013.

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

January 1, 2017 to June 30, 2017

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

April 1, 2017 to June 30, 2017

The Fund experienced a net trading loss of $3,877,317 before brokerage commissions and related fees in the second quarter of 2017. The Fund’s profits were primarily attributable to the agriculture and stock indices sectors.  The metals, energy, currency and interest rate sectors posted losses.

The agriculture sector posted profits to the Fund. Profits were posted to the Fund at the beginning of the second quarter as cattle       prices continued to rise on news of tight supplies, while cocoa prices fell on the prospect of increased supply from the Ivory Coast. Sugar prices fell on expectations of strong Brazilian exports, leading to gains. Profits were posted to the Fund in the middle of the quarter due to the Trading Program’s short position in sugar and long position in cattle. Sugar prices fell on news of higher than expected supplies from Brazil, while cattle prices rose following news that extreme weather in the U.S. Midwest may have killed thousands of animals. Losses were posted to the Fund at the end of the second quarter due to the Trading Program’s short positions in soy markets and wheat making the sector a negative contributor.

The stock indices sector posted profits to the Fund. Profits were posted to the Fund at the beginning through the middle of the second quarter. Global stock markets continued to rise in May, fuelled by strong U.S. jobs figures at the start of the month and expectations that the U.S. Federal Reserve may raise U.S. interest rates in June. Additionally, the victory of centrist Emmanuel Macron over the Eurosceptic Marine Le Pen in the French presidential election boosted European markets. The Trading Program made gains from its long positions in stock indices, despite a temporary mid-month reversal in stock markets. Losses were posted to the Fund at the end of the second quarter. The stock indices sector gave back most of its profits, ending June with gains from long positions in Asian and emerging market indices but losses from long positions in European indices.

The metals sector posted losses to the Fund. Losses were posted to the Fund at the beginning through the middle of the second quarter. The weaker U.S. dollar helped gold and silver advance, leading to losses from the metals sector in May. Losses were posted to the Fund at the end of the second quarter.

The energy sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the second quarter. Energy markets exhibited some sharp swings amid uncertainty over the impact of output cuts by major producers. Losses came from some of the Trading Program’s long oils positions amid demand concerns. Losses were posted to the Fund in the middle of the second quarter. The Trading Program’s short positions in oils markets made losses, after the decision by OPEC members and Russia to extend output cuts. Losses were posted to the Fund at the end of the second quarter. The energies sector gave back earlier profits in June as prices rose at the end of the month, leading to losses from the Trading Program’s short positions.

The currency sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the second quarter. The Trading Program’s net short Euro position incurred losses as the currency hit a five-month high against the U.S. dollar following the outcome of France’s presidential vote. The Trading Program’s net short British sterling position also made losses as the British sterling rallied in the aftermath of the announcement of a U.K. general election for early June. Gains came from the Trading Program’s short exposure to the Canadian dollar. Losses were posted to the Fund in the middle of the second quarter. The Dollar Index fell in May, leading to losses from the Trading Program’s long U.S. dollar positions against major currencies. Losses were posted to the Fund at the end of the second quarter. Performance from currencies were mixed in June as the Trading Program’s  long exposures to the New Zealand dollar and the Mexican peso were profitable, but losses came from the Trading Program’s short exposure to the Canadian dollar, which rose on hints that Canadian rates could rise earlier than expected.

The interest rate sector posted losses to the Fund. Losses were posted to the Fund at the beginning through the middle of the second quarter. Performance in fixed income markets were muted in May. Small profits from the Trading Program’s long position in the Italian 10 year bond were not enough to offset losses in other fixed income markets. Losses were posted to the Fund at the end of the second quarter. The bonds sector had been profitable up until the final week of June, but ended as the main underperformer, with the Trading Program’s long positions in U.K. and European bonds among the worst performers.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Fund’s open positions by market category for the fiscal period. For the six month periods ended June 30, 2017 and 2016, the Fund’s average capitalization was $96,079,821 and $125,199,451, respectively.

June 30, 2017

	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Agriculture	$1,610,441	1.68%	$1,776,989	$1,372,850
Currencies	3,070,733	3.20%	3,912,231	2,150,051
Energy	379,700	0.40%	465,455	313,492
Interest Rates	2,038,485	2.12%	2,816,901	1,405,097
Metals	317,758	0.33%	493,221	171,724
Stock Indices	2,024,696	2.11%	2,767,375	1,422,222

Total	$9,441,813	9.84%	$12,232,172	$6,835,436

June 30, 2016

	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Agriculture	$964,376	0.77%	$1,250,659	$786,143
Currencies	4,448,214	3.55%	5,335,631	3,235,409
Energy	240,893	0.19%	365,177	106,389
Interest Rates	2,069,351	1.65%	3,892,807	585,432
Metals	1,408,215	1.12%	2,272,813	497,285
Stock Indices	599,023	0.48%	1,182,567	16,723

Total	$9,730,072	7.76%	$14,299,654	$5,227,381

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

The following were the primary trading risk exposures of the Fund as of December 31, 2016, by market sector. There have been no material changes at June 30, 2017.

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

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the primary non-trading risk exposures of the Fund as of December 31, 2016. There have been no material changes at June 30, 2017.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

MLAI’s Chief Executive Officer and Chief Financial Officer, on behalf of the Fund, have evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act) with respect to the Fund as of the end of the quarter which ended June 30, 2017, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting (in connection with Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act) occurred during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

The Fund’s sales of unregistered securities are as follows for each Class of Units:

CLASS A

	Subscription
	Amount	Units	NAV (1)
1/01/2017	$24,375	14,653	$1.6560
1/16/2017	—	—	1.6689
2/01/2017	—	—	1.6461
2/16/2017	24,500	14,368	1.6976
3/01/2017	—	—	1.6694
3/16/2017	—	—	1.6412
4/01/2017	—	—	1.6117
4/16/2017	—	—	1.6048
5/01/2017	—	—	1.5969
5/16/2017	—	—	1.5931
6/01/2017	49,500	31,226	1.5771
6/16/2017	—	—	1.5834
7/01/2017		—	1.5343

CLASS C*

	Subscription
	Amount	Units	NAV (1)
1/01/2017	$50,000	33,693	$1.4766
1/16/2017	—	—	1.4874
2/01/2017	146,000	99,043	1.4664
2/16/2017	—	—	1.5116
3/01/2017	—	—	1.4858
3/16/2017	—	—	1.4600
4/01/2017	—	—	1.4331
4/16/2017	—	—	1.4263
5/01/2017	—	—	1.4186
5/16/2017	—	—	1.4147
6/01/2017	—	—	1.3997
6/16/2017	—	—	1.4049
7/01/2017	—	—	1.3619

CLASS D

	Subscription
	Amount	Units	NAV (1)
1/01/2017	$—	—	$2.0080
1/16/2017	—	—	2.0249
2/01/2017	—	—	1.9986
2/16/2017	—	—	2.0625
3/01/2017	—	—	2.0296
3/16/2017	—	—	1.9967
4/01/2017	—	—	1.9621
4/16/2017	—	—	1.9549
5/01/2017	—	—	1.9466
5/16/2017	—	—	1.9433
6/01/2017	—	—	1.9250
6/16/2017	—	—	1.9343
7/01/2017	—	—	1.8754

CLASS I

	Subscription
	Amount	Units	NAV (1)
1/01/2017	$—	—	$1.7327
1/16/2017	—	—	1.7464
2/01/2017	31,000	17,896	1.7229
2/16/2017	—	—	1.7773
3/01/2017	—	—	1.7482
3/16/2017	—	—	1.7189
4/01/2017	—	—	1.6882
4/16/2017	—	—	1.6813
5/01/2017	—	—	1.6734
5/16/2017	—	—	1.6678
6/01/2017	—	—	1.6510
6/16/2017	—	—	1.6579
7/01/2017	—	—	1.6098

CLASS M

	Subscription
	Amount	Units	NAV (1)
1/01/2017	$308,088	285,135	$1.0759
1/16/2017	—	—	1.0851
2/01/2017	15,000	13,948	1.0709
2/16/2017	—	—	1.1047
3/01/2017	—	—	1.0871
3/16/2017	75,732	70,488	1.0687
4/01/2017	—	—	1.0502
4/16/2017	—	—	1.0453
5/01/2017	—	—	1.0409
5/16/2017	—	—	1.0391
6/01/2017	—	—	1.0290
6/16/2017	—	—	1.0339
7/01/2017	—	—	1.0040

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

31.01 and 31.02                               Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01 and 31.02                                     Are filed herewith.

32.01 and 32.02                               Section 1350 Certifications

Exhibit 32.01 and 32.02                                     Are filed herewith.

Exhibit 101   Are filed herewith.

The following materials from the Fund’s quarterly Report on Form 10-Q for the three and six month periods ended June 30, 2017 formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Financial Condition (ii) Statements of Operations (iii) Statements of Changes in Members’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASPECT FUTURESACCESS LLC
.

	By:	MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(Manager)

Date: August 11, 2017	By:	/s/ NANCY FAHMY
Nancy Fahmy
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 11, 2017	By:	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial Officer)