Form 10-Q
period 2017-09-30
Aspect FuturesAccess LLC
filed 2017-11-14
CIK 1309132

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Yes ☐    No ☒

As of September 30, 2017, 52,451,237 units of limited liability company interest were outstanding.

ASPECT FUTURESACCESS LLC

QUARTERLY REPORT FOR SEPTEMBER 30, 2017 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

ASPECT FUTURESACCESS LLC

(A Delaware Limited Liability Company)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	September 30,	December 31,
	2017	2016
ASSETS:
Equity in commodity trading accounts:
Cash (including restricted cash of $20,020,374 for 2017 and $18,554,979 for 2016)	$76,541,685	$108,234,200
Unrealized profit on open futures contracts	3,077,818	3,315,560
Unrealized profit on open forwards contracts	1,449,330	2,545,779
Cash and cash equivalents	462,239	498,940
Other assets	52,963	29,752

TOTAL ASSETS	$81,584,035	$114,624,231

LIABILITIES AND MEMBERS’ CAPITAL:
LIABILITIES:
Brokerage commissions payable	$14,002	$13,237
Sponsor and Advisory fees payable	190,043	364,710
Redemptions payable	4,551,164	2,168,565
Unrealized loss on open futures contracts	2,636,155	2,688,443
Unrealized loss on open forwards contracts	2,716,702	2,166,697
Other liabilities	281,553	816,026

Total liabilities	10,389,619	8,217,678

MEMBERS’ CAPITAL:
Members’ Capital (52,451,237 Units and 71,901,800 Units outstanding; unlimited Units authorized)	71,194,416	106,406,553
Total Members’ Capital	71,194,416	106,406,553

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$81,584,035	$114,624,231

NET ASSET VALUE PER UNIT:

Class A	$1.5120	$1.6560
Class C	$1.3388	$1.4766
Class D	$1.8541	$2.0080
Class I	$1.5881	$1.7327
Class M	$0.9932	$1.0759

See notes to financial statements.

ASPECT FUTURESACCESS LLC

(A Delaware Limited Liability Company)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016
TRADING PROFIT (LOSS):

Realized, net	$(2,162,344)	$2,040,758	$(3,964,000)	$(4,086,728)
Change in unrealized, net	1,764,741	(3,405,110)	(1,831,908)	2,845,585
Brokerage commissions	(113,449)	(96,525)	(319,559)	(322,670)

Total trading profit (loss), net	(511,052)	(1,460,877)	(6,115,467)	(1,563,813)

INVESTMENT INCOME (EXPENSE):
Interest, net	194,953	57,588	494,222	158,413
Other income	—	—	517,000	647,420
Total investment income (expense)	194,953	57,588	1,011,222	805,833

EXPENSES:
Management fee	336,055	607,422	1,308,735	1,883,724
Sponsor fee	391,085	593,168	1,333,623	1,850,884
Performance fee	—	—	—	330,158
Other	131,401	168,295	449,695	444,444
Total expenses	858,541	1,368,885	3,092,053	4,509,210

NET INVESTMENT INCOME (LOSS)	(663,588)	(1,311,297)	(2,080,831)	(3,703,377)

NET INCOME (LOSS)	$(1,174,640)	$(2,772,174)	$(8,196,298)	$(5,267,190)

NET INCOME (LOSS) PER UNIT:

Weighted average number of Units outstanding
Class A	12,432,571	14,200,292	13,357,519	14,186,336
Class C	36,810,316	49,261,931	40,381,379	50,102,053
Class D	1,920,371	2,170,371	1,920,371	2,170,371
Class I	804,139	1,261,196	943,059	1,240,020
Class M	5,701,802	9,004,926	6,916,197	8,509,630

Net income (loss) per weighted average Unit
Class A	$(0.0221)	$(0.0381)	$(0.1418)	$(0.0711)
Class C	$(0.0215)	$(0.0386)	$(0.1333)	$(0.0743)
Class D	$(0.0214)	$(0.0385)	$(0.1539)	$(0.0589)
Class I	$(0.0201)	$(0.0385)	$(0.1388)	$(0.0690)
Class M	$(0.0091)	$(0.0219)	$(0.0711)	$(0.0382)

See notes to financial statements.

ASPECT FUTURESACCESS LLC

(A Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE  NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

(unaudited) (in Units)

	Members’ Units December 31, 2015	Subscriptions	Redemptions	Members’ Units September 30, 2016	Members’ Units December 31, 2016	Subscriptions	Redemptions	Members’ Units September 30, 2017
Class A	13,784,327	1,182,248	(1,076,144)	13,890,431	14,454,830	142,531	(4,928,204)	9,669,157
Class C	50,633,610	2,232,076	(4,184,470)	48,681,216	45,337,665	132,736	(10,705,659)	34,764,742
Class D	2,170,371	—	—	2,170,371	1,920,371	—	—	1,920,371
Class I	1,177,582	94,065	(10,451)	1,261,196	1,077,016	17,896	(398,043)	696,869
Class M	7,646,193	2,465,214	(1,067,968)	9,043,439	9,111,918	534,427	(4,246,247)	5,400,098

Total Members’ Units	75,412,083	5,973,603	(6,339,033)	75,046,653	71,901,800	827,590	(20,278,153)	52,451,237

See notes to financial statements.

ASPECT FUTURESACCESS LLC

(A Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

(unaudited)

	Members’ Capital December 31, 2015	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital September 30, 2016	Members’ Capital December 31, 2016	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital September 30, 2017
Class A	$25,267,334	$2,224,230	$(1,986,982)	$(1,007,960)	$24,496,622	$23,937,426	$227,400	$(7,650,140)	$(1,894,511)	$14,620,175
Class C	83,632,250	3,723,000	(6,852,067)	(3,721,142)	76,782,041	66,943,683	196,000	(15,212,598)	(5,383,470)	46,543,615
Class D	4,755,051	—	—	(127,914)	4,627,137	3,856,070	—	—	(295,575)	3,560,495
Class I	2,250,929	181,766	(20,125)	(85,504)	2,327,066	1,866,159	31,000	(659,551)	(130,917)	1,106,691
Class M	8,966,272	2,950,172	(1,268,022)	(324,670)	10,323,752	9,803,215	563,820	(4,511,770)	(491,825)	5,363,440

Total Members’ Capital	$124,871,836	$9,079,168	$(10,127,196)	$(5,267,190)	$118,556,618	$106,406,553	$1,018,220	$(28,034,059)	$(8,196,298)	$71,194,416

See notes to financial statements.

ASPECT FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2017 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class M
Per Unit Operating Performance:

Net asset value, beginning of period	$1.5343	$1.3619	$1.8754	$1.6098	$1.0040

Net realized and net change in unrealized trading profit (loss)	(0.0091)	(0.0080)	(0.0112)	(0.0095)	(0.0060)
Brokerage commissions	(0.0022)	(0.0019)	(0.0027)	(0.0023)	(0.0014)
Interest income, net	0.0037	0.0033	0.0046	0.0039	0.0025
Expenses (d)	(0.0147)	(0.0165)	(0.0120)	(0.0138)	(0.0059)

Net asset value, end of period	$1.5120	$1.3388	$1.8541	$1.5881	$0.9932

Total Return: (a) (c)

Total return before Performance fees	-1.45%	-1.69%	-1.14%	-1.35%	-1.07%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%
Total return after Performance fees	-1.45%	-1.69%	-1.14%	-1.35%	-1.07%

Ratios to Average Members’ Capital: (c)

Expenses (excluding Performance fees) (b)	0.96%	1.21%	0.65%	0.86%	0.58%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%
Expenses (including Performance fees)	0.96%	1.21%	0.65%	0.86%	0.58%

Net investment income (loss) (excluding Performance fees)	-0.71%	-0.96%	-0.40%	-0.61%	-0.34%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%
Net investment income (loss) (including Performance fees)	-0.71%	-0.96%	-0.40%	-0.61%	-0.34%

(a) The total return is calculated for each class taken as a whole based on the change in net asset value.  An individual member’s return may vary from these returns based on timing of capital transactions.

(b) The expense ratios do not include brokerage commissions.

(c) The ratios and total return are not annualized.

(d) Expenses are presented net inclusive of other income.

See notes to financial statements.

ASPECT FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class M
Per Unit Operating Performance:

Net asset value, beginning of period	$1.6560	$1.4766	$2.0080	$1.7327	$1.0759

Net realized and net change in unrealized trading profit (loss)	(0.1061)	(0.0942)	(0.1295)	(0.1113)	(0.0694)
Brokerage commissions	(0.0057)	(0.0050)	(0.0069)	(0.0059)	(0.0037)
Interest income, net	0.0088	0.0078	0.0108	0.0093	0.0058
Expenses (d)	(0.0410)	(0.0464)	(0.0283)	(0.0367)	(0.0154)

Net asset value, end of period	$1.5120	$1.3388	$1.8541	$1.5881	$0.9932

Total Return: (a) (c)

Total return before Performance fees	-8.70%	-9.33%	-7.67%	-8.35%	-7.68%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%
Total return after Performance fees	-8.70%	-9.33%	-7.67%	-8.35%	-7.68%

Ratios to Average Members’ Capital: (c)

Expenses (excluding Performance fees) (b)	3.04%	3.79%	1.98%	2.74%	1.92%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%
Expenses (including Performance fees)	3.04%	3.79%	1.98%	2.74%	1.92%

Net investment income (loss) (excluding Performance fees)	-1.94%	-2.60%	-0.88%	-1.44%	-0.66%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%
Net investment income (loss) (including Performance fees)	-1.94%	-2.60%	-0.88%	-1.44%	-0.66%

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

The Fund considers all highly liquid investments, with a maturity of three months or less when acquired, to be cash equivalents classified as Level II within the fair value hierarchy discussed in Note 3. As of September 30, 2017, the Fund held no cash equivalents. Cash was held at a nationally recognized financial institution.

In the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of the Fund as of September 30, 2017 and December 31, 2016 and the results of its operations for the three and nine month periods ended September 30, 2017 and 2016.  However, the operating results for the interim periods may not be indicative of the results for the full year.

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

2.              CONDENSED SCHEDULES OF INVESTMENTS

The Fund’s investments, defined as unrealized profit (loss) on open contracts on the Statements of Financial Condition, as of September 30, 2017 and December 31, 2016, are as follows:

September 30, 2017

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts/Notional*	Profit (Loss)	Members’ Capital	Contracts/Notional*	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	100	$(89,091)	-0.13%	(787)	$20,139	0.03%	$(68,952)	-0.10%	November 2017 - February 2018
Currencies - Futures	4	2,944	0.00%	(4)	(64)	0.00%	2,880	0.00%	December 2017
Currencies - Forwards*	165,233,420	(2,227,889)	-3.13%	(129,074,174)	960,517	1.35%	(1,267,372)	-1.78%	December 2017
Energy	401	700,561	0.98%	(150)	(185,614)	-0.26%	514,947	0.72%	October 2017 - December 2017
Interest rates	1,335	(657,647)	-0.92%	(791)	272,510	0.38%	(385,137)	-0.54%	December 2017 - March 2020
Metals	331	(978,761)	-1.37%	(96)	113,095	0.16%	(865,666)	-1.21%	October 2017 - January 2018
Stock indices	1,391	1,170,155	1.64%	(164)	73,436	0.10%	1,243,591	1.74%	October 2017 - December 2017

Total		$(2,079,728)	-2.93%		$1,254,019	1.76%	$(825,709)	-1.17%

December 31, 2016

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts/Notional*	Profit (Loss)	Members’ Capital	Contracts/Notional*	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	455	$(151,581)	-0.14%	(710)	$394,646	0.37%	$243,065	0.23%	February 2017 - April 2017
Currencies - Futures	3	(7,065)	-0.01%	(27)	14,105	0.01%	7,040	0.00%	March 2017
Currencies - Forwards*	155,465,380	(771,410)	-0.72%	(199,845,797)	1,150,492	1.08%	379,082	0.36%	March 2017
Energy	190	255,974	0.24%	(40)	(56,180)	-0.05%	199,794	0.19%	January 2017 - March 2017
Interest rates	510	308,025	0.29%	(3,415)	173,276	0.16%	481,301	0.45%	March 2017 - June 2019
Metals	280	(1,436,353)	-1.35%	(195)	501,993	0.47%	(934,360)	-0.88%	February 2017 - April 2017
Stock indices	1,087	621,635	0.58%	(429)	8,642	0.01%	630,277	0.59%	January 2017 - March 2017

Total		$(1,180,775)	-1.11%		$2,186,974	2.05%	$1,006,199	0.94%

*Currencies – Forwards present notional amounts as converted to USD.

No individual contract’s unrealized profit or loss comprised greater than 5% of Members’ Capital as of September 30, 2017 and December 31, 2016. With respect to each commodity industry sector listed in the above chart, the net unrealized profit (loss) on open positions is the sum of the unrealized profits (losses) of long positions and short positions, netting unrealized losses against unrealized profits as applicable.  Net unrealized profit and loss provides a rough measure of the exposure of the Fund to the various sectors as of the date listed, although such exposure can change at any time.

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

Transfers of investments between different levels of the fair value hierarchy, if any, are recorded as of the beginning of the reporting period. There were no transfers to or from any level during the three or nine month periods ended September 30, 2017 or the year ended December 31, 2016.

The Fund’s unrealized profit (loss) on open forwards and futures contracts, by the above fair value hierarchy levels, as of September 30, 2017 and December 31, 2016, are as follows:

2017

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Assets
Futures	$3,077,818	$2,988,475	$89,343	$—
Forwards	1,449,330	—	1,449,330	—
	$4,527,148	$2,988,475	$1,538,673	$—

Liabilities
Futures	$2,636,155	$1,874,393	$761,762	$—
Forwards	2,716,702	—	2,716,702	—
	$5,352,857	$1,874,393	$3,478,464	$—

September 30, 2017	$(825,709)	$1,114,082	$(1,939,791)	$—

2016

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Assets
Futures	$3,315,560	$2,983,356	$332,204	$—
Forwards	2,545,779	—	2,545,779	—
	$5,861,339	$2,983,356	$2,877,983	$—

Liabilities
Futures	$2,688,443	$1,527,806	$1,160,637	$—
Forwards	2,166,697	—	2,166,697	—
	$4,855,140	$1,527,806	$3,327,334	$—

December 31, 2016	$1,006,199	$1,455,550	$(449,351)	$—

The Fund’s volume of trading forwards and futures as of the nine month period ended September 30, 2017 and year ended December 31, 2016 are representative of the activity throughout these periods.

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

The Fund maintains margin deposits and cash collateral with its futures and forwards brokers, respectively, based on the greater of exchange margin or amounts determined by the respective broker. At September 30, 2017 and December 31, 2016, the initial margin deposits (cash) are used to satisfy the margin requirements to establish the futures or forward contracts and are presented on the Statements of Financial Condition in Cash in the Equity in commodity trading accounts. The variation margin on open contracts is presented gross on the Statements of Financial Condition in Unrealized profit or loss on futures or forwards contracts, respectively. The Fund is subject to agreements which support the ability to settle net with its counterparties; however, the Fund has elected to present the related balances on the Statements of Financial Condition on a gross basis. The net of these amounts plus the restricted cash presented within the Cash in the Equity in commodity trading accounts on the Statements of Financial Condition represents the Fund’s net exposure.

The following table indicates the trading profits and losses before brokerage commissions, by commodity industry sector for each of the three and nine month periods ended September 30, 2017 and 2016:

	For the three months ended	For the nine months ended
	September 30, 2017	September 30, 2017
Commodity Industry	profit (loss)	profit (loss)
Sector	from trading, net	from trading, net

Agriculture	$(2,117,517)	$(943,971)
Currencies	(1,500,359)	(4,791,964)
Energy	843,873	(2,138,995)
Interest rates	(204,325)	(5,412,543)
Metals	25,113	(437,867)
Stock indices	2,555,612	7,929,432

Total, net	$(397,603)	$(5,795,908)

	For the three months ended	For the nine months ended
	September 30, 2016	September 30, 2016
Commodity Industry	profit (loss)	profit (loss)
Sector	from trading, net	from trading, net

Agriculture	$(363,509)	$(1,530)
Currencies	(228,995)	(2,755,166)
Energy	(984,339)	(1,197,116)
Interest rates	(1,077,937)	6,813,669
Metals	91,843	(2,736,142)
Stock indices	1,198,585	(1,364,858)

Total, net	$(1,364,352)	$(1,241,143)

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

5.   RELATED PARTY TRANSACTIONS

MLAI owns 50 Class D Units which represent less than 1% of the Fund’s Net Asset Value as of September 30, 2017 and December 31, 2016.

MLAI, the Fund and certain other FuturesAccess Funds, MLAI’s HedgeAccess® Program of hedge funds and other BofA Corp. funds (each a “Serviced Fund” and collectively, the “Serviced Funds”) have entered into a transfer agency and investor services agreement with Financial Data Services, Inc. (the “Transfer Agent”), a wholly owned subsidiary of BofA Corp. and affiliate of MLAI.  The Transfer Agent provides registrar, distribution disbursing agent, transfer agent and certain other services related to the issuance, redemption, exchange and transfer of Units.  The fees charged by the Transfer Agent for its services were 0.02% per year of the aggregate net assets of the Serviced Funds. The fee is paid monthly in arrears.  The Transfer Agent also receives reimbursement for its out-of-pocket expenses and certain extraordinary expenses.  MLAI allocates the Transfer Agent fees to each of the Serviced Funds, including the Fund, on a monthly basis based on each Serviced Fund’s net assets. The Transfer Agent fee allocated to the Fund for the three month periods ended September 30, 2017 and 2016 amounted to $4,003 and $5,089, respectively. The Transfer Agent fee allocated to the Fund for the nine month periods ended September 30, 2017 and 2016 amounted to $13,773 and $17,809, respectively, of which $4,328 and $5,825 was payable to the Transfer Agent as of September 30, 2017 and December 31, 2016, respectively.

Brokerage commissions, interest, net and Sponsor fees, as presented on the Statements of Operations, are all received from or paid to related parties. Equity in commodity trading accounts, including cash and Unrealized profit (loss), as presented on the Statements of Financial Condition are held with a related party.

As of September 1, 2017, the Management Fee for the Class A, Class I, Class D and Class M Units has been reduced from 2% to 1% of the Net Asset Value of each Class of Units and the Trading Advisor will no longer share its Management Fee with the Sponsor.  In connection with the fee reduction and the cessation of the fee sharing, the Class D Units, which were not previously subject to a Sponsor’s Fee, will now pay a Sponsor’s Fee equal to 0.75% of the Net Asset Value of the Class D Units.

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

PERIOD-END NET ASSET VALUE PER UNIT CLASS A

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.	Jul. 15th	Jul.	Aug. 15th	Aug.	Sep. 15th	Sep.
2016	$1.9322	$1.8827	$1.9169	$1.9244	$1.8487	$1.8465	$1.8329	$1.7545	$1.7463	$1.7194	$1.7459	$1.8024	$1.7918	$1.8132	$1.8113	$1.7594	$1.7061	$1.7636
2017	$1.6689	$1.6461	$1.6976	$1.6694	$1.6412	$1.6117	$1.6048	$1.5969	$1.5931	$1.5771	$1.5834	$1.5343	$1.5291	$1.5399	$1.5201	$1.5863	$1.5298	$1.5120

PERIOD-END NET ASSET VALUE PER UNIT CLASS C

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.	Jul. 15th	Jul.	Aug. 15th	Aug.	Sep. 15th	Sep.
2016	$1.7403	$1.6947	$1.7248	$1.7308	$1.6620	$1.6594	$1.6460	$1.5750	$1.5670	$1.5420	$1.5652	$1.6160	$1.6057	$1.6242	$1.6219	$1.5748	$1.5264	$1.5772
2017	$1.4874	$1.4664	$1.5116	$1.4858	$1.4600	$1.4331	$1.4263	$1.4186	$1.4147	$1.3997	$1.4049	$1.3619	$1.3568	$1.3658	$1.3476	$1.4057	$1.3551	$1.3388

PERIOD-END NET ASSET VALUE PER UNIT CLASS D

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.	Jul. 15th	Jul.	Aug. 15th	Aug.	Sep. 15th	Sep.
2016	$2.3107	$2.2529	$2.2952	$2.3056	$2.2163	$2.2150	$2.1995	$2.1069	$2.0983	$2.0672	$2.1005	$2.1704	$2.1590	$2.1862	$2.1854	$2.1242	$2.0611	$2.1320
2017	$2.0249	$1.9986	$2.0625	$2.0296	$1.9967	$1.9621	$1.9549	$1.9466	$1.9433	$1.9250	$1.9343	$1.8754	$1.8703	$1.8847	$1.8616	$1.9439	$1.8753	$1.8541

PERIOD-END NET ASSET VALUE PER UNIT CLASS I

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.	Jul. 15th	Jul.	Aug. 15th	Aug.	Sep. 15th	Sep.
2016	$2.0155	$1.9641	$2.0002	$2.0084	$1.9297	$1.9278	$1.9137	$1.8324	$1.8241	$1.7962	$1.8243	$1.8836	$1.8728	$1.8955	$1.8940	$1.8401	$1.7846	$1.8451
2017	$1.7464	$1.7229	$1.7773	$1.7482	$1.7189	$1.6882	$1.6813	$1.6734	$1.6678	$1.6510	$1.6579	$1.6098	$1.6047	$1.6163	$1.5958	$1.6655	$1.6065	$1.5881

PERIOD-END NET ASSET VALUE PER UNIT CLASS M

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.	Jul. 15th	Jul.	Aug. 15th	Aug.	Sep. 15th	Sep.
2016	$1.2366	$1.2056	$1.2283	$1.2340	$1.1870	$1.1868	$1.1785	$1.1289	$1.1243	$1.1077	$1.1255	$1.1619	$1.1559	$1.1704	$1.1701	$1.1375	$1.1037	$1.1416
2017	$1.0851	$1.0709	$1.1047	$1.0871	$1.0687	$1.0502	$1.0453	$1.0409	$1.0391	$1.0290	$1.0339	$1.0040	$1.0013	$1.0090	$0.9966	$1.0407	$1.0042	$0.9932

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

For the nine month period ended September 30, 2017, Fund capital decreased 33.09% from $106,406,553 to $71,194,416. This decrease was attributable to the net loss from operations of $8,196,298 coupled with the redemption of 20,278,153 redeemable Units resulting in an outflow of $28,034,059.  The cash outflow was offset with cash inflow of $1,018,220 due to subscriptions of 827,590 Units. Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent months.

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

The Fund follows the ASC guidance on accounting for uncertain tax positions. This guidance provides how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements.  This guidance also requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Fund’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority.  Tax positions with respect to tax at the Fund level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. A prospective investor should be aware that, among other things, income taxes could have a material adverse effect on the periodic calculations of the Net Asset Value of the Fund, including reducing the Net Asset Value of the Fund to reflect reserves for income taxes, such as foreign withholding taxes, that may be payable by the Fund. This could cause benefits or detriments to certain investors, depending upon the timing of their entry and exit from the Fund. MLAI has analyzed the Fund’s tax positions and has concluded that a prior provision for income tax of $517,000, generated by trading in Spain, was previously required in the Fund’s financial statements. However, as a result of the expiry of the statute of limitations allowing for tax authority pursuit of portions of such exposure, MLAI subsequently reversed such provision. During the nine months ended September 30, 2017, the entire $517,000 of such provision was reversed. This amount is reflected within other income on the Statements of Operations.  The following is the major tax jurisdiction for the Fund and the earliest tax year subject to examination: United States – 2013.

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

January 1, 2017 to September 30, 2017

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

July 1, 2017 to September 30, 2017

The Fund experienced a net trading loss of $397,603 before brokerage commissions and related fees in the third quarter of 2017. The Fund’s profits were primarily attributable to the stock indices, energy and metal sectors.  The interest rates, currency and agriculture sectors posted losses.

The stock indices sector posted profits to the Fund. Profits were posted to the Fund at the beginning of the third quarter. The Trading Program made profits from its continued net long exposure to stock indices as long positions in Asian emerging markets dominated those profits. Profits were posted to the Fund in the middle of the second quarter. Early in August the Dow Jones hit a record high following a strong U.S. jobs report, but shortly afterwards the escalating tension between the U.S. and North Korea contributed to a significant fall in global stock markets although stock markets later recovered. Long positions in Asian and emerging market indices made profits, with the exception of the Korean Kospi 200. Profits were posted to the Fund at the end of the third quarter. The Federal Reserve, European Central Bank and Bank of England all sent signals that they may tighten before the end of the year. In the United Kingdom, data showed inflation above its target level and lowering unemployment. Global stock markets rallied as a result, leading to profits from the Trading Program’s long positions.

The energy sector posted profits to the Fund. Profits were posted to the Fund at the beginning through the middle of the third quarter. Prices of refined oil products jumped in August as Hurricane Harvey led to the shutdown of major US refineries and the closure of several key pipelines. Profits were posted to the Fund at the end of the third quarter. Oil markets rose at the end of September on speculation of potential supply disruptions in the Middle East, leading to profits from the Trading Program’s long positions in gas oil and Brent crude positions.

The metals sector posted profits to the Fund. Profits were posted to the Fund through the middle of the third quarter. Long positions in copper were among the top markets in August, largely driven by signs of strong demand from China, while the Trading Program’s long gold position benefited from safe haven appeal during the month. Losses were posted to the Fund at the end of the third quarter as copper prices fell on signs of a weakening demand from China. Losses also came from the Trading Program’s long gold position as geopolitical concerns faded.

The interest rate sector posted losses to the Fund. Profits were posted to the Fund at the beginning of the third quarter. Fixed income markets were generally quiet throughout July as the Trading Program made small profits from its net long exposures. Profits were posted to the Fund in the middle of the third quarter. Bond yields generally fell in August driven by signs that the U.S. might refrain from raising rates further and later by safe haven appeal amid geopolitical tension. The Trading Program’s long positions in European, Japanese and shorter-dated U.S. bonds all contributed positively. Losses were posted to the Fund at the end of the third quarter due to the Trading Program’s long positions in the United Kingdom and European bond positions.

The currency sector posted losses to the Fund. Profits were posted to the Fund at the beginning of the third quarter. On balance the Trading Program was able to make profits from the sector but some of the best and worst markets were currency markets. The Trading Program was positioned to capture the U.S. dollar weakness successfully against the New Zealand dollar, Australian dollar and Brazilian real but it was the wrong way around against the Japanese yen. Aided by resurgent oil prices, the Norwegian krone rallied against its longer term bearish trend, making it the Trading Program’s worst performer. Losses were posted to the Fund in the middle of the third quarter as the Trading Program’s short U.S. dollar positions against commodity currencies were the key underperformers. Also, the New Zealand dollar fell amid signs that the country will keep interest rates on hold for longer. Losses were posted to the Fund at the end of the third quarter as the British sterling rallied after the Bank of England’s hawkish commentary, leading to losses. Other short U.S. dollar positions also struggled.

The agriculture sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the third quarter due to the Trading Program’s short positions in sugar, coffee and soy. Adverse weather conditions in Brazil impacted the outlook for crop yields in coffee and sugar. Profits were posted to the Fund in the middle of the third quarter. The Trading Program’s short positions in sugar and soy markets benefited as prices resumed their falls on signs of strong harvests. Losses were posted to the Fund at the end of the third quarter due to the Trading Program’s short positions in soy and wheat markets.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Fund’s open positions by market category for the fiscal period. For the nine month periods ended September 30, 2017 and 2016, the Fund’s average capitalization was $90,382,464 and $123,554,393, respectively.

September 30, 2017

	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Agriculture	$1,116,575	1.24%	$1,776,989	$113,189
Currencies	2,767,597	3.06%	3,912,231	1,898,765
Energy	712,523	0.79%	1,483,670	313,492
Interest Rates	1,962,990	2.17%	2,816,901	1,405,097
Metals	651,670	0.72%	1,420,504	171,724
Stock Indices	2,460,334	2.72%	3,586,652	1,422,222

Total	$9,671,689	10.70%	$14,996,947	$5,324,489

September 30, 2016

	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Agriculture	$997,535	0.81%	$1,250,659	$786,143
Currencies	3,420,482	2.76%	5,335,631	1,304,625
Energy	403,483	0.33%	780,510	106,389
Interest Rates	3,479,344	2.82%	6,747,550	585,432
Metals	1,079,914	0.86%	2,272,813	404,584
Stock Indices	676,103	0.55%	1,182,567	16,723

Total	$10,056,861	8.13%	$17,569,730	$3,203,896

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

The following were the primary trading risk exposures of the Fund as of December 31, 2016, by market sector. There have been no material changes at September 30, 2017.

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

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the primary non-trading risk exposures of the Fund as of December 31, 2016. There have been no material changes at September 30, 2017.

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

Risk Management

With respect to market and liquidity risk, the Trading Advisor employs a value-at-risk methodology and other risk management procedures to monitor the exposure of the Trading Program to this risk within pre-defined guidelines.  If risk exceeds the maximum prescribed level, risk reducing investments will be entered into.  Additionally, the Trading Advisor has developed mechanisms designed to ensure that risk is controlled effectively at both an individual market and portfolio level.  In seeking to control the risks of the Trading Program, the Trading Advisor may intervene in the risk management framework in extreme market situations where the Trading Advisor believes that an intervention is in the best interests of its clients.  The Trading Advisor has an Operational Risk Committee, which is responsible for managing all operational risk affecting the Trading Advisor.  Operational risk is defined as the risk of loss resulting from inadequate or failed processes, people and systems or external events.  It includes the risk of failure of a broker or other service provider, the risk of the loss of investment or operational capability at the Trading Advisor, the risk of breaches of intellectual property security and the risk of breaches of law or regulation.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

MLAI’s Chief Executive Officer and Chief Financial Officer, on behalf of the Fund, have evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act) with respect to the Fund as of the end of the quarter which ended September 30, 2017, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting (in connection with Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act) occurred during the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

The Fund’s sales of unregistered securities are as follows for each Class of Units:

CLASS A

	Subscription
	Amount	Units	NAV (1)
1/01/2017	$24,375	14,653	$1.6560
1/16/2017	—	—	1.6689
2/01/2017	—	—	1.6461
2/16/2017	24,500	14,368	1.6976
3/01/2017	—	—	1.6694
3/16/2017	—	—	1.6412
4/01/2017	—	—	1.6117
4/16/2017	—	—	1.6048
5/01/2017	—	—	1.5969
5/16/2017	—	—	1.5931
6/01/2017	49,500	31,226	1.5771
6/16/2017	—	—	1.5834
7/01/2017		—	1.5343
7/16/2017	—	—	1.5291
8/01/2017	49,875	32,388	1.5399
8/16/2017	—	—	1.5201
9/01/2017	79,150	49,896	1.5863
9/16/2017	—	—	1.5298
10/01/2017	—	—	1.5120

CLASS C*

	Subscription
	Amount	Units	NAV (1)
1/01/2017	$50,000	33,693	$1.4766
1/16/2017	—	—	1.4874
2/01/2017	146,000	99,043	1.4664
2/16/2017	—	—	1.5116
3/01/2017	—	—	1.4858
3/16/2017	—	—	1.4600
4/01/2017	—	—	1.4331
4/16/2017	—	—	1.4263
5/01/2017	—	—	1.4186
5/16/2017	—	—	1.4147
6/01/2017	—	—	1.3997
6/16/2017	—	—	1.4049
7/01/2017	—	—	1.3619
7/16/2017	—	—	1.3568
8/01/2017	—	—	1.3658
8/16/2017	—	—	1.3476
9/01/2017	—	—	1.4057
9/16/2017	—	—	1.3551
10/01/2017	—	—	1.3388

CLASS D

	Subscription
	Amount	Units	NAV (1)
1/01/2017	$—	—	$2.0080
1/16/2017	—	—	2.0249
2/01/2017	—	—	1.9986
2/16/2017	—	—	2.0625
3/01/2017	—	—	2.0296
3/16/2017	—	—	1.9967
4/01/2017	—	—	1.9621
4/16/2017	—	—	1.9549
5/01/2017	—	—	1.9466
5/16/2017	—	—	1.9433
6/01/2017	—	—	1.9250
6/16/2017	—	—	1.9343
7/01/2017	—	—	1.8754
7/16/2017	—	—	1.8703
8/01/2017	—	—	1.8847
8/16/2017	—	—	1.8616
9/01/2017	—	—	1.9439
9/16/2017	—	—	1.8753
10/01/2017	—	—	1.8541

CLASS I

	Subscription
	Amount	Units	NAV (1)
1/01/2017	$—	—	$1.7327
1/16/2017	—	—	1.7464
2/01/2017	31,000	17,896	1.7229
2/16/2017	—	—	1.7773
3/01/2017	—	—	1.7482
3/16/2017	—	—	1.7189
4/01/2017	—	—	1.6882
4/16/2017	—	—	1.6813
5/01/2017	—	—	1.6734
5/16/2017	—	—	1.6678
6/01/2017	—	—	1.6510
6/16/2017	—	—	1.6579
7/01/2017	—	—	1.6098
7/16/2017	—	—	1.6047
8/01/2017	—	—	1.6163
8/16/2017	—	—	1.5958
9/01/2017	—	—	1.6655
9/16/2017	—	—	1.6065
10/01/2017	—	—	1.5881

CLASS M

	Subscription
	Amount	Units	NAV (1)
1/01/2017	$308,088	285,135	$1.0759
1/16/2017	—	—	1.0851
2/01/2017	15,000	13,948	1.0709
2/16/2017	—	—	1.1047
3/01/2017	—	—	1.0871
3/16/2017	75,732	70,488	1.0687
4/01/2017	—	—	1.0502
4/16/2017	—	—	1.0453
5/01/2017	—	—	1.0409
5/16/2017	—	—	1.0391
6/01/2017	—	—	1.0290
6/16/2017	—	—	1.0339
7/01/2017	—	—	1.0040
7/16/2017	150,000	149,805	1.0013
8/01/2017	—	—	1.0090
8/16/2017	15,000	15,051	0.9966
9/01/2017	—	—	1.0407
9/16/2017	—	—	1.0042
10/01/2017	150,000	151,027	0.9932

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

Item 6.                               Exhibits

The following exhibits are filed herewith to this Quarterly Report on Form 10-Q:

31.01 and

31.02                                                                 Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01

and 31.02                                         Are filed herewith.

32.01 and

32.02                                                                 Section 1350 Certifications

Exhibit 32.01

and 32.02                                         Are filed herewith.

Exhibit 101                                 Are filed herewith.

The following materials from the Fund’s quarterly Report on Form 10-Q for the three and nine month periods ended September 30, 2017 formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Financial Condition (ii) Statements of Operations (iii) Statements of Changes in Members’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASPECT FUTURESACCESS LLC
.

	By:	MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(Manager)

Date: November 14, 2017	By:	/s/ NANCY FAHMY
Nancy Fahmy
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 14, 2017	By:	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial Officer)