Form 10-K
period 2017-12-31
Aspect FuturesAccess LLC
filed 2018-03-19
CIK 1309132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of February 28, 2018 Units of limited liability company interest with an aggregate Net Asset Value of $67,113,988 were outstanding and held by non-affiliates.

Documents Incorporated by Reference

The registrant’s 2017 Annual Report and Report of Independent Registered Public Accounting Firm, the annual report to security holders for the year ended December 31, 2017, is incorporated by reference into Part II, Item 8, and Part IV hereof and filed as an Exhibit herewith. Copies of the annual report are available free of charge by contacting Alternative Investments Client Services at 1-866-657-3784.

ASPECT FUTURESACCESS LLC

ANNUAL REPORT FOR 2017 ON FORM 10-K

PART I

Item 1:        Business

(a)                                 General Development of Business:

Aspect FuturesAccess LLC (the “Fund”), a FuturesAccessTM Program (“FuturesAccess”) fund, which is an investment company as defined by Accounting Standards Codification (“ASC”) guidance, was organized under the Delaware Limited Liability Company Act on May 17, 2004 and commenced trading activities on April 1, 2005.  The Fund engages in the speculative trading of futures and forward contracts on a wide range of commodities.  Aspect Capital Limited (“Aspect” or “Trading Advisor”) is the trading advisor of the Fund. The Trading Advisor trades the Aspect Diversified Program (the “Trading Program”) for the Fund.

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

The Trading Advisor is registered under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Trading Program applies a systematic and broadly diversified global investment process which deploys multiple investment strategies that, primarily through the use of derivative contracts, seek to identify and exploit directional moves in the market behavior of a broad range of financial instruments and other assets.  See “Trading Advisor’s Trading Program,” below.

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

As of December 31, 2017 the Net Asset Value of the Fund was $70,221,971 and the Net Asset Value per Unit was $1.6509 for Class A, $1.4579 for Class C, $2.0281 for Class D, $1.7357 for Class I, and $1.0885 for Class M.  Effective as of April 30, 2015 all Class DS Units were redeemed. Effective as of December 31, 2015 all Class DT Units were redeemed.

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

(c)                                  Narrative Description of Business:

Advisory Agreement Term

The Fund and MLAI have entered into an Advisory Agreement with the Trading Advisor.  The Advisory Agreement will continue in effect until December 31, 2020.  Thereafter, the Advisory Agreement will be automatically renewed for successive three-year periods, on the same terms, unless terminated at any time by either the Trading Advisor or the Fund upon 90 days written notice to the other party.  The Advisory Agreement may, however, be terminated at any time by the Fund and/or MLAI, on the one hand, or the Trading Advisor, on the other, as a result of a material breach of the advisory agreement by the other party, after due notice and a reasonable opportunity to cure.  The Advisory Agreement will also terminate immediately if the Fund is terminated and dissolved as determined by MLAI.

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

Although the Trading Advisor’s Trading Program is continually evolving, there were no fundamental or material changes to the Trading Program during the 2017 fiscal year.

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

CONDENSED SCHEDULES OF INVESTMENTS

The Fund’s investments, defined as unrealized profit (loss) on open contracts on the Statements of Financial Condition, as of December 31, 2017 and 2016, are as follows:

December 31, 2017

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts/Notional*	Profit (Loss)	Members’ Capital	Contracts/Notional*	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	103	$137,853	0.20%	(1,181)	$384,308	0.55%	$522,161	0.75%	February 2018 - April 2018
Currencies - Futures	5	5,540	0.01%	(11)	(15,485)	-0.02%	(9,945)	-0.01%	March 2018
Currencies - Forwards*	252,071,735	2,876,659	4.10%	(228,725,253)	(3,246,617)	-4.62%	(369,958)	-0.52%	March 2018
Energy	434	1,265,666	1.80%	(264)	(494,590)	-0.70%	771,076	1.10%	January 2018 - December 2018
Interest rates	2,233	(1,589,571)	-2.26%	(2,312)	359,823	0.51%	(1,229,748)	-1.75%	March 2018 - June 2020
Metals	302	1,228,177	1.75%	(73)	(464,140)	-0.66%	764,037	1.09%	January 2018 - April 2018
Stock indices	1,071	526,852	0.75%	(148)	(3,042)	0.00%	523,810	0.75%	January 2018 - March 2018

Total		$4,451,176	6.35%		$(3,479,743)	-4.94%	$971,433	1.41%

December 31, 2016

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts/Notional*	Profit (Loss)	Members’ Capital	Contracts/Notional*	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	455	$(151,581)	-0.14%	(710)	$394,646	0.37%	$243,065	0.23%	February 2017 - April 2017
Currencies - Futures	3	(7,065)	-0.01%	(27)	14,105	0.01%	7,040	0.00%	March 2017
Currencies - Forwards*	155,465,380	(771,410)	-0.72%	(199,845,797)	1,150,492	1.08%	379,082	0.36%	March 2017
Energy	190	255,974	0.24%	(40)	(56,180)	-0.05%	199,794	0.19%	January 2017 - March 2017
Interest rates	510	308,025	0.29%	(3,415)	173,276	0.16%	481,301	0.45%	March 2017 - June 2019
Metals	280	(1,436,353)	-1.35%	(195)	501,993	0.47%	(934,360)	-0.88%	February 2017 - April 2017
Stock indices	1,087	621,635	0.58%	(429)	8,642	0.01%	630,277	0.59%	January 2017 - March 2017

Total		$(1,180,775)	-1.11%		$2,186,974	2.05%	$1,006,199	0.94%

*Currencies — Forwards present notional amounts as converted to USD.

No individual contract’s unrealized profit or loss comprised greater than 5% of Members’ Capital as of December 31, 2017 and December 31, 2016. With respect to each commodity industry sector listed in the above chart, the net unrealized profit (loss) on open positions is the sum of the unrealized profits (losses) of long positions and short positions, netting unrealized losses against unrealized profits as applicable.  Net unrealized profit and loss provides a rough measure of the exposure of the Fund to the various sectors as of the date listed, although such exposure can change at any time.

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

As of December 31, 2017 the Fund employed $11,820,424 and $12,242,311 as initial margin to support futures and forward positions, respectively, representing approximately 14.95% and 15.48%, respectively, of the Fund’s total assets as of such date.

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

•                        held in segregated or secured accounts with MLPF&S, which generally invests the cash in short-term high quality securities or other instruments viewed as cash equivalents.

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

In interest rate environments in which the Fund does not earn interest under the Interest Earning Program, as was the case in recent years, MLAI may seek to transfer cash from affiliates if it believes that any interest earned on this cash was consistent with its goal of safely maintaining these assets and otherwise would offset the advantages of maintaining cash with its affiliates.

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

Charges

The following table summarizes the charges incurred by the Fund for the years ended December 31, 2017, 2016 and 2015.

	2017		2016		2015
Charges	Dollar Amount	% of Average Period-End Net Assets	Dollar Amount	% of Average Period-End Net Assets	Dollar Amount	% of Average Period-End Net Assets
Other expenses	$669,041	0.78%	$661,855	0.55%	$680,050	0.50%
Sponsor fee	1,632,685	1.90%	2,396,438	1.99%	2,405,145	1.75%
Management fee	1,492,543	1.74%	2,446,584	2.03%	2,752,521	2.01%
Performance fee	—	0.00%	330,158	0.27%	2,973,476	2.17%
Total	$3,794,269	4.42%	$5,835,035	4.84%	$8,811,192	6.43%

The foregoing table does not reflect:  (i) the bid-ask spreads paid by the Fund on its forward trading, (ii) brokerage commissions, (iii) the benefits which may be derived by BofA Corp. from the deposit of certain of the Fund’s U.S. dollar assets maintained at MLPF&S, or (iv) sales commissions payable in connection with the sales of Class A, Class D and Class I Units of the Fund.  Bid-ask spreads and brokerage commissions are components of the trading profit or loss of the Fund which are netted against realized and unrealized trading gains or losses in determining trading profit or loss.  Benefits derived by BofA Corp. from the deposit of the Fund’s assets at MLPF&S are neither a direct expense of the Fund nor readily quantifiable.  Aggregate sales commissions are not included in the table of charges because they are not an expense of the Fund, but rather are paid to MLPF&S out of an investor’s subscription proceeds and therefore reduce the amount invested in the Fund by the investor.

The Fund’s average period-end Net Asset Values during 2017, 2016 and 2015 equaled $86,000,235 $120,513,968, and $137,063,328, respectively.

During 2017, the Fund earned $682,995 in interest income, or approximately 0.79% of the Fund’s average period-end Net Asset Values. During 2016, the Fund earned $228,808 in interest income, or approximately 0.19% of the Fund’s average period-end Net Asset Values. During 2015, the Fund earned $6,174 in interest income, or approximately 0.00% of the Fund’s average period-end Net Asset Values.

Description of Current Charges

Recipient	Nature of Payment	Amount of Payment

MLPF&S	Brokerage commissions

During 2017, 2016, and 2015 the average round-turn (each purchase and sale or sale and purchase of a single futures contract) rate of the Fund’s brokerage commissions was approximately $6.40, $6.25 and $6.49, respectively.

MLPF&S	Use of assets	BofA Corp. may derive an economic benefit from the deposit of certain of the Fund’s U.S. dollar assets in accounts maintained at MLPF&S.

MLAI	Sponsor fees

The Fund charges Sponsor fees on the month-end Net Asset Value after all other charges at annual rates equal to 1.5% for Class A Units, 2.5% for Class C Units, 0.75% for Class D Units and 1.1% for Class I Units. (Class D Units were not charged a Sponsor fee prior to September 1, 2017.) Class DT Units and Class DS Units were not charged a Sponsor fee. No Sponsor fees are charged to Class M Units because investors purchasing Class M Units are subject to asset-based fees on BofA Corp. managed accounts in which the Class M Units are held.

MLPF&S	Sales commissions

Class A Units, Class D Units and Class I Units are subject to upfront sales commissions paid to MLPF&S up to 2.5% of an investor’s gross subscription amount. (Prior to February 1, 2017, Class A Units were subject to an upfront sales commissions range from 1.0% to 2.5%.). Sales commissions are directly deducted from subscription amounts. Class C Units are not subject to upfront sales commissions. Class M Units are not subject to upfront sales commissions. Class C Units, Class DT Units and Class DS Units were not subject to upfront sales commissions. No upfront sales commission is charged to Class M Units because investors purchasing Class M Units are subject to asset-based fees on BofA Corp. managed accounts in which the Class M Units are held.

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

The Fund pays a 20% quarterly performance fee to the Trading Advisor with respect to all Classes of Units with the exception of Class DT which paid a 15% quarterly performance fee. The performance fee is calculated based on any increase in the aggregate Net Asset Value of the Classes of Units subject to the same rate of performance fees (each a “Class Group”), taken together, in excess of the Class Group’s highest Net Asset Value as of any previous calendar quarter end after adjustment for subscriptions and the performance fee then paid (“High Water Mark”).The performance fee is also paid on net redemptions, and the High Water Mark is proportionately reduced. Net Asset Value for purposes of calculating the performance fee does not include any interest income earned by the Fund.

Trading Advisor and MLAI	Management fees

The Fund pays monthly management fees to the Trading Advisor based on the month-end Net Asset Value of the Fund (prior to reduction for the management fees being calculated and any accrued performance fees or Sponsor fees). Prior to September 1, 2017, the management fee rate was 2.0% per year for Class A, Class C, Class D, Class I and Class M Units, and the Trading Advisor agreed to share 50% of the management fees with MLAI in order to defray costs in connection with and in consideration of BofA Corp.’s providing certain operational support for the Fund. Effective September 1, 2017, the management fee rate for Class A, Class C, Class D, Class I and Class M Units has been reduced from 2.0% to 1.0%, and the Trading Advisor will no longer share its management fee with the Sponsor.

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

Other than in respect of the registration requirements pertaining to the Fund’s securities under Section 12(g) of the Securities Exchange Act of 1934 (the “Securities Exchange Act”) the Fund is generally not subject to regulation by the Securities and Exchange Commission (the “SEC”).  However, MLAI is registered as an “investment adviser” under the Advisers Act.  MLPF&S is also regulated by the SEC and the Financial Industry Regulatory Authority (“FINRA”).

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

In the past few years regulators have alleged that certain interest rate benchmarks that underlie various swap agreements had been manipulated for several years and multiple banks involved in setting such benchmarks were investigated for this manipulation.  Certain of these banks have been fined by, or entered into civil and criminal settlements with, various international regulators, including the U.S. Department of Justice, CFTC, and U.K. Financial Conduct Authority.  In entering into swap agreements, the Fund relies on the integrity of interest rates and other benchmarks.  If the level of these benchmarks is artificially influenced by market participants, the Fund could suffer losses.

Increased Assets Under Management

There appears to be a tendency for the rates of return achieved by managed futures advisors to decline as assets under management increase.  The Trading Advisor has not agreed to limit the amount of additional equity which it may manage and may be at or near its all-time high in assets under management.

The more capital that is traded in the managed futures markets, or that is committed to any one particular strategy, the greater the competition for a finite number of positions and the less the profit potential for all strategies or for any particular strategy.

Dependence on Key Individuals

The success of the Fund is significantly dependent upon the expertise of one or more of the Trading Advisor’s principals.  The loss of any one of these principal’s services may have a substantial impact on the performance of the Fund and may result in liquidation of the Fund which, if made at an inopportune time, may result in losses for the Fund.

Trading Advisor Risk

The Fund is subject to the risk of the bad judgment, negligence or misconduct of the Trading Advisor.  There have been a number of instances in which private investment funds have incurred substantial losses due to manager misconduct.

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

Most U.S. futures exchanges limit fluctuations in some futures contract prices during a single day by regulations referred to as “daily price limits.”  During a single trading day no trades may be executed in these contracts at prices beyond the daily price limit.  Once the price of a futures contract has increased or decreased to the limit point, positions can be neither taken nor liquidated.  Futures prices have occasionally moved to the daily limit for several consecutive days with little or no trading.  Similar occurrences could prevent the Fund from promptly liquidating unfavorable positions and subject the Fund to substantial losses.  Also, the CFTC or exchanges may suspend or limit trading.  Trading on non-

U.S. exchanges may also be subject to price fluctuation limits and subject to periods of significant illiquidity.  Trading in the F/X Markets and other OTC markets is not subject to daily limits, although OTC trading is also subject to periods of significant illiquidity.

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

Government Intervention; Market Disruptions

The global financial markets have experienced pervasive and fundamental disruptions that have led to extensive and unprecedented governmental intervention.  Government intervention has in certain cases been implemented on an “emergency” basis, suddenly and substantially eliminating market participants’ ability, at least on a temporary basis, to continue to implement certain strategies or manage the risk of their outstanding positions.  In addition, as one would expect given the complexities of the financial markets and the limited time frame within which governments have taken action, these interventions typically have been difficult to interpret and unclear in scope and application, resulting in confusion and uncertainty.  This confusion and uncertainty in itself has been materially detrimental to the efficient functioning of the markets as well as previously successful investment strategies.

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

Dodd-Frank includes provisions that substantially increased the regulation of the OTC derivatives markets.  Regulations implementing Dodd-Frank require that a substantial portion of derivatives previously traded over the counter be executed in regulated markets and/or be submitted for clearing to regulated clearinghouses.  Those derivatives include certain swaps which may be traded by the Fund.

Although the U.S. Treasury has the discretion to exclude deliverable F/X forwards and swaps from certain of the new regulatory requirements, it has done so to date only in limited circumstances.  Forwards and swaps that are not so excluded may be required by Dodd-Frank to be centrally cleared or traded on a regulated market.  Dodd-Frank may also require other OTC derivatives traded by the Fund, if any, to be centrally cleared or traded on a regulated market.  This may subject the Fund, the Trading Advisor, MLAI and/or the Fund’s counterparties to additional regulatory requirements.  Certain of these regulatory requirements could affect the Fund, the Trading Advisor or MLAI directly, while others could impact the Fund, the Trading Advisor or MLAI indirectly due to the impact of the requirements on the Fund’s counterparties.  For example, OTC derivative dealers are now required to be registered with the CFTC (and ultimately will be required to register with the SEC) and are subject to minimum capital and margin requirements, business conduct standards, disclosure requirements, reporting and recordkeeping requirements, transparency requirements, position limits, limitations on conflicts of interest and other regulatory burdens.  These regulatory burdens have and will continue to increase the counterparties’ costs, which are generally passed through to other market participants such as the Fund in the form of higher fees, including clearing account maintenance fees, and less favorable dealer marks.  They may also render certain strategies in which the Trading Advisor might otherwise engage impossible, or so costly that they will no longer be economical, to implement.

The CFTC also requires certain derivative transactions that were previously executed on a bi-lateral basis in the OTC markets to be executed through a regulated futures exchange or swap exchange facility. These requirements may make it more difficult and costly for investment funds, including the Fund, to enter into highly tailored or customized transactions.  They may also render certain strategies in which the Fund might otherwise engage impossible or so costly that they will no longer be economical to implement. If the Fund decides to execute derivatives transactions through these exchanges or execution facilities—and especially if it decides to become a direct member of one or more of these exchanges or execution facilities—the Fund would be subject to the rules of the exchange or execution facility, which would bring additional risks and liabilities, and potential requirements under applicable regulations and under rules of the relevant exchange or execution facility.  Even if the Fund indirectly participates in an exchange or execution facility, the Fund and/or the Trading Advisor may be required to consent to the exchange’s or execution facility’s jurisdiction and to the relevant rulebook, which could subject it to a wide range of regulations and other obligations, together with associated costs.  Like any other self-regulatory organization, exchanges and execution facilities regularly revise and interpret their rules, and such revisions and interpretations could adversely affect the Fund.

Although Dodd-Frank requires certain OTC derivative transactions previously entered into on a principal-to-principal basis to be submitted for clearing by a regulated clearinghouse, some of the derivatives that may be traded by the Fund may not be centrally cleared.  The risk of counterparty non-performance can be significant in the case of these OTC instruments, and bid-ask spreads may be unusually wide in these heretofore substantially unregulated markets. While Dodd-Frank’s requirement that certain swaps be traded on a regulated market is intended to improve transparency in the market for these swaps, and may decrease trading costs for more liquid swaps, it may actually increase trading costs for less liquid swaps.

Furthermore, it is yet to be seen whether Dodd-Frank will be effective in reducing counterparty risk or if such risk may actually increase as a result of market uncertainty, mutuality of loss to clearinghouse members, or other reasons.

The overall impact of Dodd-Frank on the Fund remains highly uncertain and it is unclear how the OTC derivatives markets will adapt to this evolving regulatory regime, along with additional, sometimes overlapping, regulatory requirements imposed by non-U.S. regulators.

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

There may be substantial changes in U.S. regulations applicable to the Fund and/or the Trading Advisor as well as other changes in U.S. economic and tax policy, laws and regulations. It is unclear what impact these developments may have on the Fund and the Trading Advisor.

On August 16, 2012, the European Market Infrastructure Regulation (“EMIR”) entered into force.  EMIR introduces certain requirements in respect of derivative contracts, which will apply primarily to “financial counterparties” (“FCs”) such as European Union (“E.U.”) authorized investment firms, credit institutions, insurance companies, funds regulated under the E.U. Undertakings for Collective Investment in Transferable Securities Directives, referred to as “UCITS,” and alternative investment funds managed by alternative investment fund managers authorized under the Alternative Investment Fund Managers Directive, and “non-financial counterparties” (“NFCs”), which are entities established in the E.U. that are not financial counterparties.  NFCs whose transactions in OTC derivative contracts exceed EMIR’s prescribed clearing threshold (“NFC+s”) are generally subject to more stringent requirements under EMIR than NFCs whose transactions in OTC derivative contracts do not exceed such clearing threshold (“NFC-s”).

Broadly, EMIR’s requirements in respect of derivative contracts are (i) mandatory clearing of OTC derivative contracts declared subject to the clearing obligation; (ii) risk mitigation techniques in respect of uncleared OTC derivative contracts; and (iii) reporting and record-keeping requirements in respect of all derivative contracts.

As FCs and NFCs are required to comply with EMIR’s risk mitigation obligations regardless of the identity of their counterparties, non-E.U. counterparties such as the Fund are likely to become indirectly subject to such requirements when they transact with E.U. counterparties, which will require compliance by their non-E.U. counterparties in order to satisfy their own obligations under EMIR.  E.U. FCs or NFC+s which transact with a non-E.U. counterparty that would be classified as an FC or an NFC+ if it had been established in the E.U. are required to ensure that certain specified OTC derivative contracts are cleared through a duly authorized or recognized central counterparty. Secondary legislation has been published subjecting certain interest rate derivative contracts denominated in G4 and certain non-G4 currencies and certain index-linked credit derivatives contracts to the clearing obligation, and mandatory clearing for these classes of derivatives is subject to a phase-in which started in June 2016. The phase-in depends upon the categorisation of the counterparties in accordance with the secondary legislation.

The risk mitigation obligations under EMIR (such as the obligation to reconcile portfolios and confirm transactions in a timely fashion) have also been implemented through secondary measures. Further, since March 1, 2017, all E.U. FCs or NFC+s which transact non-centrally cleared OTC derivative contracts with a non-EU counterparty that would be classified as an FC or an NFC+ if it had been established in the E.U. are required to exchange variation margin and, depending on the volume of non-centrally cleared OTC derivate contracts undertaken by a party and members of its group, may be required to exchange initial variation margin.

The E.U. regulatory framework and legal regime relating to derivatives is set not only by EMIR but also by a new Directive and Regulation containing a package of reforms to the existing Markets in Financial Instruments Directive (Directive 2004/39/EC), collectively referred to as “MiFID II”.  MiFID II was published on June 12, 2014 in the Official Journal of the European Union but the majority of MiFID II’s provisions will only become effective on January 3, 2018.  In particular, MiFID II will require transactions between FCs and NFC+s in sufficiently liquid OTC derivatives to be executed on a trading venue which meets the requirements of the MiFID II regime.  This trading obligation will also extend to FCs and NFC+s which trade with third country counterparties that would be classified as FCs or NFC+s if they were established in the E.U.

It is difficult to predict the full impact of these regulatory developments on the Fund, including proposals to amend EMIR as published by the European Commission on May 4, 2017. Prospective investors should be aware that the regulatory changes arising from EMIR and MiFID II may in due course significantly raise the costs of entering into derivative contracts and may adversely affect the Fund’s ability to engage in transactions in derivatives

Banking Regulation

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

Concerns Regarding the Sovereign Debt Crisis in Europe and Brexit

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

(b)                             Holders:

As of December 31, 2017, there were 1,415 holders of Units.

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

The Fund’s sales of unregistered securities are as follows for each Class of Units:

CLASS A

	Subscription
	Amount (2)	Units (3)	NAV (1)
1/01/2017	$24,375	14,653	$1.6560
1/16/2017	—	—	1.6689
2/01/2017	—	—	1.6461
2/16/2017	24,500	14,368	1.6976
3/01/2017	—	—	1.6694
3/16/2017	—	—	1.6412
4/01/2017	—	—	1.6117
4/16/2017	—	—	1.6048
5/01/2017	—	—	1.5969
5/16/2017	—	—	1.5931
6/01/2017	49,500	31,226	1.5771
6/16/2017	—	—	1.5834
7/01/2017		—	1.5343
7/16/2017	—	—	1.5291
8/01/2017	49,875	32,388	1.5399
8/16/2017	—	—	1.5201
9/01/2017	79,150	49,896	1.5863
9/16/2017	—	—	1.5298
10/01/2017	—	—	1.5120
10/16/2017	24,937	16,071	1.5517
11/01/2017	39,280,413	24,088,068	1.6307
11/16/2017	—	—	1.5906
12/01/2017	893,019	540,012	1.6537
12/16/2017	124,500	74,870	1.6629
01/01/2018	906,849	549,306	1.6509
01/16/2018	—	—	1.7528
02/01/2018	491,426	272,802	1.8014

CLASS C

	Subscription
	Amount	Units	NAV (1)
1/01/2017	$50,000	33,693	$1.4766
1/16/2017	—	—	1.4874
2/01/2017	146,000	99,043	1.4664
2/16/2017	—	—	1.5116
3/01/2017	—	—	1.4858
3/16/2017	—	—	1.4600
4/01/2017	—	—	1.4331
4/16/2017	—	—	1.4263
5/01/2017	—	—	1.4186
5/16/2017	—	—	1.4147
6/01/2017	—	—	1.3997
6/16/2017	—	—	1.4049
7/01/2017	—	—	1.3619
7/16/2017	—	—	1.3568
8/01/2017	—	—	1.3658
8/16/2017	—	—	1.3476
9/01/2017	—	—	1.4057
9/16/2017	—	—	1.3551
10/01/2017	—	—	1.3388
10/16/2017	—	—	1.3734
11/01/2017	—	—	1.4427
11/16/2017	—	—	1.4064
12/01/2017	—	—	1.4616
12/16/2017	—	—	1.4692
01/01/2018	—	—	1.4579
01/16/2018	—	—	1.5472
02/01/2018	—	—	1.5895

(2) Subscription amount includes conversion in the amount of $40,123,556 which was converted from Class C in 2017.

(3) Subscription units include conversion in of 24,597,496 units which were converted from Class C in 2017.

CLASS D

	Subscription
	Amount	Units	NAV (1)
1/01/2017	$—	—	$2.0080
1/16/2017	—	—	2.0249
2/01/2017	—	—	1.9986
2/16/2017	—	—	2.0625
3/01/2017	—	—	2.0296
3/16/2017	—	—	1.9967
4/01/2017	—	—	1.9621
4/16/2017	—	—	1.9549
5/01/2017	—	—	1.9466
5/16/2017	—	—	1.9433
6/01/2017	—	—	1.9250
6/16/2017	—	—	1.9343
7/01/2017	—	—	1.8754
7/16/2017	—	—	1.8703
8/01/2017	—	—	1.8847
8/16/2017	—	—	1.8616
9/01/2017	—	—	1.9439
9/16/2017	—	—	1.8753
10/01/2017	—	—	1.8541
10/16/2017	—	—	1.9033
11/01/2017	—	—	2.0008
11/16/2017	—	—	1.9522
12/01/2017	—	—	2.0303
12/16/2017	—	—	2.0423
01/01/2018	—	—	2.0281
01/16/2018	—	—	2.1539
02/01/2018			2.2144

CLASS I

	Subscription
	Amount	Units	NAV (1)
1/01/2017	$—	—	$1.7327
1/16/2017	—	—	1.7464
2/01/2017	31,000	17,896	1.7229
2/16/2017	—	—	1.7773
3/01/2017	—	—	1.7482
3/16/2017	—	—	1.7189
4/01/2017	—	—	1.6882
4/16/2017	—	—	1.6813
5/01/2017	—	—	1.6734
5/16/2017	—	—	1.6678
6/01/2017	—	—	1.6510
6/16/2017	—	—	1.6579
7/01/2017	—	—	1.6098
7/16/2017	—	—	1.6047
8/01/2017	—	—	1.6163
8/16/2017	—	—	1.5958
9/01/2017	—	—	1.6655
9/16/2017	—	—	1.6065
10/01/2017	—	—	1.5881
10/16/2017	—	—	1.6301
11/01/2017	—	—	1.7133
11/16/2017	—	—	1.6715
12/01/2017	—	—	1.7380
12/16/2017	—	—	1.7480
01/01/2018	—	—	1.7357
01/16/2018	—	—	1.8431
02/01/2018	—	—	1.8945

CLASS M

	Subscription
	Amount	Units	NAV (1)
1/01/2017	$308,088	285,135	$1.0759
1/16/2017	—	—	1.0851
2/01/2017	15,000	13,948	1.0709
2/16/2017	—	—	1.1047
3/01/2017	—	—	1.0871
3/16/2017	75,732	70,488	1.0687
4/01/2017	—	—	1.0502
4/16/2017	—	—	1.0453
5/01/2017	—	—	1.0409
5/16/2017	—	—	1.0391
6/01/2017	—	—	1.0290
6/16/2017	—	—	1.0339
7/01/2017	—	—	1.0040
7/16/2017	150,000	149,805	1.0013
8/01/2017	—	—	1.0090
8/16/2017	15,000	15,051	0.9966
9/01/2017	—	—	1.0407
9/16/2017	—	—	1.0042
10/01/2017	150,000	151,027	0.9932
10/16/2017	91,000	89,224	1.0199
11/01/2017	34,107	31,801	1.0725
11/16/2017	65,000	62,095	1.0468
12/01/2017	—	—	1.0890
12/16/2017	—	—	1.0957
01/01/2018	75,000	68,902	1.0885
01/16/2018	—	—	1.1564
02/01/2018	—	—	1.1892

(1) Beginning of the period Net Asset Value

Class A Units, Class D Units and Class I Units are subject to upfront sales commissions paid to MLPF&S up to 2.5% of an investor’s gross subscription amount.  (Prior to February 1, 2017, Class A Units were subject to an upfront sales commissions range from 1.0% to 2.5%.). Sales commissions are directly deducted from subscription amounts. Class M Units are not subject to upfront sales commissions. Class C Units, Class DT Units and Class DS Units were not subject to upfront sales commissions. No upfront sales commission is charged to Class M Units because investors purchasing Class M Units are subject to asset-based fees on BofA Corp. managed accounts in which the Class M Units are held.

Item 5(b)

Not applicable.

Item 5(c)

Not applicable.

Item 6:   Selected Financial Data

The following selected financial data has been derived from the financial statements of the Fund.

Statements of Operations	For the year ended December 31, 2017	For the year ended December 31, 2016	For the year ended December 31, 2015	For the year ended December 31, 2014	For the year ended December 31, 2013

Trading profit (loss), net:
Realized, net	$1,266,678	$(9,140,334)	$28,415,973	$39,183,017	$(8,226,582)
Change in unrealized, net	(34,766)	1,920,372	(11,847,606)	3,729,830	3,403,467
Brokerage commissions	(427,983)	(427,452)	(463,158)	(562,521)	(837,585)
Total trading profit (loss), net	803,929	(7,647,414)	16,105,209	42,350,326	(5,660,700)

INVESTMENT INCOME (EXPENSE):
Interest, net	682,995	228,808	6,174	3,957	(8,964)
Other income	517,000	647,420	—	—	—
Total investment income (expense)	1,199,995	876,228	6,174	3,957	(8,964)

EXPENSES:
Management fee	1,492,543	2,446,584	2,752,521	2,778,896	4,599,613
Performance fee	—	330,158	2,973,476	3,723,195	—
Sponsor fee	1,632,685	2,396,438	2,405,145	2,114,944	3,496,422
Other	669,041	661,855	680,050	569,336	1,958,518
Total Expenses	3,794,269	5,835,035	8,811,192	9,186,371	10,054,553

NET INVESTMENT INCOME (LOSS)	(2,594,274)	(4,958,807)	(8,805,018)	(9,182,414)	(10,063,517)

NET INCOME (LOSS)	$(1,790,345)	$(12,606,221)	$7,300,191	$33,167,912	$(15,724,217)

Balance Sheet Data	December 31, 2017	December 31, 2016	December 31, 2015	December 31, 2014	December 31, 2013

Members’ Capital	$70,221,971	$106,406,553	$124,871,836	$147,800,719	$167,217,495
Net Asset Value per Class A Unit	1.6509	1.6560	1.8330	1.7318	1.3517
Net Asset Value per Class C Unit	1.4579	1.4766	1.6517	1.5768	1.2426
Net Asset Value per Class D Unit	2.0281	2.0080	2.1909	2.0448	1.5681
Net Asset Value per Class I Unit	1.7357	1.7327	1.9115	1.7810	1.3987
Net Asset Value per Class DS Unit*	—	—	0.0000	2.0290	1.5609
Net Asset Value per Class DT Unit**	—	—	0.0000	2.1534	1.6420
Net Asset Value per Class M Unit	1.0885	1.0759	1.1726	1.0933	0.8365

*Units fully redeemed as of April 30, 2015.

**Units fully redeemed as of December 31, 2015.

MLAI believes that the Net Asset Value used to calculate subscription and redemption value and to report performance to investors is a useful performance measure for the investors of the Fund.  Therefore, the charts below are referencing Net Asset Value at each Calculation Date.

NET ASSET VALUE PER UNIT CLASS A

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.
2013	$1.4555	$1.4991	$1.5191	$1.4457	$1.4752	$1.4696	$1.5077	$1.5189	$1.4797	$1.4193	$1.3646	$1.4237
2014	$1.3211	$1.2721	$1.2714	$1.2908	$1.2608	$1.2686	$1.2736	$1.2883	$1.2917	$1.3128	$1.3193	$1.3311
2015	$1.7560	$1.8109	$1.7658	$1.8049	$1.8747	$1.8615	$1.8530	$1.6778	$1.6154	$1.6743	$1.6110	$1.5966
2016	$1.9322	$1.8827	$1.9169	$1.9244	$1.8487	$1.8465	$1.8329	$1.7545	$1.7463	$1.7194	$1.7459	$1.8024
2017	$1.6689	$1.6461	$1.6976	$1.6694	$1.6412	$1.6117	$1.6048	$1.5969	$1.5931	$1.5771	$1.5834	$1.5343

	Jul. 15th	Jul.	Aug. 15th	Aug.	Sep. 15th	Sep.	Oct. 15th	Oct.	Nov. 15th	Nov.	Dec. 15th	Dec.
2013	$1.4088	$1.3965	$1.3775	$1.3552	$1.3775	$1.3085	$1.3263	$1.3289	$1.3385	$1.3527	$1.3020	$1.3517
2014	$1.3378	$1.3252	$1.3665	$1.3934	$1.3470	$1.4078	$1.4882	$1.4612	$1.5124	$1.6232	$1.6557	$1.7318
2015	$1.6636	$1.7499	$1.7655	$1.7439	$1.7580	$1.8005	$1.7303	$1.7612	$1.7965	$1.8656	$1.8576	$1.8330
2016	$1.7918	$1.8132	$1.8113	$1.7594	$1.7061	$1.7636	$1.7046	$1.6875	$1.6525	$1.6657	$1.7099	$1.6560
2017	$1.5291	$1.5399	$1.5201	$1.5863	$1.5298	$1.5120	$1.5517	$1.6307	$1.5906	$1.6537	$1.6629	$1.6509

NET ASSET VALUE PER UNIT CLASS C

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.
2013	$1.3510	$1.3908	$1.4088	$1.3402	$1.3669	$1.3612	$1.3959	$1.4057	$1.3688	$1.3124	$1.2613	$1.3154
2014	$1.2140	$1.1684	$1.1673	$1.1849	$1.1568	$1.1633	$1.1673	$1.1804	$1.1827	$1.2015	$1.2071	$1.2175
2015	$1.5981	$1.6474	$1.6057	$1.6406	$1.7032	$1.6904	$1.6821	$1.5225	$1.4647	$1.5174	$1.4596	$1.4459
2016	$1.7403	$1.6947	$1.7248	$1.7308	$1.6620	$1.6594	$1.6460	$1.5750	$1.5670	$1.5420	$1.5652	$1.6160
2017	$1.4874	$1.4664	$1.5116	$1.4858	$1.4600	$1.4331	$1.4263	$1.4186	$1.4147	$1.3997	$1.4049	$1.3619

	Jul. 15th	Jul.	Aug. 15th	Aug.	Sep. 15th	Sep.	Oct. 15th	Oct.	Nov. 15th	Nov.	Dec. 15th	Dec.
2013	$1.3011	$1.2892	$1.2711	$1.2500	$1.2700	$1.2059	$1.2218	$1.2238	$1.2320	$1.2445	$1.1972	$1.2426
2014	$1.2232	$1.2113	$1.2486	$1.2725	$1.2296	$1.2845	$1.3574	$1.3323	$1.3786	$1.4790	$1.5079	$1.5768
2015	$1.5060	$1.5829	$1.5963	$1.5760	$1.5880	$1.6258	$1.5617	$1.5888	$1.6199	$1.6815	$1.6735	$1.6517
2016	$1.6057	$1.6242	$1.6219	$1.5748	$1.5264	$1.5772	$1.5239	$1.5079	$1.4759	$1.4866	$1.5254	$1.4766
2017	$1.3568	$1.3658	$1.3476	$1.4057	$1.3551	$1.3388	$1.3734	$1.4427	$1.4064	$1.4616	$1.4692	$1.4579

NET ASSET VALUE PER UNIT CLASS D

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.
2013	$1.6641	$1.7149	$1.7389	$1.6560	$1.6908	$1.6855	$1.7302	$1.7442	$1.7002	$1.6318	$1.5699	$1.6389
2014	$1.5338	$1.4779	$1.4783	$1.5027	$1.4689	$1.4773	$1.4842	$1.5025	$1.5075	$1.5335	$1.5426	$1.5556
2015	$2.0746	$2.1406	$2.0888	$2.1363	$2.2199	$2.2056	$2.1968	$1.9909	$1.9127	$1.9836	$1.9100	$1.8940
2016	$2.3107	$2.2529	$2.2952	$2.3056	$2.2163	$2.2150	$2.1995	$2.1069	$2.0983	$2.0672	$2.1005	$2.1704
2017	$2.0249	$1.9986	$2.0625	$2.0296	$1.9967	$1.9621	$1.9549	$1.9466	$1.9433	$1.9250	$1.9343	$1.8754

	Jul. 15th	Jul.	Aug. 15th	Aug.	Sep. 15th	Sep.	Oct. 15th	Oct.	Nov. 15th	Nov.	Dec. 15th	Dec.
2013	$1.6228	$1.6097	$1.5888	$1.5640	$1.5907	$1.5120	$1.5337	$1.5344	$1.5437	$1.5616	$1.5040	$1.5681
2014	$1.5646	$1.5511	$1.6005	$1.6331	$1.5798	$1.6514	$1.7514	$1.7211	$1.7826	$1.9142	$1.9536	$2.0448
2015	$1.9779	$2.0809	$2.1006	$2.0761	$2.0942	$2.1462	$2.0638	$2.1019	$2.1453	$2.2231	$2.2148	$2.1909
2016	$2.1590	$2.1862	$2.1854	$2.1242	$2.0611	$2.1320	$2.0620	$2.0427	$2.0014	$2.0183	$2.0732	$2.0080
2017	$1.8703	$1.8847	$1.8616	$1.9439	$1.8753	$1.8541	$1.9033	$2.0008	$1.9522	$2.0303	$2.0423	$2.0281

NET ASSET VALUE PER UNIT CLASS I

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.
2013	$1.5002	$1.5453	$1.5662	$1.4908	$1.5214	$1.5160	$1.5555	$1.5673	$1.5271	$1.4650	$1.4088	$1.4700
2014	$1.3672	$1.3167	$1.3163	$1.3360	$1.3053	$1.3134	$1.3189	$1.3346	$1.3377	$1.3591	$1.3508	$1.3800
2015	$1.8064	$1.8638	$1.8173	$1.8583	$1.9310	$1.9175	$1.9102	$1.7278	$1.6806	$1.7421	$1.6767	$1.6619
2016	$2.0155	$1.9641	$2.0002	$2.0084	$1.9297	$1.9278	$1.9137	$1.8324	$1.8241	$1.7962	$1.8243	$1.8836
2017	$1.7464	$1.7229	$1.7773	$1.7482	$1.7189	$1.6882	$1.6813	$1.6734	$1.6678	$1.6510	$1.6579	$1.6098

	Jul. 15th	Jul.	Aug. 15th	Aug.	Sep. 15th	Sep.	Oct. 15th	Oct.	Nov. 15th	Nov.	Dec. 15th	Dec.
2013	$1.4549	$1.4425	$1.4231	$1.4003	$1.4235	$1.3525	$1.3713	$1.3731	$1.3831	$1.3979	$1.3457	$1.3987
2014	$1.3873	$1.3745	$1.4176	$1.4458	$1.3980	$1.4611	$1.5265	$1.4986	$1.5522	$1.6678	$1.7018	$1.7810
2015	$1.7318	$1.8213	$1.8373	$1.8150	$1.8299	$1.8746	$1.8017	$1.8341	$1.8709	$1.9433	$1.9350	$1.9115
2016	$1.8728	$1.8955	$1.8940	$1.8401	$1.7846	$1.8451	$1.7830	$1.7654	$1.7287	$1.7422	$1.7888	$1.7327
2017	$1.6047	$1.6163	$1.5958	$1.6655	$1.6065	$1.5881	$1.6301	$1.7133	$1.6715	$1.7380	$1.7480	$1.7357

NET ASSET VALUE PER UNIT CLASS DS

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.
2013	$1.6570	$1.7076	$1.7315	$1.6489	$1.6836	$1.6783	$1.7229	$1.7367	$1.6929	$1.6249	$1.5632	$1.6319
2014	$1.5266	$1.4709	$1.4710	$1.4952	$1.4613	$1.4710	$1.4777	$1.4957	$1.4998	$1.5258	$1.5345	$1.5486
2015	$2.0586	$2.1243	$2.0726	$2.1197	$2.2023	$2.1880	$2.1793	n/a	n/a	n/a	n/a	n/a
2016	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a
2017	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a

	Jul. 15th	Jul.	Aug. 15th	Aug.	Sep. 15th	Sep.	Oct. 15th	Oct.	Nov. 15th	Nov.	Dec. 15th	Dec.
2013	$1.6159	$1.6028	$1.5820	$1.5573	$1.5839	$1.5055	$1.5268	$1.5312	$1.5429	$1.5605	$1.5026	$1.5609
2014	$1.5573	$1.5435	$1.5924	$1.6248	$1.5718	$1.6439	$1.7389	$1.7086	$1.7698	$1.9003	$1.9388	$2.0290
2015	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a
2016	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a
2017	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a

NET ASSET VALUE PER UNIT CLASS DT

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.
2013	$1.7354	$1.7888	$1.8142	$1.7281	$1.7647	$1.7596	$1.8067	$1.8216	$1.7760	$1.7050	$1.6406	$1.7131
2014	$1.6064	$1.5481	$1.5488	$1.5744	$1.5393	$1.5495	$1.5570	$1.5762	$1.5817	$1.6091	$1.6189	$1.6335
2015	$2.1872	$2.2617	$2.2036	$2.2572	$2.3518	$2.3356	$2.3268	$2.1083	$2.0345	$2.1097	$2.0318	$2.0146
2016	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a
2017	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a

	Jul. 15th	Jul.	Aug. 15th	Aug.	Sep. 15th	Sep.	Oct. 15th	Oct.	Nov. 15th	Nov.	Dec. 15th	Dec.
2013	$1.6966	$1.6832	$1.6617	$1.6361	$1.6644	$1.5824	$1.6054	$1.6100	$1.6232	$1.6417	$1.5817	$1.6420
2014	$1.6433	$1.6287	$1.6810	$1.7152	$1.6596	$1.7366	$1.8377	$1.8054	$1.8704	$2.0078	$2.0522	$2.1534
2015	$2.1008	$2.2099	$2.2314	$2.2058	$2.2289	$2.2836	$2.1962	$2.2362	$2.2829	$2.3705	$2.3616	n/a
2016	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a
2017	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a

NET ASSET VALUE PER UNIT CLASS M

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.
2013	$0.8909	$0.9181	$0.9309	$0.8865	$0.9051	$0.9023	$0.9263	$0.9337	$0.9102	$0.8736	$0.8405	$0.8774
2014	$0.8180	$0.7870	$0.7871	$0.7998	$0.7867	$0.7906	$0.7943	$0.8040	$0.8066	$0.8204	$0.8252	$0.8327
2015	$1.1092	$1.1446	$1.1169	$1.1424	$1.1875	$1.1798	$1.1754	$1.0652	$1.0240	$1.0620	$1.0237	$1.0152
2016	$1.2366	$1.2056	$1.2283	$1.2340	$1.1870	$1.1868	$1.1785	$1.1289	$1.1243	$1.1077	$1.1255	$1.1619
2017	$1.0851	$1.0709	$1.1047	$1.0871	$1.0687	$1.0502	$1.0453	$1.0409	$1.0391	$1.0290	$1.0339	$1.0040

	Jul. 15th	Jul.	Aug. 15th	Aug.	Sep. 15th	Sep.	Oct. 15th	Oct.	Nov. 15th	Nov.	Dec. 15th	Dec.
2013	$0.8688	$0.8617	$0.8505	$0.8373	$0.8516	$0.8094	$0.8206	$0.8230	$0.8295	$0.8390	$0.8080	$0.8365
2014	$0.8375	$0.8302	$0.8565	$0.8737	$0.8452	$0.8841	$0.9370	$0.9207	$0.9536	$1.0235	$1.0445	$1.0933
2015	$1.0585	$1.1136	$1.1246	$1.1115	$1.1212	$1.1491	$1.1052	$1.1256	$1.1487	$1.1936	$1.1890	$1.1726
2016	$1.1559	$1.1704	$1.1701	$1.1375	$1.1037	$1.1416	$1.1042	$1.0939	$1.0718	$1.0808	$1.1102	$1.0759
2017	$1.0013	$1.0090	$0.9966	$1.0407	$1.0042	$0.9932	$1.0199	$1.0725	$1.0468	$1.0890	$1.0957	$1.0885

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

Total Trading
Year ended December 31, 2017	Profit (Loss)

Interest Rates	$(5,282,072)
Agricultural	(770,323)
Currencies	(5,205,770)
Energy	17,351
Metals	491,018
Stock Indices	11,981,708
Subtotal	1,231,912
Brokerage Commissions	(427,983)
Total	$803,929

The Fund experienced a net trading profit of $1,231,912 before brokerage commissions and related fees for the year ended December 31, 2017. The Fund’s profits were primarily attributable to stock indices, metals and energy sectors. The agriculture, currency and interest rate sectors posted losses.

The stock indices sector posted profits to the Fund. Profits were posted to the Fund at the beginning of the first quarter.  Stock markets made gains in January, with long positions in Asian stock indices among the Trading Program’s top performers, boosted by signs of growth in China. The Korean Kospi index rose strongly following news that the country’s jobless rate fell. Despite the uncertain mood in markets, the VIX index fell to its lowest level in more than two years making the Trading Program’s short position one of the top performers. Profits were posted to the Fund in the middle of the first quarter. Stock markets rallied strongly through most of February as stronger U.S. economic data helped to boost risk appetite. The Trading Program’s long positions in most stock indices contributed positively in February. Profits were posted to the Fund at the end of the first quarter due to the Trading Program’s long positions in Korea and European markets being among the most profitable. Profits were posted to the Fund at the beginning through the middle of the second quarter. Global stock markets continued to rise in May, fuelled by strong U.S. jobs figures at the start of the month and expectations that the U.S. Federal Reserve may raise U.S. interest rates in June. Additionally, the victory of centrist Emmanuel Macron over the Eurosceptic Marine Le Pen in the French presidential election boosted European markets. The Trading Program made gains from its long positions in stock indices, despite a temporary mid-month reversal in stock markets. Losses were posted to the Fund at the end of the second quarter. The stock indices sector gave back most of its profits, ending June with gains from long positions in Asian and emerging market indices but losses from long positions in European indices. Profits were posted to the Fund at the beginning of the third quarter. The Trading Program made profits from its continued net long exposure to stock indices as long positions in Asian emerging markets dominated those profits. Profits were posted to the Fund in the middle of the third quarter. Early in August the Dow Jones hit a record high following a strong U.S. jobs report, but shortly afterwards the escalating tension between the U.S. and North Korea contributed to a significant fall in global stock markets although stock markets later recovered. Long positions in Asian and emerging market indices made profits, with the exception of the Korean Kospi 200. Profits were posted to the Fund at the end of the third quarter. The Federal Reserve, European Central Bank and Bank of England all sent signals that they may tighten before the end of the year. In the United Kingdom, data showed inflation above its target level and lowering unemployment. Global stock markets rallied as a result, leading to profits from the Trading Program’s long positions. Profits were posted to the Fund at the beginning of the fourth quarter due to the Trading Program’s long positions in the stock index markets. Profits were posted to the Fund in the middle of the fourth quarter as the Trading Program posted profits from long exposures in North American and Asian stock indices while longs in European indices, in particular in Sweden, made losses. The Trading Program’s stock indices positions continued to post profits to the Fund at the end of the fourth quarter.

The metals sector posted profits to the Fund. Profits were posted to the Fund at the beginning of the first quarter. Market uncertainty caused gold prices to rise in January, leading to losses from the Trading Program’s short positions. Expectations of increased demand for industrial metals led to gains from the Trading Program’s long positions in copper and zinc. Profits were posted to the Fund in the middle of the first quarter due to the Trading Program’s long positions in aluminum and nickel. Losses were posted to the Fund at the end of the first quarter as the silver price fell in March leading to losses from the Trading Program’s long position. Losses were posted to the Fund at the beginning through the middle of the second quarter. The weaker U.S. dollar helped gold and silver advance, leading to losses from the metals sector in May. Losses were posted to the Fund at the end of the second quarter. Profits were posted to the Fund through the middle of the third quarter. Long positions in copper were among the top markets in August, largely driven by signs of strong demand from China, while the Trading Program’s long gold position benefited from safe haven appeal during the month. Losses were posted to the Fund at the end of the third quarter as copper prices fell on signs of a weakening demand from China. Losses also came from the Trading Program’s long gold position as geopolitical concerns faded. Profits were posted to the Fund at the beginning of the fourth quarter. The Trading Program’s long positions in industrial metals benefited from the resurgent risk appetite, with copper further boosted by supply concerns following an earthquake in Chile. Losses were posted to the Fund in the middle of the fourth quarter as weaker than expected Chinese data contributed to a sell-off in industrial metals, negatively affecting the Trading Program’s long positions. Profits were posted to the fund at the end of the fourth quarter. Base metals finished the year strongly, unlike the more range-bound precious metals. The advances in copper and nickel were fuelled by higher demand and supply disruptions, including production halts in China as officials there try to tackle pollution.

The energy sector posted profits to the Fund. Losses were posted to the Fund at the beginning of the first quarter. In energy markets, natural gas prices declined following reports that U.S. inventory levels decreased by less than expected, while oil prices also fell on signs that U.S. output may offset OPEC-led production cuts. Losses were posted to the Fund in the middle of the first quarter as natural gas prices fell on news of lower than expected draws on storage. Losses were posted to the Fund at the end of the first quarter. The Trading Program’s long oil positions suffered as prices fell as U.S. crude inventories remained at high levels. Losses were posted to the Fund at the beginning of the second quarter. Energy markets exhibited some sharp swings amid uncertainty over the impact of output cuts by major producers. Losses came from some of the Trading Program’s long oils positions amid demand concerns. Losses were posted to the Fund in the middle of the second quarter. The Trading Program’s short positions in oils markets made losses, after the decision by OPEC members and Russia to extend output cuts. Losses were posted to the Fund at the end of the second quarter. The energies sector gave back earlier profits in June as prices rose at the end of the month, leading to losses from the Trading Program’s short positions. Profits were posted to the Fund at the beginning through the middle of the third quarter. Prices of refined oil products jumped in August as Hurricane Harvey led to the shutdown of major U.S. refineries and the closure of several key pipelines. Profits were posted to the Fund at the end of the third quarter. Oil markets rose at the end of September on speculation of potential supply disruptions in the Middle East, leading to profits from the Trading Program’s long positions in gas oil and Brent crude positions. Profits were posted to the Fund at the beginning of the fourth quarter. Oil markets rose in October amid mounting tensions in the Middle East, together with signs that both Saudi Arabia and Russia might extend output reductions, benefiting the Trading Program’s long positions. Profits were posted to the Fund in the middle of the fourth quarter. The Trading Program’s short position in natural gas was one of the worst performers in October as a cold snap in the U.S. drove prices higher. The OPEC-led coalition’s extension of the crude oil supply cuts was supportive for prices and thus rewarded the Trading Program’s long exposures. Profits were posted to the Fund at the end of the fourth quarter. OPEC’s efforts to reduce the global crude oil supply glut combined with a slowdown of crude output in North America to support prices across the oil complex rewarded the Trading Program’s long exposures. By contrast, a deep freeze that started late in December increased U.S. natural gas consumption while simultaneously curtailing production from shale deposits that had helped cap prices contributed to the Trading Program’s short natural gas exposures incurring losses over the last few trading days of the month.

The agriculture sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the first quarter only to be reversed in the middle of the first quarter.  Profits were posted to the Fund in February as cocoa prices fell on concerns about a glut in West Africa, making the Trading Program’s short position the top performer. Losses were posted to the Fund at the end of the first quarter as increasing likelihood of an El Niño weather system caused cocoa prices to reverse their previous downward trend. Profits were posted to the Fund at the beginning of the second quarter as cattle prices continued to rise on news of tight supplies, while cocoa prices fell on the prospect of increased supply from the Ivory Coast. Sugar prices fell on expectations of strong Brazilian exports, leading to gains. Profits were posted to the Fund in the middle of the second quarter due to the Trading Program’s short position in sugar and long position in cattle. Sugar prices fell on news of higher than expected supplies from Brazil, while cattle prices rose following news that extreme weather in the U.S. Midwest may have killed thousands of animals. Losses were posted to the Fund at the end of the second quarter due to the Trading Program’s short positions in soy markets and wheat making the sector a negative contributor. Losses were posted to the Fund at the beginning of the third quarter due to the Trading Program’s short positions in sugar, coffee and soy. Adverse weather conditions in Brazil impacted the outlook for crop yields in coffee and sugar. Profits were posted to the Fund in the middle of the third quarter. The Trading Program’s short positions in sugar and soy markets benefited as prices resumed their falls on signs of strong harvests. Losses were posted to the Fund at the end of the third quarter due to the Trading Program’s short positions in soy and wheat markets. Profits were posted to the Fund at the beginning of the fourth quarter only to be reversed in the middle of the fourth quarter. Reversals of trends in meat contracts resulted in small losses across agricultural markets in November. Profits were posted to the Fund at the end of the fourth quarter.

The currency sector posted losses to the Fund. Profits were posted to the Fund at the beginning of the first quarter. The Dollar Index rose at the beginning of January only to fall at the end of the month. The weakening U.S. dollar led to losses from the Trading Program’s long USD/JPY position, but long positions in commodity currencies and the Brazilian real were profitable. Profits were posted to the Fund in the middle of the first quarter. The release of strong Australian jobs data pushed the Australian dollar higher to the benefit of the Trading Program’s long exposure. The Brazilian real also rose after the central bank resumed currency intervention. By contrast, the New Zealand dollar fell on expectations that the Reserve Bank of New Zealand would keep rates unchanged, leading to losses for the Trading Program. Losses were posted to the Fund at the end of the first quarter due to the Trading Program’s short position in EUR/NOK, as the Norwegian krone fell on news that inflation in Norway is below expectations. The Trading Program’s long exposure to the New Zealand dollar also incurred losses following news of weaker-than-expected economic growth figures in New Zealand. Losses were posted to the Fund at the beginning of the second quarter. The Trading Program’s net short Euro position incurred losses as the currency hit a five-month high against the U.S. dollar following the outcome of France’s presidential vote. The Trading Program’s net short British sterling position also made losses as the British sterling rallied in the aftermath of the announcement of a U.K. general election for early June. Gains came from the Trading Program’s short exposure to the Canadian dollar. Losses were posted to the Fund in the middle of the second quarter. The Dollar Index fell in May, leading to losses from the Trading Program’s long U.S. dollar positions against major currencies. Losses were posted to the Fund at the end of the second quarter. Performance from currencies were mixed in June as the Trading Program’s  long exposures to the New Zealand dollar and the Mexican peso were profitable, but losses came from the Trading Program’s short exposure to the Canadian dollar, which rose on hints that Canadian rates could rise earlier than expected. Profits were posted to the Fund at the beginning of the third quarter. On balance the Trading Program was able to make profits from the sector but some of the best and worst markets were currency markets. The Trading Program was positioned to capture the U.S. dollar weakness successfully against the New Zealand dollar, Australian dollar and Brazilian real but it was the wrong way around against the Japanese yen. Aided by resurgent oil prices, the Norwegian krone rallied against its longer term bearish trend, making it the Trading Program’s worst performer. Losses were posted to the Fund in the middle of the third quarter as the Trading Program’s short U.S. dollar positions against commodity currencies were the key underperformers. Also, the New Zealand dollar fell amid signs that the country will keep interest rates on hold for longer. Losses were posted to the Fund at the end of the third quarter as the British sterling rallied after the Bank of England’s hawkish commentary, leading to losses. Other short U.S. dollar positions also struggled. Losses were posted to the Fund at the beginning of the fourth quarter as the U.S. dollar rose against some emerging market currencies, leading to losses. Profits were posted to the Fund in the middle of the fourth quarter due to the Trading Program’s long Euro position, particularly against the major Scandinavian pairs. Losses were posted to the Fund at the end of the fourth quarter despite the Trading Program’s small gains from mainly long emerging market exposures, as losses came from reversals of bearish trends in commodity currencies.

The interest rate sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the first quarter. Anticipation of rising U.S. rates caused fixed income markets to sell off. Losses were posted to the Fund in the middle of the first quarter. Italian bond yields fell in February following Matteo Renzi’s resignation as leader of the ruling Democratic Party and the announcement of a leadership contest, leading to losses from the Trading Program’s short position in the Italian 10 year bond. Yields on other fixed income markets also fell, leading to losses from the Trading Program’s short positions. Losses were posted to the Fund at the end of the first quarter. Government bond yields fell during March, following the U.S. Federal Reserve’s signal of a more gradual path of future tightening, leading to losses from the Trading Program’s short fixed income positions. Losses were posted to the Fund at the beginning through the middle of the second quarter. Performance in fixed income markets were muted in May. Small profits from the Trading Program’s long position in the Italian 10 year bond were not enough to offset losses in other fixed income markets. Losses were posted to the Fund at the end of the second quarter. The bonds sector had been profitable up until the final week of June, but ended as the main underperformer, with the Trading Program’s long positions in U.K. and European bonds among the worst performers. Profits were posted to the Fund at the beginning of the third quarter. Fixed income markets were generally quiet throughout July as the Trading Program made small profits from its net long exposures. Profits were posted to the Fund in the middle of the third quarter. Bond yields generally fell in August driven by signs that the U.S. might refrain from raising rates further and later by safe haven appeal amid geopolitical tension. The Trading Program’s long positions in European, Japanese and shorter-dated U.S. bonds all contributed positively. Losses were posted to the Fund at the end of the third quarter due to the Trading Program’s long positions in the United Kingdom and European bond positions. Profits were posted to the Fund at the beginning of the fourth quarter. The Trading Program’s long position in the Italian 10 year bond performed strongly, while its short positions in Canadian fixed income detracted from performance. Profits were posted to the Fund in the middle of the fourth quarter. The Trading Program’s long positions in Italian and French bonds as well as short positions at the front-end of the U.S. yield curve dominated profits while variable positioning across longer dated US treasuries incurred small losses. Losses were posted to the Fund at the end of the fourth quarter. The U.S. Federal Reserve interest rate hike rewarded the Trading Program’s short exposures at the front-end of the Treasuries curve. However, political instability in Italy and Germany led to reversals in government bonds as price moves went against some of the Trading Program’s largest fixed income exposures.

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

Exchange maintenance margin requirements have been used by the Fund as the measure of its Value at Risk.  Maintenance margin requirements are set by exchanges to equal or exceed the maximum loss in the fair value of any given contract incurred in 95%-99% of the one-day time periods included in the historical sample (generally approximately one year) researched for purposes of establishing margin levels.  The maintenance margin levels are established by dealers and exchanges using historical price studies as well as an assessment of current market volatility (including the implied volatility of the options on a given futures contract) and economic fundamentals to provide a probabilistic estimate of the maximum expected near- term one-day price fluctuation.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Fund’s open positions by market category for the fiscal periods. During the years ended December 31, 2017 and December 31, 2016, the Fund’s average period-end Net Asset Value was approximately $86,000,235 and $120,513,968, respectively.

December 31, 2017

	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Agriculture	$1,170,372	1.36%	$1,776,989	$113,189
Currencies	2,573,937	2.99%	3,912,231	1,834,002
Energy	678,655	0.79%	1,483,670	313,492
Interest Rates	1,947,966	2.27%	2,816,901	1,405,097
Metals	1,406,674	1.64%	3,929,155	171,724
Stock Indices	2,250,663	2.62%	3,586,652	1,422,222

Total	$10,028,267	11.67%	$17,505,598	$5,259,726

December 31, 2016

	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Agriculture	$1,308,866	1.09%	$2,613,907	$786,143
Currencies	2,898,518	2.41%	5,335,631	1,148,493
Energy	611,839	0.51%	1,441,531	106,389
Interest Rates	2,808,637	2.33%	6,747,550	585,432
Metals	1,419,598	1.18%	2,842,084	404,584
Stock Indices	946,321	0.79%	2,047,641	16,723

Total	$9,993,779	8.31%	$21,028,344	$3,047,764

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

The following were the primary trading risk exposures of the Fund as of December 31, 2017, by market sector.

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

Agricultural Commodities

The Fund’s primary agricultural commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Soybeans, cocoa and livestock accounted for the substantial bulk of the Fund’s agricultural commodities exposure as of December 31, 2017.

Energy

The Fund’s primary energy market exposure is to natural gas and crude oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the primary non-trading risk exposures of the Fund as of December 31, 2017.

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

Risk Management

With respect to market and liquidity risk, the Trading Advisor employs a value-at-risk methodology and other risk management procedures to monitor the exposure of the Trading Program to these risks within pre-defined guidelines.  If risk exceeds the maximum prescribed level, risk reducing investments will be entered into.  Additionally, the Trading Advisor has developed mechanisms designed to ensure that risks are controlled effectively at both an individual market and portfolio level.  In seeking to control the risks of the Trading Program, the Trading Advisor may intervene in the risk management framework in extreme market situations where the Trading Advisor believes that an intervention is in the best interests of its clients.  The Trading Advisor has an Operational Risk Committee, which is responsible for managing all operational risk affecting the Trading Advisor.  Operational risk is defined as the risk of loss resulting from inadequate or failed processes, people and systems or external events.  It includes the risk of failure of a broker or other service provider, the risk of the loss of investment or operational capability at the Trading Advisor, the risk of breaches of intellectual property security and the risk of breaches of law or regulation.

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

Item 8: Financial Statements and Supplementary Data

The following quarterly information is unaudited.

Net Income (Loss) per quarter

Eight quarters through December 31, 2017

	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	2017	2017	2017	2017	2016	2016	2016	2016
Total Income (Loss)	$7,108,169	$(316,099)	$(3,295,894)	$(1,492,252)	$(6,013,206)	$(1,403,289)	$(1,849,501)	$2,494,810
Total Expenses	702,216	858,541	1,053,034	1,180,478	1,325,825	1,368,885	1,365,929	1,774,396
Net Income (Loss)	$6,405,953	$(1,174,640)	$(4,348,928)	$(2,672,730)	$(7,339,031)	$(2,772,174)	$(3,215,430)	$720,414

Net Income (Loss) per weighted average Units (a)	$0.1321	$(0.0204)	$(0.0689)	$(0.0383)	$(0.0986)	$(0.0365)	$(0.0418)	$0.0095

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

Item 9: Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A: Controls and Procedures

Disclosure Controls and Procedures

MLAI’s Chief Executive Officer and Chief Financial Officer, on behalf of the Fund, have evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act) with respect to the Fund as of and for the year which ended December 31, 2017, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective.

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

The Fund’s management assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2017.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its report entitled Internal Control — Integrated Framework (2013).

Based on its assessment the Fund’s management concluded that at December 31, 2017, the Fund’s internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting (in connection with Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act) occurred during the quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

Nancy Fahmy, age 43 has been the Chief Executive Officer and President of MLAI since October 2015 and is also head of Alternative Investments for the Global Wealth and Retirement Solutions group (“GWRS”), which is a business unit within the BofA Corp. Global Wealth & Investment Management group (“GWIM”), a division within BofA Corp.   The Alternative Investments group is responsible for providing advisors and clients with access to a range of platforms and investments solutions including hedge funds, private equity, managed futures and precious metals.  Since January 2014, she has been a member of MLAI’s Board of Managers.  Prior to her appointment as the head of the Alternative Investment group in July 2015, Ms. Fahmy was a Managing Director within GWIM, and responsible for private equity and real assets origination and distribution within MLAI since December 2012.  She joined MLAI as a Director in April 2006 and was head of private equity and real assets origination and distribution from that date to December 2012.  In these capacities, Ms. Fahmy was responsible for a team of private equity and real assets specialists that worked with financial advisors, portfolio managers and clients to educate and raise capital.  Ms. Fahmy has served as the head of GWIM Capital Markets, since May 2017 where she is responsible for product development and management.  Ms. Fahmy is a principal of Bank of America, N.A. (“BANA”) and Merrill Lynch Capital Services Inc. (“MLCS”), both registered swaps dealers that act as a counterparty to GWIM Capital Markets clients for various OTC derivatives instruments, where she is responsible for swap trading.  Ms. Fahmy holds a B.S. degree in Business Administration and Finance with a minor in Economics from the University of Delaware.

Ms. Fahmy has been registered with the CFTC as an associated person of MLAI since October 22, 2015, and she has been listed as a principal of MLAI since January 9, 2014.  Ms. Fahmy has been a NFA associate member and registered as an associated person of MLPF&S since October 2015.   Ms. Fahmy has been listed as a principal of BANA since July 14, 2017 and as a principal of MLCS since July 17, 2017.

Barbra E. Kocsis, age 51, is the Chief Financial Officer for MLAI and is a Director within BofA Corp.’s Global Technology and Operations group, positions she has held since October 2006. Ms. Kocsis’ responsibilities include providing a full range of specialized financial and tax accounting services for the Alternative Investment products offered through the Selling Agent.  She graduated cum laude from Monmouth College with a Bachelor of Science in Business Administration — Accounting.

Ms. Kocsis has been listed with the CFTC as a principal of MLAI since May 21, 2007.

Dominick A. Carlino, age 45, has been a Managing Director of MLAI since April 2016, and the head of heading Relationship Management and Business Development Distribution for MLAI, since May 2013.  In his role, he is responsible for enhancing and driving relationships between MLAI and key asset management partners. Mr. Carlino was on a garden leave from July 2012 through May 2013.  Prior to joining Merrill Lynch, Mr. Carlino was Senior Managing Director and Head of Business Development at AlphaOne Capital Partners LLC, an equity-focused alternative asset management firm, from March 2011 through July 2012.  From April 2005 through March 2011, he served as an Executive Director within Morgan Stanley Alternative Investment Partners LP, a registered commodity pool operator, focused on business development and distribution.  Mr. Carlino holds an M.B.A. and a B.S. degree in Finance from Villanova University.

Mr. Carlino has been listed as a principal of MLAI since January 2, 2014.

Ninon Marapachi, age 40, has been the head of the Hedge Fund Origination and Product Management team within the BofA Corp. Alternative Investments Group, a division within BofA Corp. that provides investment professionals and their clients with access to investment products and other services, since September 2008.  Her team is responsible for sourcing, structuring, negotiating and managing hedge funds and managed futures products on GWRS’ hedge fund platform. Ms. Marapachi graduated magna cum laude with a B.A. degree in Economics from Mount Holyoke College.

Ms. Marapachi has been listed as a principal of MLAI since January 3, 2014. She has been an NFA associate member since February 2011 and registered as an associated person of MLPF&S since March 2011.

Jeff McGoey, age 41, has been a Director within GWRS responsible for Alternative Investment Platform Oversight for BofA Corp. since December 2010.  Mr. McGoey had portfolio oversight of ten derivative based closed end funds from March 2009 through December 2010.  Within GWRS Alternative Investments, from May 2008 through December 2010, Mr. McGoey was a Vice President holding various roles including hedge fund and private equity origination, exchange fund and customized fund oversight, and managing various strategic initiatives across the organization.  Mr. McGoey is a CFA Charter holder, maintains the CAIA designation and holds a B.A. degree in Economics from Rutgers College in New Jersey.

Mr. McGoey has been listed as a principal of MLAI since January 13, 2014.

Greg Parets, age 41, has been Head of Strategy & Business Governance for the Alternative Investments & Markets Group of GWIM since September 2017.  Prior to his current role, he served as Head of Strategy & Business Governance for the Alternative Investments Group of GWIM from August 2016 to September 2017 and Head of Cross-Platform & Strategic Initiatives for the Alternative Investments Group of GWIM from June 2013 to August 2016.  Mr. Parets joined BofA Corp. in September 2010 as Head of Strategic Initiatives in the Alternative Investments Group’s Origination & Product Management team and remained in this role until June 2013.  Mr. Parets graduated summa cum laude from The George Washington University with a B.B.A. degree in International Business and cum laude from Harvard Law School with a J.D.

Mr. Parets has been listed as a principal of MLAI since January 2, 2014

John V. Leale, age 56, is a Managing Director and serves as the Head of the Private Equity and Real Assets  Product Origination within BofA Corp. Mr. Leale joined the Alternative Investments Group within Global Wealth and Investment Management in May 2014 and along with his team is responsible for identifying and developing illiquid fund offerings which include private equity, real assets, credit and special situations. Prior to joining Merrill Lynch, Mr. Leale was the head of Private Equity Product Development for Morgan Stanley Wealth Management and began his career in the proprietary real estate group of Dean Witter Reynolds. Mr. Leale is a graduate of St. Peter’s University.

Mr. Leale has been listed as a principal of MLAI since March 1, 2017

MLAI acts as the sponsor and manager to two public futures funds whose units of limited liability company interests are registered under the Securities Exchange Act: Aspect FuturesAccess LLC and ML Winton FuturesAccess LLC. Because MLAI serves as the sole sponsor and manager of each of these funds, the officers and managers of MLAI effectively manage them as officers and directors of such funds.

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

(h)                                 Section 16(a) Beneficial Ownership Reporting Compliance:

To the Fund’s knowledge, all required Section 16(a) filings during the fiscal year ended December 31, 2017 were timely and correctly made.

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

Director Independence:

No person who served as a manager of MLAI during 2017 could be considered independent (based on the definition of an independent director under the NASDAQ rules).

Item 14: Principal Accounting Fees and Services

(a)         Audit Fees

Aggregate fees billed directly to the Fund for professional services rendered by the principal accountant, PricewaterhouseCoopers LLP, for the audit of the Fund’s annual financial statements and review of financial statements included in the Fund’s Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the years ended December 31, 2017 and 2016 were $212,495 and $187,800 respectively.

(b)         Audit-Related Fees

There were no other audit-related fees billed for the years ended December 31, 2017 and 2016 related to the Fund.

(c)          Tax Fees

No fees were billed by PricewaterhouseCoopers LLP or any member firms of PricewaterhouseCoopers and their respective affiliates for the years ended December 31, 2017 and 2016 for professional services rendered to the Fund in connection with tax compliance, tax advice and tax planning.

(d)         All Other Fees

No other fees were billed by PricewaterhouseCoopers LLP or any member firms of PricewaterhouseCoopers and their respective affiliates for the years ended December 31, 2017 and 2016 for professional services rendered to the Fund, other than as set forth in the preceding paragraph (a).

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

3.                                      Exhibits:

The exhibits listed below are incorporated by reference or are filed herewith to this Annual Report on Form 10-K.

Item 16:                         Form 10-K Summary

None.

3.                                      Exhibits:

The following exhibits are incorporated by reference or are filed herewith to this Annual Report on Form 10-K:

Designation	Description

3.01	Amended and Restated Certificate of Formation of ML Aspect FuturesAccess LLC.

Exhibit 3.01:	Is incorporated by reference from Exhibit 3.01 contained in the registrant’s Report on Form 8-K filed on February 14, 2012.

3.02	Fifth Amended and Restated Limited Liability Company Operating Agreement of Aspect FuturesAccess LLC.

Exhibit 3.02	Is incorporated by reference from Exhibit 3.02 contained in the registrant’s Report on Form 8-K filed on December 6, 2012.

3.03	Amendment to the Fifth Amended and Restated Limited Liability Company Operating Agreement of Aspect FuturesAccess LLC

Exhibit 3.03	Is incorporated by reference from Exhibit 3.02(i) contained in the registrant’s Report on Form 8-K filed on October 18, 2013.

3.04	Amendment to the Fifth Amended and Restated Limited Liability Company Operating Agreement of Aspect FuturesAccess LLC.

Exhibit 3.04	Is incorporated by reference from Exhibit 3.02(i) contained in the registrant’s Report on Form 8-K filed on April 9, 2015.

3.05	Amendment to the Fifth Amended and Restated Limited Liability Company Operating Agreement of Aspect FuturesAccess LLC.

Exhibit 3.05	Is incorporated by reference from Exhibit 3.02(i) contained in the registrant’s Report on Form 8-K filed on September 8, 2017.

3.06	Amendment to the Fifth Amended and Restated Limited Liability Company Operating Agreement of Aspect FuturesAccess LLC.

Exhibit 3.06	Is incorporated by reference from Exhibit 3.02(i) contained in the registrant’s Report on Form 8-K filed on October 18, 2017.

3.07	Amendment to the Fifth Amended and Restated Limited Liability Company Operating Agreement of Aspect FuturesAccess LLC.

Exhibit 3.07	Is incorporated by reference from Exhibit 3.02(i) contained in the registrant’s Report on Form 8-K filed on January 25, 2018.

10.01	Customer Agreements between ML Aspect FuturesAccess LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated.

Exhibit 10.01:	Is incorporated by reference from Exhibit 10.01 contained in Amendment No. 1 to the registrant’s Registration Statement on Form 10 filed on February 12, 2008.

10.02	Advisory Agreement among ML Aspect FuturesAccess LLC, ML Aspect FuturesAccess Ltd., Aspect Capital Limited and Merrill Lynch Alternative Investments LLC.

Exhibit 10.02:	Is incorporated by reference from Exhibit 10.02 contained in the registrant’s Registration Statement on Form 10 filed on December 20, 2004.

10.03	Amendment to Advisory Agreement among Aspect FuturesAccess LLC, Aspect Capital Limited and Merrill Lynch Alternative Investments LLC.

Exhibit 10.03:	Is incorporated by reference from Exhibit 10.01 contained in the registrant’s Report on Form 8-K filed on December 10, 2014.

13.01	2017 Annual Report and Report of Independent Registered Public Accounting Firm.

Exhibit 13.01:	Is filed herewith.

31.01 and 31.02	Rule 13a-14(a)/15d-14(a) Certifications.

Exhibit 31.01
and 31.02:	Are filed herewith.

32.01 and 32.02	Section 1350 Certifications.

Exhibit 32.01
and 32.02:	Are filed herewith.

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

Exhibit 101

The following materials from the Fund’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 formatted in XBRL (Extensible Business Reporting Language): ( i )Statements of Financial Condition (ii) Statements of Operations (iii) Statements of Changes in Members’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text.

Exhibit 101	Is filed herewith.

ASPECT FUTURESACCESS LLC

2017 FORM 10-K

INDEX TO EXHIBITS

Exhibit

Exhibit 13.01	2017 Annual Report and Report of Independent Registered Public Accounting Firm

Exhibit 31.01 and 31.02	Rule 13a - 14(a) / 15d - 14(a) Certifications

Exhibit 32.01 and 32.02	Sections 1350 Certifications

Exhibit 101

The following materials from the Fund’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Financial Condition (ii) Statements of Operations (iii) Statements of Changes in Members’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 19, 2018.

ASPECT FUTURESACCESS LLC

By:  MERRILL LYNCH ALTERNATIVE INVESTMENTS LLC, MANAGER

By:	/s/Nancy Fahmy
Nancy Fahmy
Chief Executive Officer and President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Nancy Fahmy	Chief Executive Officer, President and Manager	March 19, 2018
Nancy Fahmy	(Principal Executive Officer)

/s/ Barbra E. Kocsis	Chief Financial Officer and Vice President	March 19, 2018
Barbra E. Kocsis	(Principal Financial Officer)

/s/Dominick A. Carlino	Vice President and Manager	March 19, 2018
Dominick A. Carlino

/s/Ninon Marapachi	Vice President and Manager	March 19, 2018
Ninon Marapachi

/s/Jeff McGoey	Vice President and Manager	March 19, 2018
Jeff McGoey

/s/ Greg Parets	Vice President and Manager	March 19, 2018
Greg Parets

s/ John V. Leale	Vice President and Manager	March 19, 2018
John V. Leale