Form 10-Q
period 2018-03-31
Aspect FuturesAccess LLC
filed 2018-05-11
CIK 1309132

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Yes ☐   No ☒

As of March 31, 2018, 41,181,104 units of limited liability company interest were outstanding.

ASPECT FUTURESACCESS LLC

QUARTERLY REPORT FOR MARCH 31, 2018 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

ASPECT FUTURESACCESS LLC

(A Delaware Limited Liability Company)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	March 31,	December 31,
	2018	2017
ASSETS:
Equity in commodity trading accounts:
Cash (including restricted cash of $17,617,626 for 2018 and $24,062,735 for 2017)	$64,909,877	$70,693,933
Receivable from broker due to variation margin	641,990	—
Unrealized profit on open futures contracts	2,225,675	4,494,939
Unrealized profit on open forwards contracts	1,406,370	3,290,984
Cash and cash equivalents	435,262	540,090
Other assets	58,608	56,112

TOTAL ASSETS	$69,677,782	$79,076,058

LIABILITIES AND MEMBERS’ CAPITAL:
LIABILITIES:

Unrealized loss on open futures contracts	$1,359,151	$3,153,548
Unrealized loss on open forwards contracts	1,614,016	3,660,942
Brokerage commissions payable	12,214	17,194
Sponsor and Advisory fees payable	132,946	147,475
Redemptions payable	876,616	1,557,158
Other liabilities	267,452	317,770

Total liabilities	4,262,395	8,854,087

MEMBERS’ CAPITAL:
Members’ Capital (41,181,104 Units and 44,544,897 Units outstanding; unlimited Units authorized)	65,415,387	70,221,971
Total Members’ Capital	65,415,387	70,221,971

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$69,677,782	$79,076,058

NET ASSET VALUE PER UNIT:

Class A	$1.6586	$1.6509
Class C	$1.4611	$1.4579
Class D	$2.0415	$2.0281
Class I	$1.7455	$1.7357
Class M	$1.0977	$1.0885

See notes to financial statements.

ASPECT FUTURESACCESS LLC

(A Delaware Limited Liability Company)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three
	months ended	months ended
	March 31,	March 31,
	2018	2017
TRADING PROFIT (LOSS):

Realized, net	$561,886	$51,262
Change in unrealized, net	329,435	(1,572,250)
Brokerage commissions	(100,904)	(99,266)

Total trading profit (loss), net	790,417	(1,620,254)

INVESTMENT INCOME (EXPENSE):
Interest, net	217,729	128,002

EXPENSES:
Management fee	175,307	519,947
Sponsor fee	245,790	500,336
Other	186,045	160,195
Total expenses	607,142	1,180,478

NET INVESTMENT INCOME (LOSS)	(389,413)	(1,052,476)

NET INCOME (LOSS)	$401,004	$(2,672,730)

NET INCOME (LOSS) PER UNIT:

Weighted average number of Units outstanding
Class A	31,308,205	14,192,661
Class C	3,952,347	43,840,280
Class D	1,920,371	1,920,371
Class I	568,107	1,073,842
Class M	5,568,783	8,733,957

Net income (loss) per weighted average Unit
Class A	$0.0086	$(0.0429)
Class C	$0.0094	$(0.0402)
Class D	$0.0133	$(0.0459)
Class I	$0.0339	$(0.0442)
Class M	$0.0091	$(0.0190)

See notes to financial statements.

ASPECT FUTURESACCESS LLC

(A Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(unaudited) (in Units)

	Members’ Units December 31, 2016	Subscriptions	Redemptions	Members’ Units March 31, 2017	Members’ Units December 31, 2017	Subscriptions	Redemptions	Members’ Units March 31, 2018
Class A*	14,454,830	29,021	(725,419)	13,758,432	31,461,991	988,081	(2,633,911)	29,816,161
Class C**	45,337,665	132,736	(3,963,870)	41,506,531	4,857,611	—	(1,216,814)	3,640,797
Class D	1,920,371	—	—	1,920,371	1,920,371	—	—	1,920,371
Class I	1,077,016	17,896	(39,891)	1,055,021	681,225	—	(140,869)	540,356
Class M	9,111,918	369,571	(2,073,968)	7,407,521	5,623,699	78,141	(438,421)	5,263,419

Total Members’ Units	71,901,800	549,224	(6,803,148)	65,647,876	44,544,897	1,066,222	(4,430,015)	41,181,104

*Subscription units include conversion in of 836,148 units which were converted from Class C in 2018.

**Redemption units include conversion out of 947,235 units which were converted to Class A in 2018.

See notes to financial statements.

ASPECT FUTURESACCESS LLC

(A Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(unaudited)

	Members’ Capital December 31, 2016	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital March 31, 2017	Members’ Capital December 31, 2017	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital March 31, 2018
Class A*	$23,937,426	$48,875	$(1,202,554)	$(608,783)	$22,174,964	$51,941,334	$1,670,195	$(4,425,453)	$268,480	$49,454,556
Class C**	66,943,683	196,000	(5,894,222)	(1,762,746)	59,482,715	7,082,060	—	(1,799,700)	37,203	5,319,563
Class D	3,856,070	—	—	(88,105)	3,767,965	3,894,785	—	—	25,574	3,920,359
Class I	1,866,159	31,000	(68,607)	(47,416)	1,781,136	1,182,385	—	(258,428)	19,253	943,210
Class M	9,803,215	398,820	(2,256,628)	(165,680)	7,779,727	6,121,407	85,000	(479,202)	50,494	5,777,699

Total Members’ Capital	$106,406,553	$674,695	$(9,422,011)	$(2,672,730)	$94,986,507	$70,221,971	$1,755,195	$(6,962,783)	$401,004	$65,415,387

*Subscription  includes conversion in the amount of $1,400,600 which was converted from Class C in 2018.

**Redemption  includes conversion out in the amount of $1,400,600 which was converted to Class A in 2018.

See notes to financial statements.

ASPECT FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class M
Per Unit Operating Performance:

Net asset value, beginning of period	$1.6509	$1.4579	$2.0281	$1.7357	$1.0885

Net realized and net change in unrealized trading profit (loss)	0.0200	0.0177	0.0245	0.0210	0.0131
Brokerage commissions	(0.0024)	(0.0021)	(0.0030)	(0.0026)	(0.0016)
Interest income, net	0.0053	0.0046	0.0065	0.0055	0.0035
Expenses	(0.0152)	(0.0170)	(0.0146)	(0.0141)	(0.0058)

Net asset value, end of period	$1.6586	$1.4611	$2.0415	$1.7455	$1.0977

Total Return: (a) (c) (d)

Total return before Performance fees	0.47%	0.22%	0.66%	0.56%	0.85%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%
Total return after Performance fees	0.47%	0.22%	0.66%	0.56%	0.85%

Ratios to Average Members’ Capital: (c) (d)

Expenses (excluding Performance fees) (b)	0.90%	1.15%	0.71%	0.80%	0.52%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%
Expenses (including Performance fees)	0.90%	1.15%	0.71%	0.80%	0.52%

Net investment income (loss) (excluding Performance fees)	-0.58%	-0.83%	-0.39%	-0.48%	-0.21%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%
Net investment income (loss) (including Performance fees)	-0.58%	-0.83%	-0.39%	-0.48%	-0.21%

(a) The total return is calculated for each class taken as a whole based on the change in net asset value.

(b) The expense ratios do not include brokerage commissions.

(c) The ratios and total return are not annualized.

(d) An individual member’s return and ratios may vary based on timing and amount of capital transactions and class specific fee structures.

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

Total Return: (a) (c) (d)

Total return before Performance fees	-2.68%	-2.94%	-2.28%	-2.57%	-2.39%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%
Total return after Performance fees	-2.68%	-2.94%	-2.28%	-2.57%	-2.39%

Ratios to Average Members’ Capital: (c) (d)

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

(d) An individual member’s return and ratios may vary based on timing and amount of capital transactions and class specific fee structures.

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

The Fund considers all highly liquid investments, with a maturity of three months or less when acquired, to be cash equivalents classified as Level II within the fair value hierarchy discussed in Note 3. As of March 31, 2018, the Fund held no cash equivalents. Cash was held at a nationally recognized financial institution.

In the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of the Fund as of March 31, 2018 and December 31, 2017 and the results of its operations for the three month periods ended March 31, 2018 and 2017.  However, the operating results for the interim periods may not be indicative of the results for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted.  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Fund’s report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2017.

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

2.              CONDENSED SCHEDULES OF INVESTMENTS

The Fund’s investments as of March 31, 2018 and December 31, 2017 are as follows:

March 31, 2018 (a)

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts/Notional*	Profit (Loss)	Members’ Capital	Contracts/Notional*	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	231	$47,508	0.07%	(504)	$172,692	0.26%	$220,200	0.33%	April 2018 - July 2018
Currencies - Futures	9	(5,768)	-0.01%	(9)	3,266	0.00%	(2,502)	-0.01%	June 2018
Currencies - Forwards*	171,974,552	(1,200,938)	-1.84%	(149,310,072)	993,292	1.52%	(207,646)	-0.32%	June 2018
Energy	347	1,009,619	1.54%	(61)	(11,380)	-0.02%	998,239	1.52%	April 2018 - December 2018
Interest rates	1,149	1,128,901	1.73%	(1,794)	(455,615)	-0.70%	673,286	1.03%	June 2018 - September 2020
Metals	149	(512,892)	-0.78%	(188)	214,928	0.33%	(297,964)	-0.45%	May 2018 - July 2018
Stock indices	475	(351,035)	-0.54%	(93)	268,290	0.41%	(82,745)	-0.13%	April 2018 - June 2018

Total		$115,395	0.17%		$1,185,473	1.80%	$1,300,868	1.97%

(a) Certain exchanges have modified their rulebook from the collateralized-to-market model to the settled-to-market model, resulting in the characterization of variation margin postings as settlement payments, as opposed to adjustments to collateral. As a result, the Fund has classified such amounts within the receivable from broker due to variation margin account on the Statement of Financial Condition.  This receivable from broker due to variation margin account combined with the unrealized profit (loss) on open futures accounts on the Statement of Financial Condition represents the total net unrealized profit (loss) on open positions in the above condensed schedule of investments as of March 31, 2018. At this time, the Chicago Mercantile Exchange and its related exchanges are the only central clearing parties of the Fund where variation margin payments are considered settlement payments.

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

No individual contract’s unrealized profit or loss comprised greater than 5% of Members’ Capital as of March 31, 2018 and December 31, 2017. With respect to each commodity industry sector listed in the above chart, the net unrealized profit (loss) on open positions is the sum of the unrealized profits (losses) of long positions and short positions, netting unrealized losses against unrealized profits as applicable.  Net unrealized profit and loss provides a rough measure of the exposure of the Fund to the various sectors as of the date listed, although such exposure can change at any time.

3.              FAIR VALUE OF INVESTMENTS

Fair value of an investment is the amount that would be received to sell the investment in an orderly transaction between market participants at the measurement date (i.e. the exit price). All investments (including derivative financial instruments and derivative commodity instruments) are held for trading purposes.  The investments are recorded on trade date and open contracts are recorded at fair value (described below) at the measurement date. Investments denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date.  Profits or losses are realized when contracts are liquidated.  Unrealized profits or losses on open contracts and receivable from broker due to variation margin are included in Equity in commodity trading accounts on the Statements of Financial Condition.  Any change in net unrealized profit or loss and receivable from broker due to variation margin from the preceding period/year is reported in the respective Statements of Operations.

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

Transfers of investments between different levels of the fair value hierarchy, if any, are recorded as of the beginning of the reporting period. There were no transfers to or from any level during the three month period ended March 31, 2018 or the year ended December 31, 2017.

The Fund’s unrealized profit (loss) on open forwards and futures contracts, by the above fair value hierarchy levels, as of March 31, 2018 and December 31, 2017, are as follows:

2018	Total	Level I	Level II	Level III
Net unrealized profit (loss) (a) on open contracts

Assets
Futures	$3,391,776	$3,135,882	$255,894	$—
Forwards	1,406,370	—	1,406,370	—
	$4,798,146	$3,135,882	$1,662,264	$—

Liabilities
Futures	$1,883,262	$1,343,528	$539,734	$—
Forwards	1,614,016	—	1,614,016	—
	$3,497,278	$1,343,528	$2,153,750	$—

March 31, 2018	$1,300,868	$1,792,354	$(491,486)	$—

(a) Refer to note (a) within Note 2 regarding the presentation of receivable from broker due to variation margin which is included within the above fair value hierarchy.

2017	Total	Level I	Level II	Level III
Net unrealized profit (loss) on open contracts

Assets
Futures	$4,494,939	$3,651,733	$843,206	$—
Forwards	3,290,984	—	3,290,984	—
	$7,785,923	$3,651,733	$4,134,190	$—

Liabilities
Futures	$3,153,548	$2,795,267	$358,281	$—
Forwards	3,660,942	—	3,660,942	—
	$6,814,490	$2,795,267	$4,019,223	$—

December 31, 2017	$971,433	$856,466	$114,967	$—

The Fund’s volume of trading forwards and futures as of the three month period ended March 31, 2018 and year ended December 31, 2017 are representative of the activity throughout these periods.

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

The Fund maintains margin deposits and cash collateral with its futures and forwards brokers, respectively, based on the greater of exchange margin or amounts determined by the respective broker. At March 31, 2018 and December 31, 2017, the initial margin deposits (cash) are used to satisfy the margin requirements to establish the futures or forward contracts and are presented on the Statements of Financial Condition in Cash in the Equity in commodity trading accounts. For exchanges which consider variation margin payments as collateral and not settlement, the variation margin on open contracts is presented gross on the Statements of Financial Condition in Unrealized profit or loss on futures or forwards contracts, respectively. The Fund is subject to agreements which support the ability to settle net with its counterparties; however, the Fund has elected to present the related balances on the Statements of Financial Condition on a gross basis. The net of these amounts in addition to the receivable from broker due to variation margin and the restricted cash presented within the Cash in the Equity in commodity trading accounts on the Statements of Financial Condition represents the Fund’s net exposure.

The following table indicates the trading profits and losses before brokerage commissions, by commodity industry sector for each of the three month periods ended March 31, 2018 and 2017:

	For the three months ended	For the three months ended
	March 31, 2018	March 31, 2017
Commodity Industry	profit (loss)	profit (loss)
Sector	from trading, net	from trading, net

Agriculture	$(392,820)	$(514,422)
Currencies	222,740	(1,116,122)
Energy	271,771	(1,480,756)
Interest rates	3,672,103	(2,700,336)
Metals	(881,723)	222,707
Stock indices	(2,000,750)	4,067,941

Total, net	$891,321	$(1,520,988)

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

Market Risk

Derivative instruments involve varying degrees of market risk.  Changes in the level or volatility of interest rates, foreign currency exchange rates or the market values of the financial instruments or commodities underlying such derivative instruments frequently result in changes in the Fund’s receivable from broker due to variation margin and unrealized profit (loss) on open contracts on such derivative instruments as reflected in the Statements of Financial Condition.  The Fund’s exposure to market risk is influenced by a number of factors, including the relationships among the derivative instruments held by the Fund as well as the volatility and liquidity of the markets in which the derivative instruments are traded.  Investments in foreign markets may also entail legal and political risks.

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

Credit Risk

The risks associated with exchange-traded contracts are typically perceived to be less than those associated with over-the-counter (non-exchange-traded) transactions because exchanges typically (but not universally) provide clearinghouse arrangements in which the collective credit (in some cases limited in amount, in some cases not) of the members of the exchange/clearinghouse is pledged to support the financial integrity of the exchange/clearinghouse.  In over-the-counter transactions, on the other hand, traders must rely solely on the credit of their respective individual counterparties.  Margins, which may be subject to loss in the event of a default, are generally required in exchange traded contracts, and in the over-the-counter markets counterparties may also require margin. The credit risk associated with these instruments from counterparty nonperformance is the receivable from broker due to variation margin and unrealized profit (loss) on open contracts, if any, included in the Statements of Financial Condition.

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

5.              RELATED PARTY TRANSACTIONS

MLAI owns 50 Class D Units which represent less than 1% of the Fund’s Net Asset Value as of March 31, 2018 and December 31, 2017.

MLAI, the Fund and certain other FuturesAccess Funds, MLAI’s HedgeAccess® Program of hedge funds and other BofA Corp. funds (each a “Serviced Fund” and collectively, the “Serviced Funds”) have entered into a transfer agency and investor services agreement with Financial Data Services, Inc. (the “Transfer Agent”), a wholly owned subsidiary of BofA Corp. and affiliate of MLAI.  The Transfer Agent provides registrar, distribution disbursing agent, transfer agent and certain other services related to the issuance, redemption, exchange and transfer of Units.  The fees charged by the Transfer Agent for its services were 0.02% per year of the aggregate net assets of the Serviced Funds. The fee is paid monthly in arrears.  The Transfer Agent also receives reimbursement for its out-of-pocket expenses and certain extraordinary expenses.  MLAI allocates the Transfer Agent fees to each of the Serviced Funds, including the Fund, on a monthly basis based on each Serviced Fund’s net assets. The Transfer Agent fee allocated to the Fund for the three month periods ended March 31, 2018 and 2017 amounted to $3,509 and $5,213, respectively, of which $3,868 and $3,975 was payable to the Transfer Agent as of March 31, 2018 and December 31, 2017, respectively.

Brokerage commissions, interest, net and Sponsor fees, as presented on the Statements of Operations, are all received from or paid to related parties. Equity in commodity trading accounts, including cash, receivable from broker due to variation margin and Unrealized profit (loss), as presented on the Statements of Financial Condition are held with a related party.

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

PERIOD-END NET ASSET VALUE PER UNIT CLASS A

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.
2017	$1.6689	$1.6461	$1.6976	$1.6694	$1.6412	$1.6117
2018	$1.7528	$1.8014	$1.6626	$1.6375	$1.6262	$1.6586

PERIOD-END NET ASSET VALUE PER UNIT CLASS C

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.
2017	$1.4874	$1.4664	$1.5116	$1.4858	$1.4600	$1.4331
2018	$1.5472	$1.5895	$1.4664	$1.4437	$1.4331	$1.4611

PERIOD-END NET ASSET VALUE PER UNIT CLASS D

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.
2017	$2.0249	$1.9986	$2.0625	$2.0296	$1.9967	$1.9621
2018	$2.1539	$2.2144	$2.0444	$2.0142	$2.0009	$2.0415

PERIOD-END NET ASSET VALUE PER UNIT CLASS I

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.
2017	$1.7464	$1.7229	$1.7773	$1.7482	$1.7189	$1.6882
2018	$1.8431	$1.8945	$1.7488	$1.7227	$1.7111	$1.7455

PERIOD-END NET ASSET VALUE PER UNIT CLASS M

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.
2017	$1.0851	$1.0709	$1.1047	$1.0871	$1.0687	$1.0502
2018	$1.1564	$1.1892	$1.0983	$1.0824	$1.0755	$1.0977

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

For the three month period ended March 31, 2018 Fund capital decreased 6.84% from $70,221,971 to $65,415,387. This decrease was attributable to the net income from operations of $401,004 coupled with the redemption of 4,430,015 redeemable Units resulting in an outflow of $6,962,783.  The cash outflow was offset with cash inflow of $1,755,195 due to subscriptions of 1,066,222 Units. Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent months.

Critical Accounting Policies

Statement of Cash Flows

The Fund is not required to provide a Statement of Cash Flows.

Investments

All investments (including derivatives) are held for trading purposes.  Investments are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date.  Investments denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date.  Profits or losses are realized when contracts are liquidated.  Unrealized profits or losses on open contracts and receivable from broker due to variation margin are included as a component of equity in commodity trading accounts on the Statements of Financial Condition.  Realized profits or losses and any change in net unrealized profits or losses and receivable from broker due to variation margin from the preceding period are reported in the Statements of Operations.

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

The Fund follows the ASC guidance on accounting for uncertain tax positions. This guidance provides how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements.  This guidance also requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Fund’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority.  Tax positions with respect to tax at the Fund level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year.  A prospective investor should be aware that, among other things, income taxes could have a material adverse effect on the periodic calculations of the Net Asset Value of the Fund, including reducing the Net Asset Value of the Fund to reflect reserves for income taxes, such as foreign withholding taxes, that may be payable by the Fund. This could cause benefits or detriments to certain investors, depending upon the timing of their entry and exit from the Fund. MLAI has analyzed the Fund’s tax positions and has concluded that no provision for income tax is required in the Fund’s financial statements. The following is the major tax jurisdiction for the Fund and the earliest tax year subject to examination: United States — 2014.

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

Results of Operations:

January 1, 2018 to March 31, 2018

January 1, 2018 to March 31, 2018

The Fund experienced a net trading profit of $891,321 before brokerage commissions and related fees in the first quarter of 2018. The Fund’s profits were primarily attributable to the interest rates, energy and currency sectors. The agriculture, metals and stock indices sectors posted losses.

The interest rate sector posted profits to the Fund. Profits were posted to the Fund at the beginning of the first quarter due to the Trading Program’s short positions in U.S. markets. Profits were posted to the Fund in the middle of the quarter due to the Trading Program’s short positions in U.S. bond and interest rate markets. Profits were posted to the Fund at the end of the first quarter due to the Trading Program’s long positions in Italian, German and French bonds.

The energy sector posted profits to the Fund. Profits were posted to the Fund at the beginning of the first quarter due to the Trading Program’s long oil positions performing well as political unrest in Iran and falls in crude stocks pushed prices higher. Losses were posted to the Fund in the middle of the quarter due to the Trading Program’s long positions in oils as prices fell, driven by the stronger U.S. dollar and signs of rising inventories. Profits were posted to the Fund at the end of the quarter due to the Trading Program’s long positions in energy markets and in particular European Emissions were among the best performers.

The currency sector posted profits to the Fund. Profits were posted to the Fund at the beginning of the first quarter. At the World Economic Forum at Davos, the U.S. Treasury Secretary’s comments on the favorably weak U.S. dollar prompted a further sell-off in the currency, leading to profits from the Trading Program’s short U.S. dollar positions against Sterling, the Euro and the Australian dollar. Losses were posted to the Fund in the middle of the quarter as the U.S. dollar rose leading to losses from the Trading Program’s short U.S. dollar positions against Sterling and the Australian dollar. Profits were posted to the Fund at the end of the quarter due to the Trading Program’s long EUR/SEK position which was one of the top performers as the Swedish krona fell on signs of dovishness from the Swedish riksbank.

The agriculture sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the first quarter due to the Trading Program’s short wheat positions as prices rose on low seeding figures combined with cold weather in the U.S. Losses were posted to the Fund in the middle of the quarter. Profits were posted to the Fund at the end of the quarter as the Trading Program captured the continued rise in cocoa and fall in wheat prices.

The metals sector posted losses to the Fund. Profits were posted to the Fund at the beginning of the first quarter due to the Trading Program’s long positions in nickel and zinc. Losses were posted to the Fund in the middle of the quarter. The stronger U.S. dollar and rising yields pushed the gold price lower, leading to losses from the Trading Program’s long positions in February. Losses were posted to the Fund in the middle and at the end of the quarter due to the Trading Program’s long zinc and nickel positions which incurred losses as prices fell on news of surging supplies.

The stock indices sector posted losses to the Fund. Profits were posted to the Fund at the beginning of the first quarter.  The Trading Program profited from its net long exposure to stock indices, in particular from Chinese and emerging market indices which were further helped by strong Chinese export data. Losses were posted to the Fund in the middle of the quarter. Stock markets fell in February with the majority of the Trading Program’s negative performance coming from its long stock index positions, in particular from Asian and emerging market indices. Losses were posted to the Fund at the end of the quarter due to Trading Program’s positions in Asian and most European indices.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Fund’s open positions by market category for the fiscal period. For the three month periods ended March 31, 2018 and 2017 the Fund’s average capitalization was $69,282,175 and $102,399,769, respectively.

March 31, 2018

	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Agriculture	$682,521	0.99%	$832,376	$603,035
Currencies	651,364	0.94%	794,378	575,507
Energy	3,094,092	4.47%	3,773,433	2,733,758
Interest Rates	2,086,884	3.01%	2,545,081	1,843,848
Metals	923,554	1.33%	1,126,331	815,998
Stock Indices	256,472	0.37%	312,783	226,604

Total	$7,694,887	11.11%	$9,384,382	$6,798,750

March 31, 2017

	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Agriculture	$1,726,510	1.69%	$1,776,989	$1,637,568
Currencies	3,801,095	3.71%	3,912,231	3,605,280
Energy	330,519	0.32%	340,183	313,492
Interest Rates	1,481,412	1.45%	1,524,726	1,405,097
Metals	181,051	0.18%	186,344	171,724
Stock Indices	1,499,468	1.46%	1,543,309	1,422,222

Total	$9,020,055	8.81%	$9,283,782	$8,555,383

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

The following were the primary trading risk exposures of the Fund as of December 31, 2017, by market sector. There have been no material changes at March 31, 2018.

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

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the primary non-trading risk exposures of the Fund as of December 31, 2017. There have been no material changes at March 31, 2018.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

MLAI’s Chief Executive Officer and Chief Financial Officer, on behalf of the Fund, have evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act) with respect to the Fund as of the end of the quarter which ended March 31, 2018, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting (in connection with Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act) occurred during the quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.                                 Legal Proceedings

None.

Item 1A.                        Risk Factors

There are no material changes from risk factors as previously disclosed in the Fund’s report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission on March 19, 2018.

Item 2.                                 Unregistered Sales of Equity Securities and Use of Proceeds

(a)  Units are privately offered and sold to “accredited investors” (as defined in Rule 501(a) under the Securities Act) in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act and Rule 506 thereunder.  The selling agent of the Units is MLPF&S.

The Fund’s sales of unregistered securities are as follows for each Class of Units:

CLASS A

	Subscription
	Amount (2)	Units (3)	NAV (1)
1/01/2018	$906,849	549,306	$1.6509
1/16/2018	—	—	1.7528
2/01/2018	491,426	272,802	1.8014
2/16/2018	19,700	11,849	1.6626
3/01/2018	229,450	140,122	1.6375
3/16/2018	22,770	14,002	1.6262
4/01/2018	253,201	152,659	1.6586

(2) Subscription amount includes conversion in the amount of $1,604,301 (including $203,701 for the month of April 2018) which was converted from Class C in 2018.

(3) Subscription units include conversion in of 958,963 units (including 122,815 units for the month of April 2018)  which were converted from Class C in 2018.

CLASS C*

	Subscription
	Amount	Units	NAV (1)
1/01/2018	$—	—	$1.4579
1/16/2018	—	—	1.5472
2/01/2018	—	—	1.5895
2/16/2018	—	—	1.4664
3/01/2018	—	—	1.4437
3/16/2018	—	—	1.4331
4/01/2018	—	—	1.4611

CLASS D

	Subscription
	Amount	Units	NAV (1)
1/01/2018	$—	—	$2.0281
1/16/2018	—	—	2.1539
2/01/2018	—	—	2.2144
2/16/2018	—	—	2.0444
3/01/2018	—	—	2.0142
3/16/2018	—	—	2.0009
4/01/2018	—	—	2.0415

CLASS I

	Subscription
	Amount	Units	NAV (1)
1/01/2018	$—	—	$1.7357
1/16/2018	—	—	1.8431
2/01/2018	—	—	1.8945
2/16/2018	—	—	1.7488
3/01/2018	—	—	1.7227
3/16/2018	—	—	1.7111
4/01/2018	—	—	1.7455

CLASS M

	Subscription
	Amount	Units	NAV (1)
1/01/2018	$75,000	68,902	$1.0885
1/16/2018	—	—	1.1564
2/01/2018	—	—	1.1892
2/16/2018	—	—	1.0983
3/01/2018	10,000	9,239	1.0824
3/16/2018	—	—	1.0755
4/01/2018	20,000	18,220	1.0977

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

(a)         None.

(b)         Not applicable.

None.

Item 6.                                 Exhibits

The following exhibits are filed herewith to this Quarterly Report on Form 10-Q:

31.01 and

31.02                                         Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01

and 31.02                 Are filed herewith.

32.01 and

32.02                                         Section 1350 Certifications

Exhibit 32.01

and 32.02                 Are filed herewith.

Exhibit 101         Are filed herewith.

The following materials from the Fund’s quarterly Report on Form 10-Q for the three month period ended March 31, 2018 formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Financial Condition (ii) Statements of Operations (iii) Statements of Changes in Members’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASPECT FUTURESACCESS LLC

	By:	MERRILL LYNCH ALTERNATIVE INVESTMENTS LLC
(Manager)

Date: May 11, 2018	By:	/s/ NANCY FAHMY
Nancy Fahmy
Chief Executive Officer and President (Principal Executive Officer)

Date: May 11, 2018	By:	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial Officer)