Form 10-Q
period 2018-06-30
Aspect FuturesAccess LLC
filed 2018-08-10
CIK 1309132

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Yes ☐    No ☒

As of June 30, 2018, 36,411,836 units of limited liability company interest were outstanding.

ASPECT FUTURESACCESS LLC

QUARTERLY REPORT FOR JUNE 30, 2018 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

ASPECT FUTURESACCESS LLC

(A Delaware Limited Liability Company)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	June 30,	December 31,
	2018	2017
ASSETS:
Equity in commodity trading accounts:
Cash (including restricted cash of $15,536,427 for 2018 and $24,062,735 for 2017)	$53,270,703	$70,693,933
Receivable from broker due to variation margin	598,398	—
Unrealized profit on open futures contracts	1,582,403	4,494,939
Unrealized profit on open forwards contracts	2,713,000	3,290,984
Cash and cash equivalents	540,130	540,090
Other assets	30,316	56,112

TOTAL ASSETS	$58,734,950	$79,076,058

LIABILITIES AND MEMBERS’ CAPITAL:
LIABILITIES:

Unrealized loss on open futures contracts	$946,095	$3,153,548
Unrealized loss on open forwards contracts	1,829,871	3,660,942
Brokerage commissions payable	31,975	17,194
Sponsor and Advisory fees payable	111,930	147,475
Redemptions payable	1,081,686	1,557,158
Other liabilities	199,047	317,770

Total liabilities	4,200,604	8,854,087

MEMBERS’ CAPITAL:
Members’ Capital (36,411,836 Units and 44,544,897 Units outstanding; unlimited Units authorized)	54,534,346	70,221,971
Total Members’ Capital	54,534,346	70,221,971

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$58,734,950	$79,076,058

NET ASSET VALUE PER UNIT:

Class A	$1.5744	$1.6509
Class C	$1.3834	$1.4579
Class D	$1.9413	$2.0281
Class I	$1.6586	$1.7357
Class M	$1.0459	$1.0885

See notes to financial statements.

ASPECT FUTURESACCESS LLC

(A Delaware Limited Liability Company)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017
TRADING PROFIT (LOSS):

Realized, net	$(3,534,356)	$(1,852,918)	$(2,972,470)	$(1,801,656)
Change in unrealized, net	816,967	(2,024,399)	1,146,402	(3,596,649)
Brokerage commissions	(105,358)	(106,844)	(206,262)	(206,110)

Total trading profit (loss), net	(2,822,747)	(3,984,161)	(2,032,330)	(5,604,415)

INVESTMENT INCOME (EXPENSE):
Interest, net	177,824	171,267	395,553	299,269
Other income	—	517,000	—	517,000
Total investment income (expense)	177,824	688,267	395,553	816,269

EXPENSES:
Management fee	156,541	452,733	331,848	972,680
Sponsor fee	217,419	442,202	463,209	942,538
Performance fee	—	—	—	—
Other	190,847	158,099	376,892	318,294
Total expenses	564,807	1,053,034	1,171,949	2,233,512

NET INVESTMENT INCOME (LOSS)	(386,983)	(364,767)	(776,396)	(1,417,243)

NET INCOME (LOSS)	$(3,209,730)	$(4,348,928)	$(2,808,726)	$(7,021,658)

NET INCOME (LOSS) PER UNIT:

Weighted average number of Units outstanding
Class A	29,846,993	13,447,325	30,577,599	13,819,993
Class C	2,783,367	40,493,543	3,367,857	42,166,911
Class D	1,351,835	1,920,371	1,636,102	1,920,371
Class I	531,514	951,195	549,810	1,012,519
Class M	5,211,389	6,312,832	5,390,086	7,523,394

Net income (loss) per weighted average Unit
Class A	$(0.0788)	$(0.0752)	$(0.0682)	$(0.1172)
Class C	$(0.1024)	$(0.0699)	$(0.0736)	$(0.1089)
Class D	$(0.1853)	$(0.0867)	$(0.1375)	$(0.1325)
Class I	$(0.0854)	$(0.0708)	$(0.0475)	$(0.1133)
Class M	$(0.0529)	$(0.0434)	$(0.0418)	$(0.0585)

See notes to financial statements.

ASPECT FUTURESACCESS LLC

(A Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

(unaudited) (in Units)

	Members’ Units			Members’ Units	Members’ Units December			Members’ Units June
	December 31, 2016	Subscriptions	Redemptions	June 30, 2017	31, 2017	Subscriptions	Redemptions	30, 2018
Class A*	14,454,830	60,247	(1,921,716)	12,593,361	31,461,991	2,843,541	(4,842,539)	29,462,993
Class C**	45,337,665	132,736	(6,572,770)	38,897,631	4,857,611	—	(3,361,849)	1,495,762
Class D	1,920,371	—	—	1,920,371	1,920,371	—	(1,859,798)	60,573
Class I	1,077,016	17,896	(271,202)	823,710	681,225	—	(158,498)	522,727
Class M	9,111,918	369,571	(3,602,229)	5,879,260	5,623,699	179,952	(933,870)	4,869,781

Total Members’ Units	71,901,800	580,450	(12,367,917)	60,114,333	44,544,897	3,023,493	(11,156,554)	36,411,836

*Subscription units include conversion in of 2,609,565 units which were converted from Class C in 2018.

**Redemption units include conversion out of 2,963,424 units which were converted to Class A in 2018.

See notes to financial statements.

ASPECT FUTURESACCESS LLC

(A Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

(unaudited)

	Members’ Capital				Members’ Capital	Members’ Capital				Members’ Capital
	December 31, 2016	Subscriptions	Redemptions	Net Income (Loss)	June 30, 2017	December 31, 2017	Subscriptions	Redemptions	Net Income (Loss)	June 30, 2018
Class A*	$23,937,426	$98,375	$(3,094,691)	$(1,619,712)	$19,321,398	$51,941,334	$4,579,780	$(8,049,040)	$(2,084,813)	$46,387,261
Class C**	66,943,683	196,000	(9,572,446)	(4,592,817)	52,974,420	7,082,060	—	(4,765,006)	(247,758)	2,069,296
Class D	3,856,070	—	—	(254,531)	3,601,539	3,894,785	—	(3,552,235)	(224,960)	117,590
Class I	1,866,159	31,000	(456,407)	(114,730)	1,326,022	1,182,385	—	(289,287)	(26,125)	866,973
Class M	9,803,215	398,820	(3,859,199)	(439,868)	5,902,968	6,121,407	193,000	(996,111)	(225,070)	5,093,226

Total Members’ Capital	$106,406,553	$724,195	$(16,982,743)	$(7,021,658)	$83,126,347	$70,221,971	$4,772,780	$(17,651,679)	$(2,808,726)	$54,534,346

*Subscription includes conversion in the amount of $4,172,146 which was converted from Class C in 2018.

**Redemption includes conversion out in the amount of $4,172,146 which was converted to Class A in 2018.

See notes to financial statements.

ASPECT FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED JUNE 30, 2018 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class M
Per Unit Operating Performance:
Net asset value, beginning of period	$1.6586	$1.4611	$2.0415	$1.7455	$1.0977

Net realized and net change in unrealized trading profit (loss)	(0.0708)	(0.0622)	(0.0873)	(0.0745)	(0.0470)
Brokerage commissions	(0.0028)	(0.0025)	(0.0034)	(0.0029)	(0.0019)
Interest income, net	0.0047	0.0041	0.0057	0.0049	0.0031
Expenses	(0.0153)	(0.0171)	(0.0152)	(0.0144)	(0.0060)

Net asset value, end of period	$1.5744	$1.3834	$1.9413	$1.6586	$1.0459

Total Return: (a) (c) (d)

Total return before Performance fees	-5.08%	-5.32%	-4.91%	-4.98%	-4.72%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%
Total return after Performance fees	-5.08%	-5.32%	-4.91%	-4.98%	-4.72%

Ratios to Average Members’ Capital: (c) (d)

Expenses (excluding Performance fees) (b)	0.93%	1.18%	0.75%	0.83%	0.56%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%
Expenses (including Performance fees)	0.93%	1.18%	0.75%	0.83%	0.56%

Net investment income (loss) (excluding Performance fees)	-0.65%	-0.90%	-0.46%	-0.55%	-0.27%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%
Net investment income (loss) (including Performance fees)	-0.65%	-0.90%	-0.46%	-0.55%	-0.27%

(a) The total return is calculated for each class taken as a whole based on the change in net asset value.

(b) The expense ratios do not include brokerage commissions.

(c) The ratios and total return are not annualized.

(d) An individual member’s return and ratios may vary based on timing and amount of capital transactions and class specific fee structures.

See notes to financial statements.

ASPECT FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE SIX MONTHS ENDED JUNE 30, 2018 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class M
Per Unit Operating Performance:
Net asset value, beginning of period	$1.6509	$1.4579	$2.0281	$1.7357	$1.0885

Net realized and net change in unrealized trading profit (loss)	(0.0508)	(0.0445)	(0.0628)	(0.0536)	(0.0339)
Brokerage commissions	(0.0052)	(0.0046)	(0.0064)	(0.0055)	(0.0035)
Interest income, net	0.0099	0.0087	0.0122	0.0104	0.0066
Expenses (d)	(0.0304)	(0.0341)	(0.0298)	(0.0284)	(0.0118)

Net asset value, end of period	$1.5744	$1.3834	$1.9413	$1.6586	$1.0459

Total Return: (a) (c) (d)

Total return before Performance fees	-4.63%	-5.11%	-4.28%	-4.44%	-3.92%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%
Total return after Performance fees	-4.63%	-5.11%	-4.28%	-4.44%	-3.92%

Ratios to Average Members’ Capital: (c) (d)

Expenses (excluding Performance fees) (b)	1.83%	2.33%	1.45%	1.63%	1.08%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%
Expenses (including Performance fees)	1.83%	2.33%	1.45%	1.63%	1.08%

Net investment income (loss) (excluding Performance fees)	-1.23%	-1.73%	-0.85%	-1.03%	-0.48%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%
Net investment income (loss) (including Performance fees)	-1.23%	-1.73%	-0.85%	-1.03%	-0.48%

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

Total Return: (a) (c) (d)

Total return before Performance fees	-4.80%	-4.97%	-4.42%	-4.65%	-4.41%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%
Total return after Performance fees	-4.80%	-4.97%	-4.42%	-4.65%	-4.41%

Ratios to Average Members’ Capital: (c) (d)

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

Total Return: (a) (c) (d)

Total return before Performance fees	-7.35%	-7.77%	-6.60%	-7.09%	-6.69%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%
Total return after Performance fees	-7.35%	-7.77%	-6.60%	-7.09%	-6.69%

Ratios to Average Members’ Capital: (c) (d)

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

The Fund considers all highly liquid investments, with a maturity of three months or less when acquired, to be cash equivalents classified as Level II within the fair value hierarchy discussed in Note 3. As of June 30, 2018, the Fund held no cash equivalents. Cash was held at a nationally recognized financial institution.

In the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of the Fund as of June 30, 2018 and December 31, 2017 and the results of its operations for the three and six month periods ended June 30, 2018 and 2017.  However, the operating results for the interim periods may not be indicative of the results for the full year.

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

2.              CONDENSED SCHEDULES OF INVESTMENTS

The Fund’s investments as of June 30, 2018 and December 31, 2017 are as follows:

June 30, 2018 (a)

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts/Notional*	Profit (Loss)	Members’ Capital	Contracts/Notional*	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture - Futures	168	$(22,697)	-0.04%	(683)	$337,651	0.62%	$314,954	0.58%	August 2018 - March 2019
Currencies - Futures	—	—	0.00%	(41)	22,350	0.04%	22,350	0.04%	September 2018
Currencies - Forwards*	136,028,806	(1,447,806)	-2.65%	(203,226,343)	2,330,935	4.27%	883,129	1.62%	September 2018
Energy - Futures	313	914,743	1.68%	(9)	(22,445)	-0.04%	892,298	1.64%	July 2018 - December 2019
Interest rates - Futures	1,349	292,272	0.54%	(1,123)	(136,923)	-0.25%	155,349	0.29%	September 2018 - December 2020
Metals - Futures	115	(149,821)	-0.27%	(200)	454,893	0.83%	305,072	0.56%	August 2018 - October 2018
Stock indices - Futures	612	(418,679)	-0.77%	(163)	(36,638)	-0.07%	(455,317)	-0.84%	July 2018 - September 2018

Total		$(831,988)	-1.51%		$2,949,823	5.40%	$2,117,835	3.89%

(a) Certain exchanges have modified their rulebook from the collateralized-to-market model to the settled-to-market model, resulting in the characterization of variation margin postings as settlement payments, as opposed to adjustments to collateral. As a result, the Fund has classified such amounts within the receivable from broker due to variation margin account on the Statement of Financial Condition.  This receivable from broker due to variation margin account combined with the unrealized profit (loss) on open futures and forwards accounts on the Statement of Financial Condition represents the total net unrealized profit (loss) on open positions in the above condensed schedule of investments as of June 30, 2018. At this time, the Chicago Mercantile Exchange and its related exchanges are the only central clearing parties of the Fund where variation margin payments are considered settlement payments.

December 31, 2017

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts/Notional*	Profit (Loss)	Members’ Capital	Contracts/Notional*	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture - Futures	103	$137,853	0.20%	(1,181)	$384,308	0.55%	$522,161	0.75%	February 2018 - April 2018
Currencies - Futures	5	5,540	0.01%	(11)	(15,485)	-0.02%	(9,945)	-0.01%	March 2018
Currencies - Forwards*	252,071,735	2,876,659	4.10%	(228,725,253)	(3,246,617)	-4.62%	(369,958)	-0.52%	March 2018
Energy - Futures	434	1,265,666	1.80%	(264)	(494,590)	-0.70%	771,076	1.10%	January 2018 - December 2018
Interest rates - Futures	2,233	(1,589,571)	-2.26%	(2,312)	359,823	0.51%	(1,229,748)	-1.75%	March 2018 - June 2020
Metals - Futures	302	1,228,177	1.75%	(73)	(464,140)	-0.66%	764,037	1.09%	January 2018 - April 2018
Stock indices - Futures	1,071	526,852	0.75%	(148)	(3,042)	0.00%	523,810	0.75%	January 2018 - March 2018

Total		$4,451,176	6.35%		$(3,479,743)	-4.94%	$971,433	1.41%

*Currencies — Forwards present notional amounts as converted to USD.

No individual contract’s unrealized profit or loss comprised greater than 5% of Members’ Capital as of June 30, 2018 and December 31, 2017. With respect to each commodity industry sector listed in the above charts, the net unrealized profit (loss) on open positions is the sum of the unrealized profits (losses) of long positions and short positions, netting unrealized losses against unrealized profits as applicable.  Net unrealized profit and loss provides a rough measure of the exposure of the Fund to the various sectors as of the date listed, although such exposure can change at any time.

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

Transfers of investments between different levels of the fair value hierarchy, if any, are recorded as of the beginning of the reporting period. There were no transfers to or from any level during the three or six month periods ended June 30, 2018 or the year ended December 31, 2017.

The Fund’s unrealized profit (loss) on open forwards and futures contracts, by the above fair value hierarchy levels, as of June 30, 2018 and December 31, 2017, are as follows:

2018

Net unrealized profit (loss) (a)
on open contracts	Total	Level I	Level II	Level III

Assets
Futures	$2,605,056	$2,201,086	$403,970	$—
Forwards	2,713,000	—	2,713,000	—
	$5,318,056	$2,201,086	$3,116,970	$—

Liabilities
Futures	$1,370,350	$1,012,222	$358,128	$—
Forwards	1,829,871	—	1,829,871	—
	$3,200,221	$1,012,222	$2,187,999	$—

June 30, 2018	$2,117,835	$1,188,864	$928,971	$—

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

The Fund’s volume of trading forwards and futures as of the six month period ended June 30, 2018 and year ended December 31, 2017 are representative of the activity throughout these periods.

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

The Fund maintains margin deposits and cash collateral with its futures and forwards brokers, respectively, based on the greater of exchange margin or amounts determined by the respective broker. At June 30, 2018 and December 31, 2017, the initial margin deposits (cash) are used to satisfy the margin requirements to establish the futures or forward contracts and are presented on the Statements of Financial Condition in Cash in the Equity in commodity trading accounts. For exchanges which consider variation margin payments as collateral and not settlement, the variation margin on open contracts is presented gross on the Statements of Financial Condition in Unrealized profit or loss on futures or forwards contracts, respectively. The Fund is subject to agreements which support the ability to settle net with its counterparties; however, the Fund has elected to present the related balances on the Statements of Financial Condition on a gross basis. The net of these amounts in addition to the receivable from broker due to variation margin and the restricted cash presented within the Cash in the Equity in commodity trading accounts on the Statements of Financial Condition represents the Fund’s net exposure.

The following table indicates the trading profits and losses before brokerage commissions, by commodity industry sector for each of the three and six month periods ended June 30, 2018 and 2017:

	For the three months ended	For the six months ended
	June 30, 2018	June 30, 2018
Commodity Industry	profit (loss)	profit (loss)
Sector	from trading, net	from trading, net

Agriculture	$(361,208)	$(754,028)
Currencies	(728,959)	(506,219)
Energy	2,118,664	2,390,435
Interest rates	(3,642,456)	29,647
Metals	(74,956)	(956,679)
Stock indices	(28,474)	(2,029,224)

Total, net	$(2,717,389)	$(1,826,068)

	For the three months ended	For the six months ended
	June 30, 2017	June 30, 2017
Commodity Industry	profit (loss)	profit (loss)
Sector	from trading, net	from trading, net

Agriculture	$1,687,968	$1,173,546
Currencies	(2,175,483)	(3,291,605)
Energy	(1,502,112)	(2,982,868)
Interest rates	(2,507,882)	(5,208,218)
Metals	(685,687)	(462,980)
Stock indices	1,305,879	5,373,820

Total, net	$(3,877,317)	$(5,398,305)

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

Credit Risk

The risks associated with exchange-traded contracts are typically perceived to be less than those associated with over-the-counter (non-exchange-traded) transactions because exchanges typically (but not universally) provide clearinghouse arrangements in which the collective credit (in some cases limited in amount, in some cases not) of the members of the exchange/clearinghouse is pledged to support the financial integrity of the exchange/clearinghouse.  In over-the-counter transactions, on the other hand, traders must rely solely on the credit of their respective individual counterparties.  Margins, which may be subject to loss in the event of a default, are generally required in exchange traded contracts, and in the over-the-counter markets counterparties may also require margin. The credit risk associated with these instruments from counterparty nonperformance is the receivable from broker due to variation margin and unrealized profit (loss) on open contracts included in the Statements of Financial Condition.

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

5.   RELATED PARTY TRANSACTIONS

MLAI owns 50 Class D Units which represent less than 1% of the Fund’s Net Asset Value as of June 30, 2018 and December 31, 2017.

MLAI, the Fund and certain other FuturesAccess Funds, MLAI’s HedgeAccess® Program of  hedge funds and other BofA Corp. funds (each a “Serviced Fund” and collectively, the “Serviced Funds”) have entered into a transfer agency and investor services agreement with Financial Data Services, Inc. (the “Transfer Agent”), a wholly owned subsidiary of BofA Corp. and affiliate of MLAI.  The Transfer Agent provides registrar, distribution disbursing agent, transfer agent and certain other services related to the issuance, redemption, exchange and transfer of Units.  The fees charged by the Transfer Agent for its services were 0.02% per year of the aggregate net assets of the Serviced Funds. The fee is paid monthly in arrears.  The Transfer Agent also receives reimbursement for its out-of-pocket expenses and certain extraordinary expenses.  MLAI allocates the Transfer Agent fees to each of the Serviced Funds, including the Fund, on a monthly basis based on each Serviced Fund’s net assets. The Transfer Agent fee allocated to the Fund for the three month periods ended June 30, 2018 and 2017 amounted to $3,156 and $4,558, respectively. The Transfer Agent fee allocated to the Fund for the six month periods ended June 30, 2018 and 2017 amounted to $6,666 and $9,770, respectively, of which $3,537 and $3,975 was payable to the Transfer Agent as of June 30, 2018 and December 31, 2017, respectively.

Brokerage commissions, interest, net and Sponsor fees, as presented on the Statements of Operations, are all received from or paid to related parties. Equity in commodity trading accounts, including cash, receivable from broker due to variation margin, and Unrealized profit (loss), as presented on the Statements of Financial Condition are held with a related party.

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

PERIOD-END NET ASSET VALUE PER UNIT CLASS A

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.
2017	$1.6689	$1.6461	$1.6976	$1.6694	$1.6412	$1.6117	$1.6048	$1.5969	$1.5931	$1.5771	$1.5834	$1.5343
2018	$1.7528	$1.8014	$1.6626	$1.6375	$1.6262	$1.6586	$1.7013	$1.7092	$1.7692	$1.5462	$1.5679	$1.5744

PERIOD-END NET ASSET VALUE PER UNIT CLASS C

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.
2017	$1.4874	$1.4664	$1.5116	$1.4858	$1.4600	$1.4331	$1.4263	$1.4186	$1.4147	$1.3997	$1.4049	$1.3619
2018	$1.5472	$1.5895	$1.4664	$1.4437	$1.4331	$1.4611	$1.4981	$1.5044	$1.5566	$1.3598	$1.3783	$1.3834

PERIOD-END NET ASSET VALUE PER UNIT CLASS D

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.
2017	$2.0249	$1.9986	$2.0625	$2.0296	$1.9967	$1.9621	$1.9549	$1.9466	$1.9433	$1.9250	$1.9343	$1.8754
2018	$2.1539	$2.2144	$2.0444	$2.0142	$2.0009	$2.0415	$2.0946	$2.1050	$2.1796	$1.9055	$1.9327	$1.9413

PERIOD-END NET ASSET VALUE PER UNIT CLASS I

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.
2017	$1.7464	$1.7229	$1.7773	$1.7482	$1.7189	$1.6882	$1.6813	$1.6734	$1.6678	$1.6510	$1.6579	$1.6098
2018	$1.8431	$1.8945	$1.7488	$1.7227	$1.7111	$1.7455	$1.7907	$1.7993	$1.8628	$1.6283	$1.6514	$1.6586

PERIOD-END NET ASSET VALUE PER UNIT CLASS M

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.
2017	$1.0851	$1.0709	$1.1047	$1.0871	$1.0687	$1.0502	$1.0453	$1.0409	$1.0391	$1.0290	$1.0339	$1.0040
2018	$1.1564	$1.1892	$1.0983	$1.0824	$1.0755	$1.0977	$1.1267	$1.1326	$1.1731	$1.0259	$1.0409	$1.0459

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

For the six month period ended June 30, 2018 Fund capital decreased 22.34% from $70,221,971 to $54,534,346. This decrease was attributable to the net loss from operations of $2,808,726 coupled with the redemption of 11,156,554 redeemable Units resulting in an outflow of $17,651,679.  The cash outflow was offset with cash inflow of $4,772,780 due to subscriptions of 3,023,493 Units. Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent months.

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

Interest Rates and Income

BofA Corp.’s “Interest Earning Program”, which offers interest on cash balances subject to a negotiated schedule, will generally apply to Fund cash assets during any time they are maintained by MLAI with its affiliates.  At the beginning of the quarter the interest rate under the Interest Earning Program on U.S. dollar cash balances was the daily effective federal funds rate minus 20 basis points.  Effective as of May 7, 2018, the interest rate under the Interest Earning Program on U.S. dollar cash balances is the daily effective federal funds rate minus 100 basis points.  The interest rate is recalculated and accrued daily, and subject to a floor of 0%, except for currencies designated by MLPF&S as “negative interest rate currencies”. MLPF&S deposits certain of the Fund’s assets as margin or collateral with clearinghouses and/or depositories. As a result of the present low interest rate environment, these clearinghouses and depositories charge MLPF&S fees to account for the negative interest rates on cash balances for certain currencies, which may change from time to time.  Accordingly, MLPF&S charges the Fund a “negative interest rate fee” for any currencies designated by MLPF&S as a “negative interest rate currency”.

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

Eligible Contract Participant

The Fund expects to meet the definition of “eligible contract participant” (as defined in the Commodity Exchange Act) as it applies to trading in “retail forex” transactions so long as its total assets exceed $10 million.  If the Fund does not meet the definition of “eligible contract participant” for purposes of trading in “retail forex” transactions, it could lead to the Fund being unable to trade such transactions in the interbank market and bearing higher upfront and mark-to-market margin, less favorable trade pricing, and the possible imposition of new or increased fees.  “Retail forex” markets available to parties that do not meet the definition of “eligible contract participant” could also be significantly less liquid than the interbank market.  Moreover, the creditworthiness of the counterparties with whom the Fund may be required to trade in such circumstances could be significantly weaker than the creditworthiness of MLI and the currency forward counterparties with which the Fund would otherwise engage for its currency forward transactions

Results of Operations:

January 1, 2018 to June 30, 2018

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

April 1, 2018 to June 30, 2018

The Fund experienced a net trading loss of $2,717,389 before brokerage commissions and related fees in the second quarter of 2018. The Fund’s profits were primarily attributable to the energy sector. The stock indices, metals, agriculture, currency and interest rates sectors posted losses.

The energy sector posted profits to the Fund. Profits were posted to the Fund at the beginning of the second quarter due to the Trading Program’s long positions in energy markets as prices rose, fueled by the tension in the Middle East together with news of shrinking U.S. surpluses. Profits were posted to the Fund in the middle of the quarter as news of U.S. sanctions on Iran and Venezuela pushed oils higher, with Brent crude increasing its price per barrel, leading to profits from the energies sector. Losses were posted to the Fund at the end of the quarter. The Trading Program’s long positions in zinc and nickel suffered as prices fell on signs of easing demand. Crude oil markets surged as OPEC agreed to lower than expected output increases, benefiting the Trading Program’s long positions. However, oil products including heating oil and gas oil were largely range-bound during June.

The stock indices sector posted losses to the Fund. Profits were posted to the Fund at the beginning of the second quarter due to the Trading Program’s long positions in European and Asian stock indices. Losses were posted to the Fund in the middle of the quarter from the majority of the Trading Program’s long stock index positions, in particular from European stock indices amid the regional uncertainty.  Losses were posted to the Fund at the end of the quarter due to the Trading Program’s long stock index positions, especially from Chinese stock indices which were undermined by trade worries and also by weak Chinese economic data.

The metals sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the second quarter as the aluminum price surged following the U.S. decision to place sanctions on Rusal, the Russian aluminum producer, leading to losses from the Trading Program’s short position. Profits were posted to the Fund in the middle of the quarter due to the Trading Program’s long nickel position from increased demand from the stainless steel and clean technology industries. Losses were posted to the Fund at the end of the quarter due to the Trading Program’s long positions in zinc and nickel suffered as prices fell on signs of easing demand.

The agriculture sector posted losses to the Fund. Profits were posted to the Fund at the beginning of the second quarter due to the Trading Program’s long cocoa positions as prices rose on signs of strong demand. Losses were posted to the Fund in the middle of the quarter as the price of cocoa fell on news of a larger than expected Ghanaian harvest. Profits were posted to the Fund at the end of the quarter as the crop-friendly weather in the U.S. contributed to pushing corn prices lower.

The currency sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the second quarter. Weak economic data from New Zealand and the United Kingdom led to losses from the Trading Program’s net long New Zealand dollar and British sterling exposures. Losses were posted to the Fund in the middle of the quarter due to the Trading Program’s long positions in the Euro/Swiss franc and Euro/Swedish krona positions. Profits were posted to the Fund at the end of the quarter as the Euro was boosted after assurances from Italy that it would not leave the European Union. The Swedish krona fell following poor unemployment data, leading to gains. The Canadian dollar weakened to the benefit of the Trading Program. Long positions in some emerging market currencies suffered, largely due to safe-haven demand for the U.S. dollar.

The interest rate sector posted losses to the Fund. Profits were posted to the Fund at the beginning of the second quarter due to the Trading Program’s U.S. fixed income short positions. Losses were posted to the Fund in the middle of the quarter as the political deadlock in Italy combined with the dovish tone in the U.S. led to significant losses from the Trading Program’s long Italian and short North American fixed income positions. Profits were posted to the Fund at the end of the second quarter. Yields on North American fixed income rose at the beginning of June following the release of strong economic data, benefiting the Trading Program’s short positions. Long positions in Korean bonds were also profitable as tensions eased on the Korean peninsula.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Fund’s open positions by market category for the fiscal period. For the six month periods ended June 30, 2018 and 2017 the Fund’s average capitalization was $65,569,004 and $96,079,821, respectively.

June 30, 2018

	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Agriculture	$485,846	0.74%	$832,376	$218,287
Currencies	2,028,018	3.09%	3,977,903	575,507
Energy	1,708,701	2.61%	3,773,433	244,059
Interest Rates	1,833,762	2.80%	2,545,081	1,193,183
Metals	1,381,950	2.11%	2,150,198	815,998
Stock Indices	696,744	1.06%	1,328,451	226,604

Total	$8,135,021	12.41%	$14,607,442	$3,273,638

June 30, 2017

	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Agriculture	$1,610,441	1.68%	$1,776,989	$1,372,850
Currencies	3,070,733	3.20%	3,912,231	2,150,051
Energy	379,700	0.40%	465,455	313,492
Interest Rates	2,038,485	2.12%	2,816,901	1,405,097
Metals	317,758	0.33%	493,221	171,724
Stock Indices	2,024,696	2.11%	2,767,375	1,422,222

Total	$9,441,813	9.84%	$12,232,172	$6,835,436

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

The following were the primary trading risk exposures of the Fund as of December 31, 2017, by market sector. There have been no material changes at June 30, 2018.

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

Energy

The Fund’s primary energy market exposure is to natural gas and crude oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile, which may cause substantial profits and losses to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the primary non-trading risk exposures of the Fund as of December 31, 2017. There have been no material changes at June 30, 2018.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

MLAI’s Chief Executive Officer and Chief Financial Officer, on behalf of the Fund, have evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act) with respect to the Fund as of the end of the quarter which ended June 30, 2018, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting (in connection with Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act) occurred during the quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

The Fund’s sales of unregistered securities are as follows for each Class of Units:

CLASS A

	Subscription
	Amount (2)	Units (3)	NAV (1)
1/01/2018	$906,849	549,306	$1.6509
1/16/2018	—	—	1.7528
2/01/2018	491,426	272,802	1.8014
2/16/2018	19,700	11,849	1.6626
3/01/2018	229,450	140,122	1.6375
3/16/2018	22,770	14,002	1.6262
4/01/2018	253,201	152,659	1.6586
4/16/2018	49,500	29,095	1.7013
5/01/2018	166,527	97,430	1.7092
5/16/2018	24,750	13,989	1.7692
6/01/2018	2,415,607	1,562,287	1.5462
6/16/2018	—	—	1.5679
7/01/2018	102,710	65,237	1.5744

(2) Subscription amount includes conversion in the amount of $4,274,856 (including $102,710 for the month of July 2018) which was converted from Class C in 2018.

(3) Subscription units include conversion in of 2,674,802 units (including 65,237 units for the month of July 2018)  which were converted from Class C in 2018.

CLASS C*

	Subscription
	Amount	Units	NAV (1)
1/01/2018	$—	—	$1.4579
1/16/2018	—	—	1.5472
2/01/2018	—	—	1.5895
2/16/2018	—	—	1.4664
3/01/2018	—	—	1.4437
3/16/2018	—	—	1.4331
4/01/2018	—	—	1.4611
4/16/2018	—	—	1.4981
5/01/2018	—	—	1.5044
5/16/2018	—	—	1.5566
6/01/2018	—	—	1.3598
6/16/2018	—	—	1.3783
7/01/2018	—	—	1.3834

(* For Class C — Effective after February 1, 2017, the Fund will no longer offer Class C Units to new or existing investors.)

CLASS D

	Subscription
	Amount	Units	NAV (1)
1/01/2018	$—	—	$2.0281
1/16/2018	—	—	2.1539
2/01/2018	—	—	2.2144
2/16/2018	—	—	2.0444
3/01/2018	—	—	2.0142
3/16/2018	—	—	2.0009
4/01/2018	—	—	2.0415
4/16/2018	—	—	2.0946
5/01/2018	—	—	2.1050
5/16/2018	—	—	2.1796
6/01/2018	—	—	1.9055
6/16/2018	—	—	1.9327
7/01/2018	—	—	1.9413

CLASS I

	Subscription
	Amount	Units	NAV (1)
1/01/2018	$—	—	$1.7357
1/16/2018	—	—	1.8431
2/01/2018	—	—	1.8945
2/16/2018	—	—	1.7488
3/01/2018	—	—	1.7227
3/16/2018	—	—	1.7111
4/01/2018	—	—	1.7455
4/16/2018	—	—	1.7907
5/01/2018	—	—	1.7993
5/16/2018	—	—	1.8628
6/01/2018	—	—	1.6283
6/16/2018	—	—	1.6514
7/01/2018	—	—	1.6586

CLASS M

	Subscription
	Amount	Units	NAV (1)
1/01/2018	$75,000	68,902	$1.0885
1/16/2018	—	—	1.1564
2/01/2018	—	—	1.1892
2/16/2018	—	—	1.0983
3/01/2018	10,000	9,239	1.0824
3/16/2018	—	—	1.0755
4/01/2018	20,000	18,220	1.0977
4/16/2018	13,000	11,538	1.1267
5/01/2018	—	—	1.1326
5/16/2018	—	—	1.1731
6/01/2018	—	—	1.0259
6/16/2018	75,000	72,053	1.0409
7/01/2018	20,000	19,122	1.0459

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

If an investor holding Class M Units ceases to have a managed account with BofA Corp. and, accordingly, is no longer subject to the asset-based program fee structure with respect to those investments, the investor will no longer be eligible to purchase Class M Units.  In these cases, a former managed account investor’s Class M Units may be converted by the Sponsor to Class A Units, Class D Units or Class I Units as applicable. No upfront sales commissions are applicable to a conversion of Class M Units to Class A, Class D or Class I Units.

(b)  Not applicable.

(c)  Not applicable.

Item 3.                               Defaults Upon Senior Securities

None.

Item 4.                               Mine Safety Disclosures

Not applicable

Item 5.                               Other Information

(a)         None.

(b)         Not applicable.

Item 6.                                 Exhibits

The following exhibits are filed herewith to this Quarterly Report on Form 10-Q:

31.01 and

31.02                                         Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01

and 31.02                 Are filed herewith.

32.01 and

32.02                                         Section 1350 Certifications

Exhibit 32.01

and 32.02                 Are filed herewith.

Exhibit 101         Are filed herewith.

The following materials from the Fund’s quarterly Report on Form 10-Q for the three and six month periods ended June 30, 2018 formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Financial Condition (ii) Statements of Operations (iii) Statements of Changes in Members’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASPECT FUTURESACCESS LLC
.

	By:	MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(Manager)

Date: August 10, 2018	By:	/s/ NANCY FAHMY
Nancy Fahmy
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 10, 2018	By:	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial Officer)