Form 10-Q
period 2018-09-30
Aspect FuturesAccess LLC
filed 2018-11-14
CIK 1309132

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Yes ☐ No ☒

As of September 30, 2018, 33,969,570 units of limited liability company interest were outstanding.

ASPECT FUTURESACCESS LLC

QUARTERLY REPORT FOR SEPTEMBER 30, 2018 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

ASPECT FUTURESACCESS LLC

(A Delaware Limited Liability Company)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	September 30,	December 31,
	2018	2017
ASSETS:
Equity in commodity trading accounts:
Cash (including restricted cash of $14,984,630 for 2018 and $24,062,735 for 2017)	$48,877,288	$70,693,933
Receivable from broker due to variation margin	1,601,148	—
Unrealized profit on open futures contracts	2,172,656	4,494,939
Unrealized profit on open forwards contracts	1,235,120	3,290,984
Cash and cash equivalents	469,685	540,090
Other assets	30,888	56,112

TOTAL ASSETS	$54,386,785	$79,076,058

LIABILITIES AND MEMBERS’ CAPITAL:
LIABILITIES:
Unrealized loss on open futures contracts	$917,454	$3,153,548
Unrealized loss on open forwards contracts	2,251,323	3,660,942
Brokerage commissions payable	14,730	17,194
Sponsor and Advisory fees payable	101,239	147,475
Redemptions payable	682,249	1,557,158
Other liabilities	246,364	317,770

Total liabilities	4,213,359	8,854,087

MEMBERS’ CAPITAL:

Members’ Capital (33,969,570 Units and 44,544,897 Units outstanding; unlimited Units authorized)	50,173,426	70,221,971
Total Members’ Capital	50,173,426	70,221,971

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$54,386,785	$79,076,058

NET ASSET VALUE PER UNIT:
Class A	$1.5537	$1.6509
Class C	$1.3619	$1.4579
Class D	$1.9194	$2.0281
Class I	$1.6384	$1.7357
Class M	$1.0360	$1.0885

See notes to financial statements.

ASPECT FUTURESACCESS LLC

(A Delaware Limited Liability Company)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	September 30,	September 30,	September 30,	September 30,
	2018	2017	2018	2017
TRADING PROFIT (LOSS):

Realized, net	$9,735	$(2,162,344)	$(2,962,735)	$(3,964,000)
Change in unrealized, net	(277,688)	1,764,741	868,714	(1,831,908)
Brokerage commissions	(91,453)	(113,449)	(297,715)	(319,559)

Total trading profit (loss), net	(359,406)	(511,052)	(2,391,736)	(6,115,467)

INVESTMENT INCOME (EXPENSE):
Interest, net	147,147	194,953	542,700	494,222
Other income	—	—	—	517,000
Total investment income (expense)	147,147	194,953	542,700	1,011,222

EXPENSES:
Management fee	131,967	336,055	463,815	1,308,735
Sponsor fee	181,603	391,085	644,812	1,333,623
Other	118,485	131,401	495,377	449,695
Total expenses	432,055	858,541	1,604,004	3,092,053

NET INVESTMENT INCOME (LOSS)	(284,908)	(663,588)	(1,061,304)	(2,080,831)

NET INCOME (LOSS)	$(644,314)	$(1,174,640)	$(3,453,040)	$(8,196,298)

NET INCOME (LOSS) PER UNIT:

Weighted average number of Units outstanding
Class A	28,689,313	12,432,571	29,948,170	13,357,519
Class C	1,149,048	36,810,316	2,628,254	40,381,379
Class D	60,573	1,920,371	1,110,926	1,920,371
Class I	522,727	804,139	540,782	943,059
Class M	4,884,047	5,701,802	5,221,406	6,916,197

Net income (loss) per weighted average Unit
Class A	$(0.0196)	$(0.0221)	$(0.0884)	$(0.1418)
Class C	$(0.0182)	$(0.0215)	$(0.1022)	$(0.1333)
Class D	$(0.0219)	$(0.0214)	$(0.2037)	$(0.1539)
Class I	$(0.0201)	$(0.0201)	$(0.0678)	$(0.1388)
Class M	$(0.0098)	$(0.0091)	$(0.0523)	$(0.0711)

See notes to financial statements.

ASPECT FUTURESACCESS LLC

(A Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(unaudited) (in Units)

	Members’ Units			Members’ Units	Members’ Units December			Members’ Units
	December 31, 2016	Subscriptions	Redemptions	September 30, 2017	31, 2017	Subscriptions	Redemptions	September 30, 2018
Class A*	14,454,830	142,531	(4,928,204)	9,669,157	31,461,991	3,290,054	(7,011,508)	27,740,537
Class C**	45,337,665	132,736	(10,705,659)	34,764,742	4,857,611	—	(4,091,067)	766,544
Class D	1,920,371	—	—	1,920,371	1,920,371	—	(1,859,799)	60,572
Class I	1,077,016	17,896	(398,043)	696,869	681,225	—	(158,498)	522,727
Class M	9,111,918	534,427	(4,246,247)	5,400,098	5,623,699	199,074	(943,583)	4,879,190
Total Members’ Units	71,901,800	827,590	(20,278,153)	52,451,237	44,544,897	3,489,128	(14,064,455)	33,969,570

*Subscription units include conversion in of 3,056,078 units which were converted from Class C in 2018.

**Redemption units include conversion out of 3,472,188 units which were converted to Class A in 2018.

See notes to financial statements.

ASPECT FUTURESACCESS LLC

(A Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(unaudited)

	Members’ Capital				Members’ Capital	Members’ Capital				Members’ Capital
	December 31, 2016	Subscriptions	Redemptions	Net Income (Loss)	September 30, 2017	December 31, 2017	Subscriptions	Redemptions	Net Income (Loss)	September 30, 2018
Class A*	$23,937,426	$227,400	$(7,650,140)	$(1,894,511)	$14,620,175	$51,941,334	$5,279,478	$(11,470,746)	$(2,648,252)	$43,101,814
Class C**	66,943,683	196,000	(15,212,598)	(5,383,470)	46,543,615	7,082,060	—	(5,769,452)	(268,679)	1,043,929
Class D	3,856,070	—	—	(295,575)	3,560,495	3,894,785	—	(3,552,235)	(226,286)	116,264
Class I	1,866,159	31,000	(659,551)	(130,917)	1,106,691	1,182,385	—	(289,287)	(36,654)	856,444
Class M	9,803,215	563,820	(4,511,770)	(491,825)	5,363,440	6,121,407	213,000	(1,006,263)	(273,169)	5,054,975
Total Members’ Capital	$106,406,553	$1,018,220	$(28,034,059)	$(8,196,298)	$71,194,416	$70,221,971	$5,492,478	$(22,087,983)	$(3,453,040)	$50,173,426

*Subscription includes conversion in the amount of $4,871,844 which was converted from Class C in 2018.

**Redemption includes conversion out in the amount of $4,871,844 which was converted to Class A in 2018.

See notes to financial statements.

ASPECT FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2018 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class M
Per Unit Operating Performance:

Net asset value, beginning of period	$1.5744	$1.3834	$1.9413	$1.6586	$1.0459

Net realized and net change in unrealized trading profit (loss)	(0.0090)	(0.0079)	(0.0111)	(0.0095)	(0.0060)
Brokerage commissions	(0.0027)	(0.0024)	(0.0034)	(0.0029)	(0.0018)
Interest income, net	0.0044	0.0038	0.0054	0.0046	0.0029
Expenses	(0.0134)	(0.0150)	(0.0128)	(0.0124)	(0.0050)

Net asset value, end of period	$1.5537	$1.3619	$1.9194	$1.6384	$1.0360

Total Return: (a) (c) (d)

Total return before Performance fees	-1.31%	-1.55%	-1.13%	-1.21%	-0.94%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%
Total return after Performance fees	-1.31%	-1.55%	-1.13%	-1.21%	-0.94%

Ratios to Average Members’ Capital: (c) (d)

Expenses (excluding Performance fees) (b)	0.85%	1.10%	0.66%	0.75%	0.48%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%
Expenses (including Performance fees)	0.85%	1.10%	0.66%	0.75%	0.48%

Net investment income (loss) (excluding Performance fees)	-0.57%	-0.82%	-0.38%	-0.47%	-0.19%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%
Net investment income (loss) (including Performance fees)	-0.57%	-0.82%	-0.38%	-0.47%	-0.19%

(a) The total return is calculated for each class taken as a whole based on the change in net asset value.

(b) The expense ratios do not include brokerage commissions.

(c) The ratios and total return are not annualized.

(d) An individual member’s return and ratios may vary based on timing and amount of capital transactions and class specific fee structures.

See notes to financial statements.

ASPECT FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class M
Per Unit Operating Performance:

Net asset value, beginning of period	$1.6509	$1.4579	$2.0281	$1.7357	$1.0885

Net realized and net change in unrealized trading profit (loss)	(0.0598)	(0.0524)	(0.0739)	(0.0631)	(0.0399)
Brokerage commissions	(0.0080)	(0.0070)	(0.0098)	(0.0084)	(0.0053)
Interest income, net	0.0143	0.0126	0.0176	0.0151	0.0095
Expenses (d)	(0.0437)	(0.0492)	(0.0426)	(0.0409)	(0.0168)

Net asset value, end of period	$1.5537	$1.3619	$1.9194	$1.6384	$1.0360

Total Return: (a) (c) (d)

Total return before Performance fees	-5.89%	-6.58%	-5.36%	-5.60%	-4.82%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%
Total return after Performance fees	-5.89%	-6.58%	-5.36%	-5.60%	-4.82%

Ratios to Average Members’ Capital: (c) (d)

Expenses (excluding Performance fees) (b)	2.68%	3.43%	2.12%	2.38%	1.56%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%
Expenses (including Performance fees)	2.68%	3.43%	2.12%	2.38%	1.56%

Net investment income (loss) (excluding Performance fees)	-1.80%	-2.55%	-1.24%	-1.50%	-0.67%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%
Net investment income (loss) (including Performance fees)	-1.80%	-2.55%	-1.24%	-1.50%	-0.67%

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

Total Return: (a) (c) (e)

Total return before Performance fees	-1.45%	-1.69%	-1.14%	-1.35%	-1.07%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%
Total return after Performance fees	-1.45%	-1.69%	-1.14%	-1.35%	-1.07%

Ratios to Average Members’ Capital: (c) (e)

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

(e) An individual member’s return and ratios may vary based on timing and amount of capital transactions and class specific fee structures.

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

Total Return: (a) (c) (e)

Total return before Performance fees	-8.70%	-9.33%	-7.67%	-8.35%	-7.68%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%
Total return after Performance fees	-8.70%	-9.33%	-7.67%	-8.35%	-7.68%

Ratios to Average Members’ Capital: (c) (e)

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

(e) An individual member’s return and ratios may vary based on timing and amount of capital transactions and class specific fee structures.

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

The Fund considers all highly liquid investments, with a maturity of three months or less when acquired, to be cash equivalents classified as Level II within the fair value hierarchy discussed in Note 3. As of September 30, 2018, the Fund held no cash equivalents. Cash was held at a nationally recognized financial institution.

In the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of the Fund as of

September 30, 2018 and December 31, 2017 and the results of its operations for the three and nine month periods ended September 30, 2018 and 2017.  However, the operating results for the interim periods may not be indicative of the results for the full year.

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

2.              CONDENSED SCHEDULES OF INVESTMENTS

The Fund’s investments as of September 30, 2018 and December 31, 2017 are as follows:

September 30, 2018 (a)

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts/Notional*	Profit (Loss)	Members’ Capital	Contracts/Notional*	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture - Futures	177	$(90,630)	-0.18%	(821)	$573,774	1.14%	$483,144	0.96%	November 2018 - May 2019
Currencies - Futures	—	—	0.00%	(16)	10,379	0.02%	10,379	0.02%	December 2018
Currencies - Forwards*	147,937,585	(10,808)	-0.02%	(196,433,631)	(1,005,395)	-2.00%	(1,016,203)	-2.02%	December 2018
Energy - Futures	324	1,236,218	2.46%	(28)	(72,399)	-0.14%	1,163,819	2.32%	October 2018 - December 2019
Interest rates - Futures	527	(151,857)	-0.30%	(2,306)	819,042	1.63%	667,185	1.33%	December 2018 - March 2021
Metals - Futures	138	(13,280)	-0.03%	(249)	93,547	0.19%	80,267	0.16%	November 2018 - January 2019
Stock indices - Futures	790	408,624	0.81%	(110)	42,932	0.09%	451,556	0.90%	October 2018 - December 2018

Total		$1,378,267	2.74%		$461,880	0.93%	$1,840,147	3.67%

(a) Certain exchanges have modified their rulebook from the collateralized-to-market model to the settled-to-market model, resulting in the characterization of variation margin postings as settlement payments, as opposed to adjustments to collateral. As a result, the Fund has classified such amounts within the receivable from broker due to variation margin account on the Statement of Financial Condition.  This receivable from broker due to variation margin account combined with the unrealized profit (loss) on open futures and forwards accounts on the Statement of Financial Condition represents the total net unrealized profit (loss) on open positions in the above condensed schedule of investments as of September 30, 2018. At this time, the Chicago Mercantile Exchange and its related exchanges are the only central clearing parties of the Fund where variation margin payments are considered settlement payments.

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

No individual contract’s unrealized profit or loss comprised greater than 5% of Members’ Capital as of September 30, 2018 and December 31, 2017. With respect to each commodity industry sector listed in the above charts, the net unrealized profit (loss) on open positions is the sum of the unrealized profits (losses) of long positions and short positions, netting unrealized losses against unrealized profits as applicable.  Net unrealized profit and loss provides a rough measure of the exposure of the Fund to the various sectors as of the date listed, although such exposure can change at any time.

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

Transfers of investments between different levels of the fair value hierarchy, if any, are recorded as of the beginning of the reporting period. There were no transfers to or from any level during the three or nine month periods ended September 30, 2018 or the year ended December 31, 2017.

The Fund’s unrealized profit (loss) on open forwards and futures contracts, by the above fair value hierarchy levels, as of September 30, 2018 and December 31, 2017, are as follows:

2018

Net unrealized profit (loss) (a)
on open contracts	Total	Level I	Level II	Level III

Assets
Futures	$4,180,639	$3,952,085	$228,554	$—
Forwards	1,235,120	—	1,235,120	—
	$5,415,759	$3,952,085	$1,463,674	$—

Liabilities
Futures	$1,324,289	$920,570	$403,719	$—
Forwards	2,251,323	—	2,251,323	—
	$3,575,612	$920,570	$2,655,042	$—

September 30, 2018	$1,840,147	$3,031,515	$(1,191,368)	$—

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

The Fund’s volume of trading forwards and futures as of the nine month period ended September 30, 2018 and year ended December 31, 2017 are representative of the activity throughout these periods.

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

The Fund maintains margin deposits and cash collateral with its futures and forwards brokers, respectively, based on the greater of exchange margin or amounts determined by the respective broker. At September 30, 2018 and December 31, 2017, the initial margin deposits (cash) are used to satisfy the margin requirements to establish the futures or forward contracts and are presented on the Statements of Financial Condition in Cash in the Equity in commodity trading accounts. For exchanges which consider variation margin payments as collateral and not settlement, the variation margin on open contracts is presented gross on the Statements of Financial Condition in Unrealized profit or loss on futures or forwards contracts, respectively. The Fund is subject to agreements which support the ability to settle net with its counterparties; however, the Fund has elected to present the related balances on the Statements of Financial Condition on a gross basis. The net of these amounts in addition to the receivable from broker due to variation margin and the restricted cash presented within the Cash in the Equity in commodity trading accounts on the Statements of Financial Condition represents the Fund’s net exposure.

The following table indicates the trading profits and losses before brokerage commissions, by commodity industry sector for each of the three and nine month periods ended September 30, 2018 and 2017:

	For the three months ended	For the nine months ended
	September 30, 2018	September 30, 2018
Commodity Industry	profit (loss)	profit (loss)
Sector	from trading, net	from trading, net

Agriculture	$395,658	$(358,370)
Currencies	(1,909,202)	(2,415,421)
Energy	1,135,781	3,526,216
Interest rates	(324,305)	(294,658)
Metals	522,732	(433,947)
Stock indices	(88,617)	(2,117,841)

Total, net	$(267,953)	$(2,094,021)

	For the three months ended	For the nine months ended
	September 30, 2017	September 30, 2017
Commodity Industry	profit (loss)	profit (loss)
Sector	from trading, net	from trading, net

Agriculture	$(2,117,517)	$(943,971)
Currencies	(1,500,359)	(4,791,964)
Energy	843,873	(2,138,995)
Interest rates	(204,325)	(5,412,543)
Metals	25,113	(437,867)
Stock indices	2,555,612	7,929,432

Total, net	$(397,603)	$(5,795,908)

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

5.   RELATED PARTY TRANSACTIONS

MLAI owns 50 Class D Units which represent less than 1% of the Fund’s Net Asset Value as of September 30, 2018 and December 31, 2017.

MLAI, the Fund and certain other FuturesAccess Funds, MLAI’s HedgeAccess® Program of  hedge funds and other BofA Corp. funds (each a “Serviced Fund” and collectively, the “Serviced Funds”) have entered into a transfer agency and investor services agreement with Financial Data Services, Inc. (the “Transfer Agent”), a wholly owned subsidiary of BofA Corp. and affiliate of MLAI.  The Transfer Agent provides registrar, distribution disbursing agent, transfer agent and certain other services related to the issuance, redemption, exchange and transfer of Units.  The fees charged by the Transfer Agent for its services were 0.02% per year of the aggregate net assets of the Serviced Funds. The fee is paid monthly in arrears.  The Transfer Agent also receives reimbursement for its out-of-pocket expenses and certain extraordinary expenses.  MLAI allocates the Transfer Agent fees to each of the Serviced Funds, including the Fund, on a monthly basis based on each Serviced Fund’s net assets. The Transfer Agent fee allocated to the Fund for the three month periods ended September 30, 2018 and 2017 amounted to $2,642 and $4,003, respectively. The Transfer Agent fee allocated to the Fund for the nine month periods ended September 30, 2018 and 2017 amounted to $9,308 and $13,773, respectively, of which $3,022 and $3,975 was payable to the Transfer Agent as of September 30, 2018 and December 31, 2017, respectively.

Brokerage commissions, interest, net and Sponsor fees, as presented on the Statements of Operations, are all received from or paid to related parties. Equity in commodity trading accounts, including cash, receivable from broker due to variation margin, and Unrealized profit (loss), as presented on the Statements of Financial Condition are held with a related party.

6. RECENT ACCOUNTING PRONOUNCEMENTS

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”).The amendments in ASU 2018-13 modify the disclosure requirements in Topic 820 of the disclosure framework. The modifications include the removal to disclose the amount of and reason for transfers between Level I and Level II of the fair value hierarchy, the policy for timing of transfers between levels, the valuation processes for Level III fair value measurements, and the changes in unrealized gains and losses for the period included in earnings for recurring Level III fair value measurements held at the end of the reporting period. Additionally, for investments for certain entities that calculate net asset value, an entity is required to disclose the timing of liquidation of an investee’s assets and the date when restrictions from redemptions might lapse only if the investee has communicated the timing to the entity or announced the timing publicly. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019 with early adoption permitted to any removed or modified disclosures of this update. The Manager is currently evaluating the impact, if any, of applying ASU 2018-13.

7.   SUBSEQUENT EVENTS

On September 17, 2018, an agreement has been reached to sell all of the outstanding equity interests or securities in Merrill Lynch Alternative Investments, LLC to Institutional Capital Network, Inc. The transaction is expected to close during the first half of 2019.

As of October 29, 2018, the Sponsor has commenced a plan for liquidation for the Fund as of December 15, 2018.

Management has evaluated the impact of subsequent events on the Fund through the date the financial statements were issued and has determined that there were no other subsequent events that require adjustments to, or disclosure in, the financial statements.

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

PERIOD-END NET ASSET VALUE PER UNIT CLASS A

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.	Jul. 15th	Jul.	Aug. 15th	Aug.	Sep. 15th	Sep.
2017	$1.6689	$1.6461	$1.6976	$1.6694	$1.6412	$1.6117	$1.6048	$1.5969	$1.5931	$1.5771	$1.5834	$1.5343	$1.5291	$1.5399	$1.5201	$1.5863	$1.5298	$1.5120
2018	$1.7528	$1.8014	$1.6626	$1.6375	$1.6262	$1.6586	$1.7013	$1.7092	$1.7692	$1.5462	$1.5679	$1.5744	$1.6118	$1.5475	$1.5702	$1.5752	$1.5639	$1.5537

PERIOD-END NET ASSET VALUE PER UNIT CLASS C

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.	Jul. 15th	Jul.	Aug. 15th	Aug.	Sep. 15th	Sep.
2017	$1.4874	$1.4664	$1.5116	$1.4858	$1.4600	$1.4331	$1.4263	$1.4186	$1.4147	$1.3997	$1.4049	$1.3619	$1.3568	$1.3658	$1.3476	$1.4057	$1.3551	$1.3388
2018	$1.5472	$1.5895	$1.4664	$1.4437	$1.4331	$1.4611	$1.4981	$1.5044	$1.5566	$1.3598	$1.3783	$1.3834	$1.4157	$1.3586	$1.3781	$1.3818	$1.3713	$1.3619

PERIOD-END NET ASSET VALUE PER UNIT CLASS D

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.	Jul. 15th	Jul.	Aug. 15th	Aug.	Sep. 15th	Sep.
2017	$2.0249	$1.9986	$2.0625	$2.0296	$1.9967	$1.9621	$1.9549	$1.9466	$1.9433	$1.9250	$1.9343	$1.8754	$1.8703	$1.8847	$1.8616	$1.9439	$1.8753	$1.8541
2018	$2.1539	$2.2144	$2.0444	$2.0142	$2.0009	$2.0415	$2.0946	$2.1050	$2.1796	$1.9055	$1.9327	$1.9413	$1.9880	$1.9093	$1.9380	$1.9447	$1.9313	$1.9194

PERIOD-END NET ASSET VALUE PER UNIT CLASS I

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.	Jul. 15th	Jul.	Aug. 15th	Aug.	Sep. 15th	Sep.
2017	$1.7464	$1.7229	$1.7773	$1.7482	$1.7189	$1.6882	$1.6813	$1.6734	$1.6678	$1.6510	$1.6579	$1.6098	$1.6047	$1.6163	$1.5958	$1.6655	$1.6065	$1.5881
2018	$1.8431	$1.8945	$1.7488	$1.7227	$1.7111	$1.7455	$1.7907	$1.7993	$1.8628	$1.6283	$1.6514	$1.6586	$1.6982	$1.6307	$1.6550	$1.6605	$1.6488	$1.6384

PERIOD-END NET ASSET VALUE PER UNIT CLASS M

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.	Jul. 15th	Jul.	Aug. 15th	Aug.	Sep. 15th	Sep.
2017	$1.0851	$1.0709	$1.1047	$1.0871	$1.0687	$1.0502	$1.0453	$1.0409	$1.0391	$1.0290	$1.0339	$1.0040	$1.0013	$1.0090	$0.9966	$1.0407	$1.0042	$0.9932
2018	$1.1564	$1.1892	$1.0983	$1.0824	$1.0755	$1.0977	$1.1267	$1.1326	$1.1731	$1.0259	$1.0409	$1.0459	$1.0714	$1.0293	$1.0451	$1.0490	$1.0421	$1.0360

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

For the nine month period ended September 30, 2018 Fund capital decreased 28.55% from $70,221,971 to $50,173,426. This decrease was attributable to the net loss from operations of $3,453,040 coupled with the redemption of 14,064,455 redeemable Units resulting in an outflow of $22,087,983.  The cash outflow was offset with cash inflow of $5,492,478 due to subscriptions of 3,489,128 Units. Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent months.

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

January 1, 2018 to September 30, 2018

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

July 1, 2018 to September 30, 2018

The Fund experienced a net trading loss of $267,953 before brokerage commissions and related fees in the third quarter of 2018. The Fund’s profits were primarily attributable to the energy, metals and agriculture sectors. The stock indices, interest rates, and currencies sectors posted losses.

The energy sector posted profits to the Fund. Losses were posted to the Fund at the beginning of the third quarter due to the Trading Program’s long positions in the oil complex as West Texas Intermediate Crude declined following increased U.S. and Libyan output and slowing global demand. Profits were posted to the Fund in the middle of the quarter as the Trading Program’s long positions in the West Texas Intermediate Crude oil price rose, amid lower-than-expected U.S. inventories and supply concerns from Iran and Venezuela. The best energies performers came from the Trading Program’s long positions in the European energy complex as emissions contracts and electricity contracts advanced due to regulatory carbon reduction initiatives and power supply outages respectively. Profits were posted to the Fund at the end of the third quarter as oil prices were boosted by undersupply concerns amid Iranian sanctions.

The metals sector posted profits to the Fund. Profits were posted to the Fund at the beginning of the third quarter due to the Trading Program’s short gold position which logged a fourth straight monthly loss as the dollar strengthened. Profits were posted to the Fund in the middle of the third quarter as gold and industrial metal prices experienced extended declines due to a strong U.S. dollar and weaker Chinese demand. Losses were posted to the Fund at the end of the third quarter. Profits from the Trading Program’s short gold position were offset by losses from short industrial metals positions which rallied after lower-than-expected trade tariffs between the U.S. and China.

The agriculture sector posted profits to the Fund. Losses were posted to the Fund at the beginning of the third quarter due to the Trading Program’s short positions in corn and soybean which rallied towards the end of July. Profits were posted to the Fund in the middle of the quarter due to the Trading Program’s short agricultural positions benefiting from strong harvests. The short coffee position benefited after a weakening Brazilian real incentivized selling from the world’s largest exporter. Losses were posted to the Fund at the end of the third quarter. The Trading Program’s short positions in cocoa gained on oversupply fears however, reversals in lean hogs and other soft commodities resulted in overall losses.

The stock indices sector posted losses to the Fund. Profits were posted to the Fund at the beginning of the third quarter. The Trading Program’s long stock and credit index positions were profitable as North American stocks achieved profits amid upbeat earnings. European stock indices were also profitable with Asian equities mixed and the Trading Program’s long position in the Indian Nifty Index was the strongest contributor, benefitting from encouraging Indian economic data. Losses were posted to the Fund in the middle of the quarter. Profits from the Trading Program’s long positions in some Asian and U.S. stock indices were not enough to offset the losses from long positions in some European stock indices which struggled due to fears of contagion from emerging market crises such as the August crash in the Turkish lira. Losses were posted to the Fund at the end of the third quarter due to the Trading Program’s long European positions which were negatively impacted by Italy’s decision to widen its budget deficit. Trade uncertainty had a relatively minimal effect on U.S. stock indices but it underpinned some Asian stock index weakness where the Trading Program’s long Indian and Australian stock index positions were the sector’s worst performers.

The interest rate sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the third quarter due to the Trading Program’s global bond yields which were temporarily lifted by speculation of shifting Japanese monetary policy and encouraging economic data. This led to profits from the Trading Program’s short positions across the U.S. yield curve but losses in long European bond positions. Losses were posted to the Fund in the middle of the quarter. In bonds, a flight to safety resulted in losses from the Trading Program’s short U.S. fixed income positions. Profits were posted to the Fund at the end of the third quarter. Profits were posted to the Fund due the Trading Program’s short positions in U.S. bond and interest rate positions as well as long credit positions amid improving U.S. economic conditions yet reversals in core European and Korean bonds incurred losses.

The currency sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the third quarter due to the Trading Program’s currency positions, in particular long U.S. dollar positions struggled as the U.S. dollar came under pressure from trade uncertainty.  The Trading Program’s long positions in the Euro against the Hungarian forint and the Swedish krona also struggled after Hungary and Sweden released better-than-expected economic data. Losses were posted to the Fund in the middle of the quarter. The Trading Program’s net short exposure to the British sterling struggled after the EU showed willingness for a close post-Brexit relationship with the U.K. with losses also coming from the Trading Program’s net long Norwegian krone exposure. Losses were posted to the Fund at the end of the quarter. The Trading Program’s net short Swedish krona exposure made losses following the Swedish central bank’s hawkish rhetoric and also from Euro weakness. The Trading Program posted profits to Fund from its long exposure to the commodity sensitive Norwegian krone but bouts of recovery across emerging market currencies resulted in losses from the Trading Program’s established long U.S. dollar position.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Fund’s open positions by market category for the fiscal period. For the nine month periods ended September 30, 2018 and 2017 the Fund’s average capitalization was $61,319,400 and $90,382,464, respectively.

September 30, 2018

	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Agriculture	$427,390	0.70%	$832,376	$218,287
Currencies	2,528,095	4.12%	3,977,903	575,507
Energy	1,306,209	2.13%	3,773,433	244,059
Interest Rates	1,537,456	2.51%	2,545,081	918,421
Metals	1,059,629	1.73%	2,150,198	403,382
Stock Indices	1,022,523	1.67%	1,762,075	226,604

Total	$7,881,302	12.86%	$15,041,066	$2,586,260

September 30, 2017

	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Agriculture	$1,116,575	1.24%	$1,776,989	$113,189
Currencies	2,767,597	3.06%	3,912,231	1,898,765
Energy	712,523	0.79%	1,483,670	313,492
Interest Rates	1,962,990	2.17%	2,816,901	1,405,097
Metals	651,670	0.72%	1,420,504	171,724
Stock Indices	2,460,334	2.72%	3,586,652	1,422,222

Total	$9,671,689	10.70%	$14,996,947	$5,324,489

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

The following were the primary trading risk exposures of the Fund as of December 31, 2017, by market sector. There have been no material changes at September 30, 2018.

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

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the primary non-trading risk exposures of the Fund as of December 31, 2017. There have been no material changes at September 30, 2018.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

MLAI’s Chief Executive Officer and Chief Financial Officer, on behalf of the Fund, have evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act) with respect to the Fund as of the end of the quarter which ended September 30, 2018, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting (in connection with Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act) occurred during the quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

The Fund’s sales of unregistered securities are as follows for each Class of Units:

CLASS A

	Subscription
	Amount (2)	Units (3)	NAV (1)
1/01/2018	$906,849	549,306	$1.6509
1/16/2018	—	—	1.7528
2/01/2018	491,426	272,802	1.8014
2/16/2018	19,700	11,849	1.6626
3/01/2018	229,450	140,122	1.6375
3/16/2018	22,770	14,002	1.6262
4/01/2018	253,201	152,659	1.6586
4/16/2018	49,500	29,095	1.7013
5/01/2018	166,527	97,430	1.7092
5/16/2018	24,750	13,989	1.7692
6/01/2018	2,415,607	1,562,287	1.5462
6/16/2018	—	—	1.5679
7/01/2018	102,710	65,238	1.5744
7/16/2018	—	—	1.6118
8/01/2018	200,923	129,837	1.5475
8/16/2018	—	—	1.5702
9/01/2018	396,065	251,438	1.5752
9/16/2018	—	—	1.5639
10/01/2018	204,590	131,679	1.5537

(2) Subscription amount includes conversion in the amount of $5,076,434 (including $204,590 for the month of October 2018) which was converted from Class C in 2018.

(3) Subscription units include conversion in of 3,187,757 units (including 131,679 units for the month of October 2018)  which were converted  from Class C in 2018.

CLASS C*

	Subscription
	Amount	Units	NAV (1)
1/01/2018	$—	—	$1.4579
1/16/2018	—	—	1.5472
2/01/2018	—	—	1.5895
2/16/2018	—	—	1.4664
3/01/2018	—	—	1.4437
3/16/2018	—	—	1.4331
4/01/2018	—	—	1.4611
4/16/2018	—	—	1.4981
5/01/2018	—	—	1.5044
5/16/2018	—	—	1.5566
6/01/2018	—	—	1.3598
6/16/2018	—	—	1.3783
7/01/2018	—	—	1.3834
7/16/2018	—	—	1.4157
8/01/2018	—	—	1.3586
8/16/2018	—	—	1.3781
9/01/2018	—	—	1.3818
9/16/2018	—	—	1.3713
10/01/2018	—	—	1.3619

(* For Class C — Effective after February 1, 2017, the Fund will no longer offer Class C Units to new or existing investors.)

CLASS D

	Subscription
	Amount	Units	NAV (1)
1/01/2018	$—	—	$2.0281
1/16/2018	—	—	2.1539
2/01/2018	—	—	2.2144
2/16/2018	—	—	2.0444
3/01/2018	—	—	2.0142
3/16/2018	—	—	2.0009
4/01/2018	—	—	2.0415
4/16/2018	—	—	2.0946
5/01/2018	—	—	2.1050
5/16/2018	—	—	2.1796
6/01/2018	—	—	1.9055
6/16/2018	—	—	1.9327
7/01/2018	—	—	1.9413
7/16/2018	—	—	1.9880
8/01/2018	—	—	1.9093
8/16/2018	—	—	1.9380
9/01/2018	—	—	1.9447
9/16/2018	—	—	1.9313
10/01/2018	—	—	1.9194

CLASS I

	Subscription
	Amount	Units	NAV (1)
1/01/2018	$—	—	$1.7357
1/16/2018	—	—	1.8431
2/01/2018	—	—	1.8945
2/16/2018	—	—	1.7488
3/01/2018	—	—	1.7227
3/16/2018	—	—	1.7111
4/01/2018	—	—	1.7455
4/16/2018	—	—	1.7907
5/01/2018	—	—	1.7993
5/16/2018	—	—	1.8628
6/01/2018	—	—	1.6283
6/16/2018	—	—	1.6514
7/01/2018	—	—	1.6586
7/16/2018	—	—	1.6982
8/01/2018	—	—	1.6307
8/16/2018	—	—	1.6550
9/01/2018	—	—	1.6605
9/16/2018	—	—	1.6488
10/01/2018	—	—	1.6384

CLASS M

	Subscription
	Amount	Units	NAV (1)
1/01/2018	$75,000	68,902	$1.0885
1/16/2018	—	—	1.1564
2/01/2018	—	—	1.1892
2/16/2018	—	—	1.0983
3/01/2018	10,000	9,239	1.0824
3/16/2018	—	—	1.0755
4/01/2018	20,000	18,220	1.0977
4/16/2018	13,000	11,538	1.1267
5/01/2018	—	—	1.1326
5/16/2018	—	—	1.1731
6/01/2018	—	—	1.0259
6/16/2018	75,000	72,053	1.0409
7/01/2018	20,000	19,122	1.0459
7/16/2018	—	—	1.0714
8/01/2018	—	—	1.0293
8/16/2018	—	—	1.0451
9/01/2018	—	—	1.0490
9/16/2018	—	—	1.0421
10/01/2018	—	—	1.0360

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

The following materials from the Fund’s quarterly Report on Form 10-Q for the three and nine month periods ended September 30, 2018 formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Financial Condition (ii) Statements of Operations (iii) Statements of Changes in Members’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASPECT FUTURESACCESS LLC

	By:	MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(Manager)

Date: November 14, 2018	By:	/s/ NANCY FAHMY
Nancy Fahmy
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 14, 2018	By:	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial Officer)